Form 10-K
period 1993-12-31
UST CORP
filed 1994-03-30
CIK 316901

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993              COMMISSION FILE #0-9623

                                   UST CORP.
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-2436093
         (State or other jurisdiction                        (I.R.S. Employer
       of incorporation or organization                    Identification No.)

               40 COURT STREET,                                   02108
            BOSTON, MASSACHUSETTS                               (Zip Code)
   (Address of principal executive offices)

                                 (617) 726-7000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $0.625


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The number of shares of common stock held by nonaffiliates of the registrant as of March 7, 1994 was 14,490,902 for an aggregate market value of $175,702,187.

     At March 7, 1994, there were issued and outstanding 17,329,633 shares of common stock, par value $0.625 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the 1994 Annual Meeting are incorporated by reference in Items 10, 11, 12 and 13 of Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
                                                                                          ----
Item 1     Business...................................................................      1
Item 2     Properties.................................................................      9
Item 3     Legal Proceedings..........................................................      9
Item 4     Submission of Matters to a Vote of Security Holders........................      9

                                   PART II

Item 5     Market for the Registrant's Common Stock and Related Security Holder            10
           Matters....................................................................
Item 6     Selected Financial Data....................................................     11
Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations
           Financial Condition at December 31, 1993...................................     12
           Results of Operations......................................................     17
Item 8     Financial Statements and Supplementary Material............................     31
Item 9     Disagreements on Accounting and Financial Disclosure.......................     57

                                   PART III

Item 10    Directors and Executive Officers of the Company............................     57
Item 11    Executive Compensation.....................................................     59
Item 12    Security Ownership of Certain Beneficial Owners and Management.............     59
Item 13    Certain Relationships and Related Transactions.............................     59

                                   PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K............     60
           Signatures.................................................................     62

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

     UST Corp. (the "Company"), a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), was organized as a Massachusetts business corporation in 1967. The Company is also subject to examination by, and is required to file reports with, the Commissioner of Banks of the Commonwealth of Massachusetts (the "Massachusetts Commissioner"). The Company's banking subsidiaries are USTrust and United States Trust Company ("USTC"); each headquartered in Boston and each a Massachusetts trust company and UST Bank/Connecticut ("UST/Conn") headquartered in Bridgeport, a Connecticut trust company. All of the common stock of USTrust, USTC, and UST/Conn is issued to and owned by the Company. In addition, the Company owns, directly or indirectly, all of the outstanding stock of three active nonbanking subsidiaries, all Massachusetts corporations: UST Leasing Corporation, UST Data Services Corp. and UST Capital Corp.

     Through its banking and nonbanking subsidiaries, the Company provides a broad range of financial services, principally to individuals and small-and medium-sized companies in New England. In addition, an important component of the Company's financial services is the provision of trust and money management services to professionals, corporate executives, nonprofit organizations, labor unions, foundations, mutual funds and owners of closely-held businesses in the New England region.

     As of the close of business on December 31, 1993, the Company's total assets were approximately $2.0 billion and USTrust, the lead bank, had over $1.9 billion or 93% of the Company's consolidated assets.

THE SUBSIDIARY BANKS

     USTrust and UST/Conn are engaged in a general commercial banking business and accept deposits which are insured by the Federal Deposit Insurance Corporation ("FDIC"). USTC, which has full banking powers and accepts deposits which are insured by the FDIC, focuses its activity on trust and money management and other fee generating businesses. Two of the Company's banking subsidiaries are located in Massachusetts and one is located in Connecticut.

RECENT DEVELOPMENTS

Recent Operating History

     The Company reported a loss of $20.1 million, or $1.31 per share, for 1993, resulting primarily from a loan loss provision of $42.7 million in the second quarter and writedowns of certain nonperforming assets. In addition, the Company incurred net losses in each of the two preceding recent fiscal years. See Note 19 to Consolidated Financial Statements of the Company.

Proposed New Standards on Safety and Soundness -- Asset Quality

     Proposed regulations covering standards for safety and soundness at banks and bank holding companies have been put forth by the Company's primary federal banking regulators as required by Section 132 of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Included in the proposal are standards (1) dealing with the maximum amount of classified assets an institution may have and (2) defining a minimum earnings amount. Failure to meet these standards would require the filing of a compliance action plan with and acceptable to the Company's supervisory agencies. If the proposed regulations were to be adopted in their present form, the Company would not have been in compliance with the first standard at December 31, 1993. The federal banking regulators have not publicly indicated at this time when passage of final regulations in this area will occur or whether final regulations will be substantially similar to those proposed.

     At December 31, 1993, the Company had approximately $49.3 million in nonaccrual loans, $.5 million in accruing loans 90 days or more past due, $41.5 million in restructured loans, $19.5 million in other real estate owned and $12 million in Special Mention loans 30 to 89 days past due and accruing. In addition, the Company had approximately $185 million of accruing commercial and real estate loans which, while current, have nonetheless been classified as Special Mention or Substandard in the Company's internal risk rating profile. Under the Company's definition, Substandard assets are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual asset so classified. Special Mention assets, as defined by the Company, have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the assets.

     The risk ratings assigned to these loans were an important factor in the Company's analysis of the adequacy of its reserve for loan losses. The above-described, proposed regulations, if implemented in their current form, however, may require the Company to reduce significantly the level of these loans. Among the responses available to the Company, in this event, is a further acceleration of the Company's strategy to handle problem credits expeditiously. It is not possible to predict the future effects on the Company's financial condition or results of operations of actions which may be taken by the Company in response to final regulations in this area.

     Management of the Company has identified the reduction of the aggregate amount of non-performing and classified assets as a high priority. Management will continue to assess its alternatives with a view to implementing the most effective means of achieving such reduction.

Potential Regulatory Sanctions

     Certain apparent and inadvertent violations of the insider lending provisions (and related lending limit provisions) of Regulation O of the FRB related to extensions of credit by USTrust to Director Francis X. Messina have led the FDIC to require that corrective action be taken and to advise USTrust orally that the FDIC may consider the imposition of civil money penalties with respect to such matters. No FDIC representative has suggested to USTrust or the Company that there was any willful or intentional misconduct on the part of USTrust, Director Messina or USTrust's other institution-affiliated parties in connection with these matters.

     To address these issues, USTrust and Director Messina have undertaken a program to reduce the aggregate balance of Mr. Messina's outstanding loans from USTrust and to improve the collateral support for the remaining outstanding loan balance. The elements of this program have been communicated to and reviewed by the FDIC. In furtherance of the program, since late 1993, the outstanding principal of the aggregate loans to Director Messina and his related interests has been reduced by more than $11 million from approximately $30 million to less than $19 million, and such loans are now below all applicable lending limits. To date, the Company has incurred no losses with respect to any of these loans, although they are characterized as "Substandard" in the Company's internal risk rating profile, and all such loans are current as to both principal and interest.

     There has been no further action taken by any bank regulatory agency to date. The FDIC has the authority to levy civil money penalties of various amounts for violations of law or regulations, orders and written conditions and agreements, which, depending upon the nature and severity of the violations, may be, in situations where conduct has been egregious, as high as $1 million per day for the period during which such violation continues. In connection with the apparent violations described above, the FDIC has the authority to impose penalties on any of USTrust, its Board of Directors, officers of the Bank, Director Messina personally, "institution-affiliated parties" of USTrust or any combination thereof.

     While it is not possible to predict with certainty the probability of penalties being assessed, the person or persons upon whom any penalty would be assessed or the amounts of any such penalties, were they to be assessed, management of the Company believes that it is unlikely that this matter will have a material adverse effect on the Company's financial condition or results of operations. Consequently, no provision in respect of penalties has been made in the Company's Consolidated Financial Statements. See Note 15 to Consolidated Financial Statements of the Company.

Bank Regulatory Agreements and Orders

     In February 1992, USTC and USTrust entered into separate consent agreements and orders with the FDIC and the Massachusetts Commissioner. In mid-1992 and 1993, UST/Conn agreed to two addenda to its 1991 stipulation and agreement with the Connecticut Commissioner. The Company also entered into a written agreement with the Federal Reserve Bank of Boston (the "FRB-Boston") and the Massachusetts Commissioner in August 1992 (The foregoing are hereinafter collectively referred to as the "Regulatory Agreements."). In February 1994, the FDIC and the Massachusetts Commissioner terminated and lifted the Consent Agreement and Order with USTC.

     The Regulatory Agreements require that the Company, USTrust and UST/Conn refrain from paying dividends without prior regulatory consent and the Company has not paid a cash dividend to its stockholders since July 1991. Despite the termination of its Regulatory Agreement, USTC has agreed to continue to request regulatory consent prior to the payment of dividends. The Regulatory Agreements further require USTrust and UST/Conn to maintain Tier I leverage capital ratios at or in excess of 6%. Each of the Company's subsidiary banks is currently in compliance with its respective capital requirements. As provided in the Regulatory Agreements, the Company, USTrust and UST/Conn have instituted plans to reduce levels of nonperforming assets and have developed written plans and policies concerning, among other matters, credit administration, loan review and intercompany transactions. USTrust and UST/Conn have also revised and expanded their investment and funds management policies as required by the Regulatory Agreements. Moreover, the Company has agreed to give the FRB-Boston and the Massachusetts Commissioner prior notice of certain significant expenditures and certain increases in management compensation. The Company has filed (and will continue to file) with the regulatory agencies a broad range of periodic reports. For a discussion of capital in the context of the Regulatory Agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital" below. For a discussion of related-party transactions, see Note 14 to Consolidated Financial Statements.

BUSINESS SERVICES

     USTrust and UST/Conn provide commercial banking services, including deposit, investment, cash management, payroll, wire transfer, leasing and lending services throughout New England. Commercial and industrial lending takes the form primarily of direct loans and includes lines of credit, revolving credits, domestic and foreign letters of credit, term loans, mortgage loans, receivable, inventory and equipment loans and other specialized lending services. USTrust also provides merchant credit card services. USTC provides deposit services and other banking services, but focuses its activities on money management and other fee generating services. Through loan participations, each bank is able to provide credit to businesses in its area up to the limit available to the combined banks. At December 31, 1993, the combined lending limit to a single borrower of the subsidiary banks was approximately $28 million.

CONSUMER SERVICES

     Consumer services are provided by USTrust and UST/Conn to customers in their respective areas. These services include savings and checking accounts, NOW and money market accounts, consumer loans, night depositories, credit cards (through a private label arrangement), safe deposit box facilities and travelers' checks. In late 1993, the Company introduced a Choice Checking retail account product which combines a relatively modest fee structure with ancillary travel, insurance and other "lifestyle" benefits. Consumer loans include residential first mortgage and home equity loans and loans to finance education costs as well as open-ended credit via cash reserve facilities. In 1993, the Company introduced an Affordable Mortgage Program designed to provide certain customers who may not qualify for traditional mortgage financing with an alternate means of financing or refinancing a residence. The Company's banking subsidiaries, which currently have an aggregate of 34 banking offices, maintain an automated teller machine system which through membership in the NYCE, Cirrus and Yankee 24 ATM networks provides the Company's customers with access to their accounts at locations throughout the United States. The Company provides a broad range of services in connection with its consumer automobile lending program. The Company's banking subsidiaries offer an integrated Preferred Banking Services which combines a wide range of the Company's retail banking products.

SPECIALIZED SERVICES FOR INDIVIDUALS

     The Company provides services to meet the financial needs of individuals, such as self-employed professionals, corporate executives and entrepreneurs. The Company's services include deposit accounts, specialized credit facilities, an account management system for escrow funds, consumer banking and other personal financial products.

REAL ESTATE SERVICES

     USTrust and UST/Conn provide a broad range of industrial and commercial real estate lending services, residential mortgage banking services and other related financial services.

ASSET AND MONEY MANAGEMENT AND TRUST SERVICES

     Asset and money management, custodial and trust services are provided by USTC. In addition, USTC provides services as executor, administrator and trustee of estates and acts, under the terms of agreements, in various capacities such as escrow agent, bond trustee and trustee and agent of pension, profit-sharing and other employee benefit trusts. At December 31, 1993, the total assets under management of USTC were approximately $3.3 billion.

INVESTMENTS

     The subsidiary banks maintain securities portfolios consisting primarily of U.S. Government Agency, corporate and municipal securities. USTrust's investment portfolio also includes certain other equity investments as allowed within limits prescribed by Massachusetts law. The Treasury Division of the Company provides investment portfolio advisory services to its affiliated banks.

PRINCIPAL NONBANKING SUBSIDIARIES

     UST Leasing Corporation, organized in 1987 and a subsidiary of USTrust provides a broad range of equipment leasing services to major corporations headquartered throughout the United States. In 1994, UST Leasing Corporation intends to develop a line of leasing products designed to meet the needs of the Company's small business customers and other business entities with similar needs.

     UST Data Services Corp., organized in 1981 and a subsidiary of USTrust provides a full range of electronic data processing services to the Company and its affiliates.

     UST Capital Corp., organized in 1961, was acquired by the Company in 1969, is a subsidiary of USTC and is a licensed Small Business Investment Company. It specializes in equity and long-term debt financing for growth-oriented companies.

COMPETITIVE CONDITIONS

     The Company's banking and nonbanking subsidiaries face substantial competition throughout Massachusetts and Connecticut. This competition is provided by commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, "nonbank banks," money market mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. In addition, the Company anticipates increased competition from out-of-state and foreign banks and bank holding companies as those entities increase their usage of interstate banking powers granted during the past few years. During the past several years, acquisitions of small-and medium-sized banks and bank holding companies by the largest New England bank holding companies and the closing by regulators of a number of banks and bank holding companies in Eastern Massachusetts and Connecticut has resulted in fewer but financially stronger competitors in the local markets served by the Company's banking subsidiaries.

SUPERVISION AND REGULATION OF THE COMPANY AND ITS SUBSIDIARIES

  GENERAL

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, the Company is subject to substantial regulation and supervision by the Federal Reserve Board. As state-chartered banks, USTC, USTrust and UST/Conn (collectively, the "Subsidiary Banks") are subject to substantial regulation and supervision by the FDIC and the applicable state bank regulatory agencies. Such activities are often intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Company and its subsidiaries. Federal and state banking and other laws impose a number of requirements and restrictions on the business operations, investments and other activities of depository institutions and their affiliates. Since 1992, the Company and its banking subsidiaries have been operating under regulatory agreements and orders with state and federal bank regulatory authorities. In February 1994, the order under which USTC was operating was lifted and terminated. See "Recent Developments -- Bank Regulatory Agreements and Orders" above.

GENERAL SUPERVISION AND REGULATION

     The Company, as a bank holding company under the Bank Holding Company Act of 1956, as amended in 1970 (the "BHC Act"), is registered with the Federal Reserve Board and is regulated under the provisions of the BHC Act. Under the BHC Act the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing or controlling banks or furnishing services to, or acquiring premises for, its affiliated banks, except that the Company may engage in and own voting shares of companies engaging in certain activities determined by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or to managing or controlling banks "as to be a proper incident thereto." The location of nonbank subsidiaries of the Company is not restricted geographically under the BHC Act. In 1989, after the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Federal Reserve Board amended its regulations under the BHC Act to permit bank holding companies, as a nonbanking activity, to own and operate savings associations without geographical restrictions. The Company is required by the BHC Act to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board also makes examinations of the Company and its subsidiaries.

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

     Because the Company is also a bank holding company under the Massachusetts General Laws, the Massachusetts Commissioner has authority to require certain reports from the Company from time to time and to examine the Company and each of its subsidiaries. The Massachusetts Commissioner also has enforcement powers designed to prevent banks from engaging in unfair methods of competition or unfair or deceptive acts or practices involving consumer transactions. Prior approval of the Massachusetts Board of Bank Incorporation is also required before the Company may acquire any additional commercial banks located in Massachusetts or in those states which permit acquisitions of banking institutions located in their states by Massachusetts bank holding companies.

     The Connecticut General Statutes require that the Company furnish to the Connecticut Commissioner such reports as the Connecticut Commissioner deems appropriate to the proper supervision of the Company. The Connecticut Commissioner is also authorized to make examinations of the Company and its Connecticut subsidiaries including UST/Conn, and to order the Company to cease and desist from engaging in any activity which constitutes a serious risk to the financial safety, soundness or stability of a Connecticut subsidiary bank, or is inconsistent with sound banking principles or the provisions of Chapter 658 (the banking statute) of the Connecticut General Statutes.

     The Subsidiary Banks, whose deposits are insured by the FDIC, and the subsidiaries of such banks are subject to a number of regulatory restrictions, including certain restrictions upon: (i) extensions of credit to the Company and the Company's nonbanking affiliates (collectively with the Company, the "Affiliates"), (ii) the purchase of assets from Affiliates, (iii) the issuance of a guarantee, acceptance of letter of credit on behalf of Affiliates and (iv) investments in stock or other securities issued by Affiliates or acceptance thereof as collateral for an extension of credit. In addition. all transactions among the Company and its direct and indirect subsidiaries must be made on an arm's length basis and valued on fair market terms. The Subsidiary Banks pay substantial deposit insurance premiums to the FDIC. Such deposit premium rates were substantially increased in 1992. They were further increased for the first half of 1993 and decreased in the second half of 1993 pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

     Federal Reserve Board Policy requires bank holding companies to serve as a source of strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity. A bank holding company also can be liable under certain provisions of FDICIA for the capital deficiencies of an undercapitalized bank subsidiary. In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims. Under the cross-guarantee provisions of the Federal Deposit Insurance Act, if any or all of the Subsidiary Banks were placed in conservatorship or receivership, the Company, as sole stockholder, would likely lose its investment in the applicable Subsidiary Bank or Subsidiary Banks.

     The Company and all its subsidiaries are also subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale or distribution of certain types of securities. In addition, under both Section 106 of the 1970 Amendments to the BHC Act and regulations which have been issued by the Federal Reserve Board, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of any service. Various consumer laws and regulations also affect the operations of the Subsidiary Banks.

     The Subsidiary Banks, two of which are chartered under Massachusetts law and one of which is chartered under Connecticut law, are subject to federal requirements to maintain cash reserves against deposits, and to state mandated restrictions upon the nature and amount of loans which may be made by the banks (including restrictions upon loans to "insiders" of the Company and its subsidiary banks) as well as to restrictions relating to dividends, investments, branching and other bank activities. See "Recent Developments -- Potential Regulatory Sanctions."

     FDICIA prescribes the supervisory and regulatory actions that will be taken against undercapitalized insured depository institutions for the purposes of promptly resolving problems at such institutions at the least possible long-term loss to the FDIC. Five categories of depository institutions have been established by FDICIA in accordance with their capital levels: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The federal banking agencies have adopted uniform regulations to implement the prompt regulatory action provisions of FDICIA.

     Under the uniform regulations, a well-capitalized institution has a minimum tier 1 capital-to-total risk-based assets ratio of 6 percent, a minimum total capital-to-total risk-based assets ratio of 10 percent and a minimum leverage ratio of 5 percent and is not subject to any written capital order or directive. An adequately capitalized institution meets all of its minimum capital requirements under the existing capital adequacy guidelines. An undercapitalized institution is one that fails to meet any one of the three minimum capital requirements. A significantly undercapitalized institution has a tier 1 capital-to-total risk-based assets ratio of less than 3 percent, a tier 1 leverage ratio of less than 3 percent or a total capital-to-total risk-based assets ratio of less than 6 percent. A critically undercapitalized institution has a tier 1 leverage ratio of 2 percent or less. An institution whose capital ratios meet the criteria for a well capitalized institution may be classified as an adequately capitalized institution due to qualitative and/or quantitative factors other than capital adequacy.

An adequately capitalized institution or undercapitalized institution, may under certain circumstances, be required to comply with supervisory action as it if were in the next lower category.

     An undercapitalized institution is required to submit a capital restoration plan for acceptance by the appropriate federal banking agency and will be subject to close monitoring of both its condition and compliance with. and progress made pursuant to, its capital restoration plan. The capital restoration plan will be accepted only if (i) it specifies the steps that will be taken to become adequately capitalized and the activities in which the institution will engage, (ii) it is based upon realistic assumptions and it is likely to succeed in restoring the institution's capital, (iii) it does not appreciably increase the institution's risk exposure and (iv) each holding company that controls the institution provides appropriate assurances of performance and guaranties that the institution will comply with the plan until the institution is adequately capitalized on an average basis for each of four consecutive quarters. Liability under the guaranty is the lesser of (i) five percent of the institution's total assets at the time it become undercapitalized and (ii) the amount necessary to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with the plan. An institution that fails to submit an acceptable plan may be placed into conservatorship or receivership unless its capital restoration plan is accepted. An undercapitalized institution will also be subject to restrictions on asset growth, acquisitions, branching, new activities, capital distributions and the payment of management fees.

     FDICIA requires the appropriate regulatory agencies to take one or more specific actions against significantly undercapitalized institutions and undercapitalized institutions that fail to submit capital restoration plans, which actions include but are not limited to (i) requiring the institution to sell shares or other obligations to raise capital, (ii) limiting deposit interest rates, (iii) requiring the election of a new board of directors and/or dismissing senior executive officers and directors who held such positions for more than 180 days before the institution became undercapitalized, (iv) prohibiting receipt of deposits from correspondent banks, (v) requiring divestiture or liquidation of one or more subsidiaries and (vi) requiring the parent company to divest the institution if such divestiture will improve the institution's financial condition and future prospects. In addition, an insured institution that receives a less-than-satisfactory rating for asset quality, management, earnings or liquidity may be deemed by its appropriate federal banking regulator to be engaging in an unsafe or unsound practice for purposes of issuing an order to cease and desist or to take certain affirmative actions. If the unsafe or unsound practice is likely to weaken the institution, cause insolvency or substantial dissipation of assets or earnings or otherwise seriously prejudice the interest of depositors or the FDIC, a receiver or conservator could be appointed. Finally, subject to certain exceptions FDICIA requires critically undercapitalized institutions to be placed into receivership or conservatorship within 90 days after becoming critically undercapitalized.

     The Federal Reserve Board has indicated that it will consult with each federal banking agency regulating the bank subsidiaries of a holding company to monitor required supervisory actions, and based upon an assessment of these developments, will take appropriate action at the holding company level.

     Under FDICIA, federal bank regulators are also required to see that changes are made in the operations and/or management of a bank or bank holding company if the financial institution is deemed to be "undercapitalized." Under FDICIA. a depository institution that is "adequately capitalized" but not "well capitalized" is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. In addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. The Company believes that the application of these limitations to it would not have a material effect on its funding or liquidity.

     USTC is currently classified as "well capitalized" and USTrust and UST/Conn are each currently classified as "adequately capitalized".

     New regulations adopted pursuant to FDICIA include: (1) real estate lending standards for depository institutions, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (2) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks: (3) rules implementing the FDICIA provisions prohibiting, with certain exceptions, insured state banks from making equity investments or engaging in activities of the types and amounts not permissible for national banks; and (4) rules and guidelines for enhanced financial reporting and audit requirements. Rules currently proposed for adoption pursuant to FDICIA include:
(1) revisions to the risk-based capital guidelines regarding interest rate risk, concentrations of credit risk and the risks posed by "nontraditional activities;" and (2) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and compensation standards. See "Recent Developments -- Proposed New Standards on Safety and Soundness -- Asset Quality."

     The status of the Company as a registered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws and the Massachusetts corporate laws. With the passage of FIRREA in 1989, the Crime Control Act in 1990 and FDICIA in 1991, federal bank regulatory agencies including the Federal Reserve Board and the FDIC were granted substantially broader enforcement powers to restrict the activities of financial institutions and to impose or seek the imposition of increased civil and/or criminal penalties upon financial institutions, the individuals who manage or control such institutions and "institution affiliated parties" of such entities.

     Pursuant to the Community Reinvestment Act ("CRA"), federal regulatory authorities review the performance of the Company and its subsidiary banks in meeting the credit needs of the communities served by the subsidiary banks. The applicable federal regulatory authority considers compliance with this law in connection with applications for, among other things, approval of branches, branch relocations and acquisitions of banks and bank holding companies. USTrust's current CRA rating is "outstanding" and UST/Conn's current CRA rating is "satisfactory." The FDIC has determined that it will no longer examine USTC, which focuses upon trust and asset management activities, for CRA compliance. The Massachusetts Commissioner has not yet determined whether it will continue to examine USTC for CRA compliance.

     Supervision, regulation and examination of the Subsidiary Banks by the bank regulatory agencies are not intended for the protection of the Company's security holders.

     From time to time various proposals are made in the United States Congress as well as state legislatures which would alter the powers of, and place restrictions on, different types of bank organizations as well as bank and nonbank activities. Such legislative proposals include interstate branching and expansion of bank powers. It is impossible to predict whether any of the proposals will be adopted and the impact of such adoption on the business of the Company or its subsidiaries.

GOVERNMENTAL POLICIES, ECONOMIC CONDITIONS AND CREDIT RISK CONCENTRATION

     The earnings and business of the Company's subsidiaries are and will be affected by a number of external influences, including general economic conditions in the United States and particularly in New England and the policies of various regulatory authorities of the United States, including the Federal Reserve Board. The Federal Reserve Board regulates the supply of money and of bank credit to influence general economic conditions within the United States and throughout the world. From time to time, the Federal Reserve Board takes specific steps to dampen domestic inflation and to control the country's money supply. The instruments of monetary policy employed by the Federal Reserve Board for these purposes (including the level of cash reserves banks, including nonmember banks such as all three of the Company's banking subsidiaries, are required to maintain against deposits) influence in various ways the interest rates paid on interest-bearing liabilities and the interest received on earning assets, and the overall level of bank loans, investments and deposits. The impact upon the future business and earnings of the Company of prospective domestic economic conditions, and of the policies of the Federal Reserve Board as well as other U.S. regulatory authorities, cannot be predicted accurately.

     The Company's primary loan market, the New England region, continues to experience an uneven and slow recovery. Most of the loans outstanding are from Eastern Massachusetts and a substantial portion of these loans are various types of real estate loans; still others have real estate as additional collateral. At year-end 1993, the Company's exposure to credit risk for which the primary source of repayment is real estate collateral included $499 million of loans. Recent economic studies have concluded that the region's economy will remain sluggish for at least the balance of this year. While there have been pockets of growth, they have been rather anemic, and the forecast is for small increases in the overall job market with some industries increasing modestly and others not at all. Real estate prices and activity have both improved somewhat from extremely depressed levels. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" below.

GENERAL

     No significant portion of the deposits of any of the Company's banking subsidiaries results from one or several accounts, the loss of which would materially affect its business. The Company does not experience significant seasonal fluctuations in its business.

EMPLOYEES

     As of December 31, 1993, the Company and its subsidiaries employed approximately 870 people.

ITEM 2.  PROPERTIES

     USTrust owns a twelve-story brick and steel building constructed in 1915 and located at Government Center, 30-40 Court Street, Boston, Massachusetts. The banking premises of USTrust, USTC and the offices of the Company and all of its nonbanking subsidiaries utilize approximately 99% of the 89,014 square feet in the building and the remaining space is leased as offices to a variety of tenants.

     The Company currently leases a three-story brick office building of approximately 37,900 square feet as well as 29,003 square feet in a recently-constructed adjacent office tower at 141 Portland Street, Cambridge, Massachusetts, all of which is used by USTrust and UST Data Services Corp. USTrust also leases approximately 19,160 square feet of space at 25-55 Court Street, Boston which is used primarily to house staff support services. In 1991, USTC sold the 25-55 Court Street, Boston building to a third party, unaffiliated with the Company.

     USTrust owns six branch offices in Boston, Milton Village, Norwood, Randolph, Stoughton and Swampscott, Massachusetts, all of which were acquired by the Company in 1991 from the Resolution Trust Corporation as part of the acquisition and assumption of certain assets, deposits and branches of Home Owners Savings Bank F.S.B. USTrust also owns four branch offices in Canton, Gloucester, Milton, and Natick, Massachusetts. UST/Conn owns two branch offices in Huntington and Shelton, Connecticut. The remaining branch offices of the Company occupy leased premises.

     The 1994 annual leasehold commitment for all premises leased by the Company's subsidiaries totals approximately $4,031,000.

ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of operations, the Company and its subsidiaries become defendants in a variety of judiciary and administrative proceedings. In the opinion of management, however, other than as noted in item 1 above under "Recent Developments -- Potential Regulatory Sanctions" there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would be likely to result in a material adverse change in the financial condition or results of operations of the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                    --None--

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


     The common stock of the Company is traded over the counter and its price is quoted in the NASDAQ National Market System. During the period January 1, 1992, to December 31, 1993, the range of bid prices was as follows:

                                                           1993                           1992
                                                --------------------------     --------------------------
                                                LOWEST BID     HIGHEST BID     LOWEST BID     HIGHEST BID
                                                ----------     -----------     ----------     -----------
1st quarter...................................     8 3/4         12 1/2          6 5/8          10 3/8
2nd quarter...................................     7 3/8          9 1/2              8          10 1/4
3rd quarter...................................     7 1/2         10 7/8          8 1/4           9 1/2
4th quarter...................................    10 1/4             12          7 1/2          10 1/2

     Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     The number of holders of record of common stock of the Company was 2,091 at January 31, 1994.

     There were no dividends declared during 1993 and 1992.

     Future dividends, including any extra cash dividends, will depend upon the earnings of the Company and its subsidiaries, their need for funds, their financial condition and other factors, including applicable government regulations and regulatory consent. See "Recent Developments -- Bank Regulatory Agreements and Orders" in Part I, Item 1. and the discussion of capital in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16 of this Form 10-K.

     In connection with the $20 million senior debt private placement transaction of August 1986 (see Note 9 to Consolidated Financial Statements of the Company), the Company agreed not to make dividend payments in excess of 60% of cumulative net earnings since December 31, 1985 plus $7 million. The Company does not expect that these provisions will adversely affect its ability to pay future dividends which it deems appropriate.

ITEM 6.  SELECTED FINANCIAL DATA

                           UST CORP. AND SUBSIDIARIES
                     SUMMARY OF SELECTED FINANCIAL DATA(1)

                                                      YEAR ENDED DECEMBER 31,
                              -----------------------------------------------------------------------
                                 1993           1992           1991           1990           1989
                              -----------    -----------    -----------    -----------    -----------
                                       ($ IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
Earnings Data:
  Interest income...........  $   140,628    $   157,024    $   221,493    $   272,949    $   260,909
  Interest expense..........       47,944         68,970        134,640        181,850        163,880
  Net interest income.......       92,684         88,054         86,853         91,099         97,029
  Provision for loan
     losses.................       64,258         41,893         53,712         43,663          9,775
  Net interest income after
     provision for loan
     losses.................       28,426         46,161         33,141         47,436         87,254
  Noninterest income........       36,723         42,359         43,636         25,575         25,702
  Noninterest expense.......       97,510         96,172         89,322         72,812         69,824
  Income (loss) before
     income taxes...........      (32,361)        (7,652)       (12,545)           199         43,132
  Applicable income taxes
     (benefit)..............      (12,261)        (2,931)        (4,598)        (1,667)        14,791
  Net income (loss).........      (20,100)        (4,721)        (7,947)         1,866         28,341
Per share data(2):
  Net income (loss).........        (1.31)          (.34)          (.58)           .14           2.10
  Cash dividends declared              --             --            .15            .60            .58
Weighted average common
  shares outstanding........   15,362,251     13,984,190     13,793,617     13,564,369     13,490,218
Consolidated Average
  Balances:
  Total assets..............    2,042,567      2,270,874      2,696,992      2,864,771      2,422,921
  Loans.....................    1,402,200      1,546,452      1,754,213      1,842,720      1,888,017
  Deposits..................    1,635,178      1,826,738      2,172,984      2,081,321      1,669,348
  Funds borrowed(3).........      244,775        268,519        350,367        560,936        539,349
  Stockholders'
     investment.............      143,149        147,440        150,193        159,559        149,940
Consolidated Ratios:
  Net income (loss) to
     average total assets...         (.98)%         (.21)%         (.30)%          .07%          1.17%
  Net income (loss) to
     average stockholders'
     investment.............       (14.04)         (3.20)         (5.29)          1.17          18.90
  Average stockholders'
     investment to average
     total
     assets.................         7.01           6.49           5.57           5.57           6.19
  Net charge-offs to average
     loans..................         3.70           2.71           2.26           1.43            .47
  Reserve for loan losses to
     period end loans.......         4.74           3.41           3.04           1.93           1.01
  Average earning assets to
     average total assets...        91.41          89.58          89.83          90.16          90.55
  Dividend Payout Ratio.....                             Not Meaningful         428.57          27.57

- ---------------
(1) This information should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 to 30 of this Form 10-K with particular reference to Credit Quality and Reserve for Loan Loss.

(2) The Company declared a 5% stock dividend to holders of record on September 30, 1991. All share and per share data have been adjusted to reflect this transaction.

(3) Includes federal funds purchased, repurchase agreements, short-term and other borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    FINANCIAL CONDITION AT DECEMBER 31, 1993

INTRODUCTION

     The Company's primary loan market, the New England region, continues to experience an uneven and slow recovery from the weak economic environment of 1990 to 1993. Recent economic studies have concluded that the region's economy will remain sluggish for at least the balance of 1994. This climate has contributed to the decline in commercial and residential real estate values, although there is recent evidence that these values are stabilizing. Generally, real estate prices and activity have both improved from extremely depressed levels. Specifically, in the Commonwealth of Massachusetts, home sales and home construction are both rising due to the prevailing low mortgage rates. The harsh economic environment over the last few years has adversely affected both the net worth of certain borrowing customers of the Company's subsidiary banks and the Company's collateral position with respect to certain loans. Massachusetts has seen both an exodus and failure of a number of businesses and unemployment continues to remain high although somewhat lower than experienced during the 1990 to 1993 period. While there have been pockets of growth, they have been sluggish, and the forecast is for small increases in the overall job market with some industries increasing modestly and others not at all.

     The foregoing factors continued to influence the Company's financial results for 1993, particularly in the areas of provision for loan losses and expenses related to foreclosed asset and workout expense, and are likely to continue to influence such results.

     This discussion should be read in conjunction with the financial statements, notes, and tables included elsewhere in this Form 10-K. Certain previous year numbers have been reclassified to conform with the 1993 presentation.

ASSETS

     Total assets of $2.04 billion at December 31, 1993 have declined slightly from $2.18 billion at December 31, 1992. This was primarily caused by weak loan demand in the Company's market area consistent with the sluggish local economy and a reduction due to the chargeoffs of certain credits. As illustrated in the table on page 24, almost all categories of loans decreased. See also "Credit Quality and Reserve for Loan Loss" below.

     Presently, the Company does not plan a significant increase in assets. Therefore, any increase in loans outstanding would likely be funded by the sale of securities available-for-sale.

     Securities at $473.9 million remained essentially unchanged from December 31, 1992. In 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), issued by the Financial Accounting Standards Board. This Standard deals with the classification of all debt securities and equity securities that have a ready market. According to SFAS 115, these securities must be classified as either held-to-maturity, available-for-sale, or trading and are reported at either amortized cost or fair value, depending upon the classification. At December 31, 1993, all securities in the Company's portfolio were classified as available-for-sale. This change in accounting method resulted in an increase of $3.3 million to stockholders' equity, representing the after-tax effect of the unrealized gain on securities available-for-sale at December 31, 1993.

LIQUIDITY AND FUNDING

     Liquidity is defined as a company's ability to fulfill its existing and anticipated financial obligations. It is provided either through the maturity or sale of an entity's assets, such as loans and securities, liability sources such as increased deposits and purchased or borrowed funds, or access to the capital markets.

     At December 31, 1993, liquidity, which includes excess cash, excess funds sold and unpledged securities totaled approximately $310 million or 15% of year end assets, a $35 million increase from 1992.

     The funds needed to support the Company's loan and securities portfolios are provided primarily by UST Corp.'s retail deposits which are relatively low cost and account for 73% of total deposits. The Company's deposits have decreased $151 million, or 8.4% during 1993, in the present low interest rate environment. Generally, high-yielding certificates of deposit which matured were not renewed at the prevailing rates, as investors are utilizing mutual funds and other non-bank vehicles to obtain higher returns. Short-term borrowings have been increased $24 million, or 12%, to maintain needed liquidity.

     As shown in the Consolidated Statements of Cash Flow, cash and cash equivalents decreased by approximately $26.3 million during 1993. This decrease primarily reflected the use of $107.2 million for financing activities, offset in part by $56.8 million in net cash provided by operations and $24.1 million provided by investments. Net cash used for financing activities was primarily the result of decreases in deposits offset in part by sales of common stock (see below). Cash provided by operations resulted largely from net interest income from loans (before provision for loan losses) and securities. This was reduced by $16 million due to writedowns of other real estate owned and the net difference of noninterest expense over noninterest income. Net cash provided by investing activities was due principally to the net decreases in loans through repayment and other real estate owned through sales, which offset an increase in short-term investments.

     Other borrowings decreased $4.3 million in 1993. On July 30, 1993 the parent company, UST Corp., paid the second annual installment of $4 million on its 8.5% senior notes.

     On June 2, 1993, the Company sold 500 thousand shares of its unregistered common stock in a private placement for cash proceeds of $3,750,000. Substantially all of the net proceeds of that placement were used to repay principal on the 8.5% senior notes. On August 12, 1993, the Company sold 2.87 million shares of its common stock in a European offering. These shares were placed with more than sixty institutional investors, and the offering was made under Regulation S of the United States Securities and Exchange Commission. Net proceeds of this placement were approximately $21 million after expenses. Substantially all of the net proceeds continue to be held in the general funds of the Company to be used for general corporate purposes. At December 31, 1993, the parent company had cash and liquid investments totaling approximately $23.3 million.

     Separately, during the last half of 1993, USTC received approval from the appropriate regulators to dividend $5.25 million to the Company. Of that total, $1.7 million was contributed by the Company as capital to its Connecticut banking subsidiary, UST Bank/Connecticut ("UST/Conn"), and $3.55 million was contributed by the Company as capital to its lead bank, USTrust.

INTEREST RATE RISK

     Volatility in interest rates requires the Company to manage interest rate risk. Interest rate risk arises from mismatches between the repricing or maturity characteristics of assets and the liabilities which fund them. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive ("positive GAP") and in time frames with more liabilities repricing than assets it is liability sensitive ("negative GAP"). Over a positive GAP time frame an institution will generally benefit from rising interest rates and over a negative GAP time frame will generally benefit from falling rates. With GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company manages its interest rate GAP primarily by lengthening or shortening the maturity structure of the Company's portfolio of securities.

     The following table summarizes the Company's GAP position at December 31, 1993. Approximately eighty percent of the loans are included in the 0-30 day category as they reprice in response to changes in the interest rate environment. Securities and Demand Deposits are categorized according to their expected lives. They are evaluated in conjunction with the Company's asset/liability management strategy and may be sold in response to changes in interest rates, repayment risk, loan growth and similar factors. The reserve for loan losses is included in the "Over 1 Year" category of loans. At December 31, 1993, the one-year cumulative GAP position was slightly positive at $68 million, or approximately 3.3% of total assets.

                          INTEREST SENSITIVITY PERIODS

                                                          INTEREST SENSITIVITY PERIODS
                                       -------------------------------------------------------------------
                                       0-30 DAYS     31-90 DAYS     91-365 DAYS     OVER 1 YEAR     TOTAL
                                       ---------     ----------     -----------     -----------     ------
                                                                 ($ IN MILLIONS)
Loans................................   $   975         $ 25           $  80           $ 175        $1,255
Short-term investments...............        96                            1                            97
Securities...........................         8           21              86             359           474
Other assets.........................                      1               5             212           218
                                       ---------     ----------     -----------     -----------     ------
          Total assets...............     1,079           47             172             746         2,044
Interest-bearing deposits............       698           85             193             291         1,267
Borrowed funds.......................       225                            4              11           240
Demand deposits......................        23                                          351           374
Other liabilities and stockholders'           2                                          161           163
  equity.............................
                                       ---------     ----------     -----------     -----------     ------
          Total liabilities and         $   948         $ 85           $ 197           $ 814        $2,044
            equity...................
                                       ---------     ----------     -----------     -----------     ------
                                                                                                    ------
GAP for period.......................   $   131         $(38)          $ (25)          $ (68)
                                       ---------     ----------     -----------     -----------
                                       ---------     ----------     -----------     -----------
Cumulative GAP.......................                   $ 93           $  68           $   0
                                                     ----------     -----------     -----------
                                                     ----------     -----------     -----------

CREDIT QUALITY AND RESERVE FOR LOAN LOSS

     The Company maintains a reserve for loan losses to reduce the carrying value of its loans to an amount estimated to be collectible. Adequacy of the reserve for loan losses is determined using a consistent methodology which analyzes the size and risk of the loan portfolio on a monthly basis. Factors in this analysis include past loan loss experience and asset quality, as reflected by trends of delinquent, nonaccrual and restructured loans and the Company's credit risk rating profile. Consideration is also given to the current and expected economic conditions and in particular how such conditions affect the types of credits in the portfolio and the market area in general.

     Toward the end of the second quarter of 1993, a strategy was adopted which recognized that many troubled credit situations will need to be handled in an expeditious manner (including the possibility of bulk sales) in order to reduce the management and staff involvement and, in some cases, carrying costs of these workouts. This would allow the Company's resources to be redirected toward new business. It would increase the up-front cost of the workouts, however. As a result, the reserve for loan losses was increased by $19.8 million during the second quarter. To achieve the higher reserve level, the Company recorded a $42.7 million provision for loan losses in the second quarter. Included in that amount was a special provision of $30 million. This special provision was management's estimate of the additional losses to be incurred from the strategic change referred to above, the continued sluggish economic climate and losses occurring during the remainder of 1993 on these and other credits as a result of recent events or new facts. The provision for the year ended December 31, 1993 totaled $64.3 million. Net chargeoffs in 1993 were $51.8 million compared with $41.9 million in 1992. At December 31, 1993, the reserve for loan losses was $62.5 million and equaled 4.74% of loans outstanding, 127% of nonaccrual loans and 56% of total nonperforming assets.


     The following table measures the Company's performance regarding key indications of asset quality:

                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       1993           1992           1991
                                                   ------------   ------------   ------------
                                                             (DOLLARS IN MILLIONS)
Nonperforming assets:
  Nonaccrual loans...............................     $ 49.3         $ 86.6         $ 89.4
  Accruing loans 90 day or more past due.........         .5            1.1            8.6
  Other real estate and automobiles owned
     (including in-substance foreclosure)........       19.5           43.2           51.5
  Restructured loans.............................       41.5           44.9           36.3
                                                   ------------   ------------   ------------
          Total nonperforming assets.............     $110.8         $175.8         $185.8
                                                   ------------   ------------   ------------
                                                   ------------   ------------   ------------
Reserve for loan losses..........................     $ 62.5         $ 50.1         $ 50.1
Net chargeoffs...................................     $ 51.8         $ 41.9         $ 39.6
Ratios:
  Reserve to nonaccrual loans....................      127.0%          57.9%          56.0%
  Reserve to total of nonaccrual loans, accruing
     loans 90 days or more past due and
     restructured loans..........................       68.5%          37.8%          37.3%
  Reserve to period-end loans....................        4.7%           3.4%           3.0%
  Nonaccrual loans to period-end loans...........        3.7%           5.9%           5.4%
  Nonaccrual and accruing loans over 90 days past
     due to period-end loans.....................        3.8%           6.0%           5.9%
  Restructured loans to period-end loans.........        3.1%           3.1%           2.2%
  Nonperforming assets to period-end loans, OREO,
     and automobiles owned.......................        8.3%          11.6%          10.9%
  Nonperforming assets to total assets...........        5.4%           8.1%           7.9%
  Net chargeoffs to average loans................        3.7%           2.7%           2.3%

     As a result of the Company's strategy adopted in the second quarter of 1993 to resolve troubled credits more aggressively, net chargeoffs increased as noted above, for 1993 compared with 1992. These chargeoffs and decline in other real estate owned through sales, contributed to a $65 million or 37% decrease in nonperforming assets in 1993.

     Adverse economic conditions in the future could result in further deterioration of the Company's loan portfolio and the value of its OREO portfolio. The effect of this would likely include increases in delinquencies, nonperforming assets, restructured loans, and OREO writedowns which individually or collectively could have a material negative effect on future earnings. These factors affect the Company's income statement negatively through reduced interest income, increased provisions for loan losses, and higher costs to collect loans and maintain repossessed collateral.

     In addition to loans on nonaccrual, loans over 90 days and accruing, troubled debt restructurings, other real estate owned and Special Mention accruing loans 30 to 89 days past due, the Company has approximately $185 million of loans which, while current, have nonetheless been classified as Special Mention or Substandard in the Company's internal risk rating profile. See information following the table titled "Nonaccrual, Restructured and Past Due Loans with Percentages of Loan Categories" on page 27 of this Form 10-K. The risk ratings assigned to these loans were an important factor in the Company's analysis of the adequacy of its reserve for loan losses. Proposed regulations if implemented in their current form, however, may require the Company to reduce significantly the level of these loans. See "Proposed New Standards on Safety and Soundness -- Asset Quality" in Part I, Item 1 of this Form 10-K. Among the responses available to the Company, in this event, is a further acceleration of the Company's strategy to handle problem credits expeditiously. It is not possible to predict the future effects on the Company's financial condition or results of operations of actions which may be taken by the Company in response to final regulations in this area.

     Management of the Company has identified the reduction of the aggregate amount of non-performing and classified assets as a high priority. Management will continue to assess its alternatives with a view to implementing the most effective means of achieving such reduction.

     Decisions regarding loan loss provisions and the reserve may be influenced by the views of the regulators having jurisdiction over the Company and its subsidiaries.

CAPITAL

     There are three capital requirements which bank and bank holding companies must meet. Two requirements take into consideration risk inherent in investments, loans and other assets for both on-balance and off-balance sheet items on a weighted basis ("risk-based assets"). Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital as defined in the regulations divided by risk-based assets) of 4% and 8%, respectively. Tier 1 capital is essentially shareholders' equity, net of intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The Company's risk-based assets were $1.64 billion at December 31, 1993 and $1.81 billion at December 31, 1992.

     The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of intangibles. It requires a minimum of 3% for the highest rated institutions and higher percentages for others.


     At December 31, 1993 and 1992, the Company's ratios and the regulatory minimum requirements were:

                                                    DECEMBER 31, 1993        DECEMBER 31, 1992
                                                   --------------------     --------------------
                                                   AMOUNT      PERCENT      AMOUNT      PERCENT
                                                   -------     --------     -------     --------
Tier 1 capital:
  Actual.........................................  $141.7         8.68%     $134.7         7.44%
  Minimum required*..............................    65.3         4.00        72.4         4.00
Total (Tier 1 and Tier 2) capital:
  Actual.........................................   164.5        10.35       162.1         8.95
  Minimum required*..............................   130.6         8.00       144.9         8.00
Tier 1 leverage capital:*........................   141.7         7.06       134.7         6.21

- ---------------

* See discussion below concerning capital requirements for the Company and its banking subsidiaries resulting from regulatory agreements.


     In February 1992, the Company's two Massachusetts-based banking subsidiaries, USTC and USTrust, each entered into a Consent Agreement and Order with the FDIC and the Commissioner of Banks in the Commonwealth of Massachusetts. In accordance with these agreements, the banks agreed to, among other things, maintain a Tier 1 leverage capital ratio at or in excess of 6% by February 1993. At December 31, 1993 the Tier 1 leverage capital ratios based on average assets were 6.49% for USTrust and 23.75% for USTC.

     Since June 1991, UST/Conn has been operating under a Stipulation and Agreement with the Commissioner of Banks for the State of Connecticut. This agreement was amended in August 1992 and November 1993 and requires UST/Conn to maintain a 6% Tier 1 leverage capital ratio. UST/Conn Tier 1 leverage capital ratio based on average assets at December 31, 1993 was 6.21%.

     At December 31, 1993, the Company had a Tier 1 leverage capital ratio of 7.06% compared to 6.21% at December 31, 1992.

     Additionally, per these agreements, the Company has agreed not to pay any dividends to stockholders, nor take any dividends from its banking subsidiaries, without prior regulatory approval. Similarly, the banking subsidiaries have agreed to refrain from transferring funds in the form of dividends to the Company without prior regulatory approval. As previously mentioned in this Form 10-K regulatory approval was obtained for dividends totaling $5.25 million from USTC and these dividends were then contributed by the Company to its other banking subsidiaries.

     In February 1994, the FDIC and Massachusetts commissioner terminated and lifted the consent agreement and order with USTC. Despite the terminations of its Regulatory Agreement, USTC has agreed to continue to request regulatory consent prior to the payment of dividends.

                             RESULTS OF OPERATIONS

COMPARISON OF 1993 WITH 1992

     The $64.3 million provision for loan losses coupled with a $3.1 million increase in foreclosed asset and workout expenses when compared with those of 1992 are the primary reasons the Company reported a $20.1 million loss, or $1.31 per share, for 1993.

     Positive factors in 1993 included a $21 million reduction in the costs to fund lending operations. The decreased cost outpaced the decrease in the yield on assets. As previously mentioned, nonperforming assets were reduced from $175.8 million at December 31, 1992 to $110.8 at December 31, 1993, a decrease of 37%. These factors were the principal reasons that net interest income increased in 1993.

     The Company's net interest income on a fully taxable equivalent basis was $4.2 million higher in 1993 compared with 1992. This compares with a $4.6 million increase on a reporting basis. The difference is due to the decline in tax-free income from 1992 to 1993. The Company's interest rate spread and margin also showed considerable improvement. See "Net Interest Income Analysis" below.


     A comparative analysis for return on average assets and return on average stockholder's equity is shown below:

                 Return on Average Assets -- Component Analysis

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                       -------------------
                                                                        1993         1992
                                                                       ------       ------
    Net interest income..............................................    4.54%        3.88%
    Provision for loan losses........................................   (3.15)       (1.85)
                                                                        -----        -----
    Net interest income after provision for loan losses                  1.39         2.03
    Noninterest income...............................................    1.80         1.87
    Noninterest expense..............................................   (4.77)       (4.24)
                                                                        -----        -----
    Loss before income tax...........................................   (1.58)        (.34)
    Income tax benefit...............................................    (.56)        (.13)
                                                                        -----        -----
    Loss before change in accounting method..........................   (1.02)        (.21)
    Cumulative effect of change in method of accounting for income
      taxes..........................................................     .04
                                                                        -----        -----
              Net loss...............................................    (.98)%       (.21)%
                                                                        -----        -----
                                                                        -----        -----

                 Return on Average Equity -- Component Analysis

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                       -------------------
                                                                        1993         1992
                                                                       ------       ------
    Net interest income..............................................   64.75%       59.72%
    Provision for loan losses........................................  (44.89)      (28.41)
                                                                       ------       ------
    Net interest income after provision for loan losses..............   19.86        31.31
    Noninterest income...............................................   25.65        28.73
    Noninterest expense..............................................  (68.12)      (65.23)
                                                                       ------       ------
    Loss before income tax...........................................  (22.61)       (5.19)
    Income tax benefit...............................................   (8.04)       (1.99)
                                                                       ------       ------
    Loss before change in accounting method..........................  (14.57)       (3.20)
    Cumulative effect of change in method of accounting for income
      taxes..........................................................     .53
                                                                       ------       ------
              Net loss...............................................  (14.04)%      (3.20)%
                                                                       ------       ------
                                                                       ------       ------

Core Earnings

     The Company defines core earnings as pretax income before loan loss provision, foreclosed asset and workout expense, securities gains, and other nonrecurring income and expense items. Management believes that core earnings are a useful measure of a bank's ability to withstand the adverse effects of nonperforming assets. The following table reflects the Company's core earnings components on a comparative basis.

                                                                  YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                           1993     1992     1991    1990    1989
                                                          ------   ------   ------   -----   -----
                                                          ($ IN MILLIONS)
Pretax income (loss)....................................  $(32.4)  $ (7.7)  $(12.5)  $  .2   $43.1
Add back:
  Loan loss provision...................................    64.3     41.9     53.7    43.7     9.8
  Foreclosed asset and workout expense..................    23.4     20.3     14.5     3.7
  Securities gains......................................    (4.2)   (13.5)   (10.5)   (3.0)   (1.7)
  Other nonrecurring (income)/expense items, net            (1.0)     5.3     (1.9)    1.2     2.8
                                                          ------   ------   ------   -----   -----
          Core earnings.................................  $ 50.1   $ 46.3   $ 43.3   $45.8   $54.0
                                                          ------   ------   ------   -----   -----
                                                          ------   ------   ------   -----   -----

Net Interest Income Analysis

     Substantial decreases continue to occur in the cost of the Company's interest-bearing liabilities while average noninterest-bearing funds volume has increased significantly since 1992. Specifically, the cost of interest-bearing funds declined to 3.13% in 1993 compared with 3.92% for 1992. The decreased cost has outpaced the decrease in the yield on assets. Noninterest-bearing funds averaged $274 million for 1992 and in 1993 averaged $335 million. This is due primarily to higher balances needed to offset costs associated with maintaining corporate demand deposit accounts. Due to these conditions and the decline in nonperforming assets (and the interest-related costs associated with these assets), the interest rate spread and margin (as these terms are defined on page
22) both increased significantly during 1993. The spread in 1993 was 4.47% compared with 3.88% for 1992. The margin was 5.03% in 1993 compared with 4.41% in 1992. These factors caused an increase of $4.2 million in net interest income on a taxable equivalent basis for 1993 compared with 1992.

     Current spreads are at historically high rates and, therefore, probably will not continue at these levels into the future.

     The following table attributes changes in interest income, interest expense and the related net interest income for the year ended December 31, 1993 when compared with 1992, either to changes in average balances or to the changes in average rates on interest-bearing assets and liabilities. In this table, changes attributable to both rate and volume are allocated on a weighted basis.

                                                                    INCREASE (DECREASE) FROM YEAR
                                                                       ENDED DECEMBER 31, 1992
                                                                  ----------------------------------
                                                                                   AMOUNT DUE TO
                                                                                    CHANGES IN
                                               YEAR ENDED          TOTAL       ---------------------
                                            DECEMBER 31, 1993      CHANGE       VOLUME        RATE
                                            -----------------     --------     --------     --------
                                                                 (IN THOUSANDS)
Interest income:
  Interest and fees on loans*.............      $ 111,586         $(12,161)    $(11,483)    $   (678)
  Interest and dividends on securities:
     Taxable..............................         28,696           (4,209)      (1,274)      (2,935)
     Nontaxable*..........................            819             (208)        (368)         160
  Interest on trading account and other...            703             (195)        (113)         (82)
                                            -----------------     --------     --------     --------
          Total interest income*..........        141,804          (16,773)     (13,238)      (3,535)
                                            -----------------     --------     --------     --------
Interest expense:
  Interest on deposits....................         40,300          (19,144)      (7,485)     (11,659)
  Interest on short-term borrowings.......          6,239           (1,518)        (575)        (943)
  Interest on other borrowings............          1,405             (364)        (267)         (97)
                                            -----------------     --------     --------     --------
          Total interest expense..........         47,944          (21,026)      (8,327)     (12,699)
                                            -----------------     --------     --------     --------
Net interest income.......................      $  93,860         $  4,253     $ (4,911)    $  9,164
                                            -----------------     --------     --------     --------
                                            -----------------     --------     --------     --------

- ---------------

* Fully taxable equivalent at the Federal income tax rate of 35% and includes applicable State taxes net of Federal benefit. The tax equivalent adjustment on loans was approximately $900 thousand and on nontaxable securities was approximately $200 thousand.


Noninterest Income

     Total noninterest income of $36.7 million declined $5.6 million in 1993. Gains on sale of securities decreased $9.3 million. Asset management fees continued their positive trend due to new business and appreciation of existing clients' asset portfolios. This resulted in a $3.3 million increase in asset management fees, partly offsetting the decrease in securities gains noted above. Corporate services income increased $985 thousand, or 13%, in 1993. This was due to changes in the fee system and the continued expansion of the product base.

     Other noninterest income decreased $466 thousand in 1993 and the following are the more significant reasons: Leasing fee income declined $251 thousand as the Company continued to minimize its activity in this area until taxable income increases sufficiently. Real estate appraisal fees decreased $207 thousand due to a curtailment of third-party activities. Home equity loans purchased from the Resolution Trust Corporation at a substantial discount in late 1991 returned principal on a schedule closer to the original contractual amount. This accounted for an increase of $350 thousand compared with 1992 and partially offset the decreases noted above. Additionally, in the first quarter of 1992, the Company sold $5.7 million of its credit card portfolio to an unaffiliated bank. This transaction produced a gain of $161 thousand for the quarter ended March 31, 1992. All other miscellaneous noninterest income declined $197 thousand.

Noninterest Expense

     Noninterest expense of $97.5 million remained essentially flat in 1993 compared with 1992. Increases in foreclosed asset and workout expense amounted to $3.1 million. Increases in writedowns to fair value minus estimated costs to sell foreclosed real estate properties totaled $1.7 million while other foreclosed asset and workout expenses increased $1.4 million. Writedown costs decreased $1.6 million in the fourth quarter of 1993 compared with the same period in 1992. However, as previously discussed under "Credit Quality and Reserve for Loan Loss," this trend may not continue. Other noninterest expense decreased $5.9 million in 1993. In 1992, the Company added $3.8 million to a reserve for losses arising from securitized loans. There was no comparable expense for 1993 as there were no loans securitized. The remaining decrease in other noninterest expense was principally due to a reduction in the Company's provision for litigation in 1993 as compared with 1992.

Income Taxes

     The Company had a tax benefit of $11.5 million in 1993 compared with $2.9 million in 1992. The variations in income taxes are attributable to the level and composition of pretax income or loss.

     In 1993 the Company adopted Financial Accounting Standard No. 109 "Accounting for Income Taxes." This Standard changed the accounting for deferred income tax to the "liability method." This change, a one-time event, increased net income by $750 thousand in January 1993 representing the cumulative effect of adopting the new standard on the balance sheet. Refer to Note 1 to the financial statements of this Form 10-K for a discussion of this matter.

Fair Value of Financial Instruments

     In December 1991, the FASB approved SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," effective for fiscal year ending December 31, 1992. The methods and assumptions used by the Company to estimate the fair value of each class of Financial Instruments as of December 31, 1993 and 1992 are disclosed in Note 18 of the financial statements of this Form 10-K. Financial Instruments do not include all of the assets and liabilities recorded on a company's balance sheet. Therefore, the aggregate fair value amounts of the Financial Instruments do not represent the underlying value of a company.

     As a result of those assumptions and valuation methodologies, the estimated fair value of Financial Instrument assets and liabilities of the Company as of December 31, 1993 was $1.93 billion and $1.89 billion, respectively. The estimated fair value of Financial Instrument assets and liabilities of the Company as of December 31, 1992 was $2.03 billion and $2.02 billion, respectively. In the opinion of management, the excess in the valuation of Financial Instrument assets and liabilities over their carrying values for 1993 and 1992 is attributed primarily to the continued decline in interest rates.

COMPARISON OF 1992 WITH 1991

  Net Interest Income Analysis

     The following table attributes changes in interest income, interest expense and the related net interest income for the year ended December 31, 1992 when compared with the year ended December 31, 1991, either to changes in average balances or to the changes in average rates on interest-bearing assets and liabilities. In this table, changes attributable to both rate and volume are allocated on a weighted basis.

                                                                     INCREASE (DECREASE) FROM YEAR
                                                                                 ENDED
                                                                           DECEMBER 31, 1991
                                                                    --------------------------------
                                                                                   AMOUNT DUE TO
                                                                                     CHANGES IN
                                                     YEAR ENDED      TOTAL      --------------------
                                                  DECEMBER 31, 1992  CHANGE      VOLUME       RATE
                                                  ----------------- --------    --------    --------
                                                                   ($ IN THOUSANDS)
Interest income:
  Interest and fees on loans*...................      $ 123,747     $(54,536)   $(22,906)   $(31,630)
  Interest and dividends on securities:
     Taxable....................................         32,905        2,752       4,953      (2,201)
     Nontaxable*................................          1,027         (302)       (419)        117
  Interest on trading account and other.........            898      (12,809)    (10,263)     (2,546)
                                                  ----------------- --------    --------    --------
          Total interest income*................        158,577      (64,895)    (28,635)    (36,260)
                                                  ----------------- --------    --------    --------
Interest expense:
  Interest on deposits..........................         59,444      (55,318)    (20,419)    (34,899)
  Interest on short-term borrowings.............          7,757      (10,165)     (3,681)     (6,484)
  Interest on other borrowings..................          1,769         (187)       (179)         (8)
                                                  ----------------- --------    --------    --------
          Total interest expense................         68,970      (65,670)    (24,279)    (41,391)
                                                  ----------------- --------    --------    --------
  Net interest income...........................      $  89,607     $    775    $ (4,356)   $  5,131
                                                  ----------------- --------    --------    --------
                                                  ----------------- --------    --------    --------

- ---------------

* Fully taxable equivalent at the Federal corporate tax rate of 34% and includes applicable state taxes net of Federal tax benefit. The tax equivalent adjustment on loans was approximately $1.2 million and on nontaxable investment securities was approximately $.3 million.


Noninterest Income

     Total noninterest income decreased by $1.3 million in 1992 from 1991. Asset management fees increased $3.5 million in 1992 compared with 1991. Assets under management increased, including appreciation of existing assets, to nearly $3 billion from approximately $2.5 billion in the previous year. Net gains on securities were $13.5 million in 1992 compared with $10.5 million in 1991. Corporate services income increased $391 thousand, or 6%, in 1992. This was due to the expansion of the product base, growth in the number of clients, and increases in fees charged. A gain on the sale of real estate during 1991 accounted for $3 million of noninterest income. Lease residual income declined $2.6 million due to a reduction in the number of leases maturing.

     Other noninterest income decreased $2.7 million in 1992 and the following are the more significant reasons. Loan servicing fees decreased $575 thousand as a servicing contract with the Resolution Trust Corporation ended during 1992. Leasing fee income declined $680 thousand as the Company made a decision to minimize its activity in this area until taxable income increases sufficiently. Other fee income which the Company generates, including fees on acceptances and retail banking fees, declined $673 thousand as a result of a drop in the interest rates of the acceptances and a decrease in the levels of both acceptances and deposits.

Noninterest Expense

     Total noninterest expense in 1992 increased to $96.2 million from $89.3 million in 1991. Foreclosed asset and workout expense rose $5.8 million, primarily due to writedowns to fair value minus estimated costs to sell foreclosed real estate properties. These writedowns totaled $14.4 million, an increase of $5.4 million over 1991. Increases in the amortization of core deposit intangibles of $450 thousand, legal fees of $262 thousand, plus additions to the reserves for litigation of $1.8 million, were partially offset by decreases in controllable expenses such as postage and telephone expense of $293 thousand.

     FDIC deposit assessment expense declined in 1992 due to the aforementioned reduction in deposits. In 1992, the FDIC voted to restructure the assessment system. This restructuring, which would be based on the strength of a bank and the amount of capital it has, could lead to higher assessments in the future, if the Company fails to maintain its capital ratios.

     In December 1992, the Company adopted Statement of Position 92-3 ("SOP 92-3"), issued by the American Institute of Certified Public Accountants. This statement concluded that foreclosed assets are presumed to be held for sale. Therefore, they should be carried at the lower of cost or fair value minus estimated costs to sell. For 1992, the pretax charge to income resulting from implementation of SOP 92-3 was $750 thousand and is included in the writedown expense of $14.4 million noted above.

AVERAGE BALANCES, INTEREST RATES AND INTEREST RATE DIFFERENTIAL


     The table below presents the following information: average earning assets
(including nonaccrual loans) and average interest-bearing liabilities supporting earning assets; and interest income and interest expense expressed as a percentage of the related asset or liability (in thousands).

                                                                       DECEMBER 31,
                          -------------------------------------------------------------------------------------------------------
                                       1993                                1992                                1991
                          -------------------------------     -------------------------------     -------------------------------
                           AVERAGE                AVERAGE      AVERAGE                AVERAGE      AVERAGE                AVERAGE
                           BALANCE     INTEREST    RATE        BALANCE     INTEREST    RATE        BALANCE     INTEREST    RATE
                          ----------   --------   -------     ----------   --------   -------     ----------   --------   -------
ASSETS
Cash and due from
  banks.................  $  100,755                          $  109,305                          $  102,173
Interest-bearing
  deposits..............                                                                              49,305   $  3,208     6.5%
Securities(1)
  Taxable...............     431,242   $ 28,696     6.7%         449,121   $ 32,905     7.3%         381,516     30,153     7.9
  Non-taxable(2)........      11,175        819     7.3           17,413      1,027     5.9           25,437      1,329     5.2
                          ----------   --------               ----------   --------               ----------   --------
  Total securities......     442,417     29,515     6.7          466,534     33,932     7.3          406,953     31,482     7.7
Trading account.........                                           2,967        192     6.5           72,873      4,870     6.7
Excess Funds sold.......      22,460        703     3.1           18,254        706     3.9           95,721      5,629     5.9
Loans(2)(3).............   1,402,200    111,586     8.0        1,546,452    123,747     8.0        1,797,823    178,283     9.9
Reserve for loan
  losses................     (63,134)                            (51,298)                            (43,866)
                          ----------                          ----------                          ----------
Net loans...............   1,339,066                           1,495,154                           1,753,957
Other assets............     137,869                             178,660                             216,010
                          ----------   --------               ----------   --------               ----------   --------
  Total assets/interest
    income..............  $2,042,567   $141,804     6.9%      $2,270,874   $158,577     7.0%      $2,696,992   $223,472     8.3%
                          ----------   --------               ----------   --------               ----------   --------
                          ----------   --------               ----------   --------               ----------   --------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
Non interest-bearing
  demand................  $  346,980                          $  333,319                          $  296,258
                          ----------                          ----------                          ----------
Interest-bearing demand
  (NOW accounts)........     144,255   $  2,693     1.9%         134,274   $  3,505     2.6%         127,050   $  5,872     4.6%
Savings:
  Money market..........     346,314      8,429     2.4          429,963     13,986     3.3          483,228     25,448     5.3
  Other.................     320,357      9,338     2.9          322,259     11,238     3.5          331,526     17,943     5.4
  Time(4)...............     477,272     19,840     4.2          606,923     30,715     5.1          934,922     65,499     7.0
                          ----------   --------               ----------   --------               ----------   --------
  Total interest-bearing
    deposits............   1,288,198     40,300     3.1        1,493,419     59,444     4.0        1,876,726    114,762     6.1
                          ----------                          ----------                          ----------
  Total deposits........   1,635,178                           1,826,738                           2,172,984
Short-term borrowings...     227,944      6,239     2.7          247,185      7,757     3.1          326,580     17,922     5.5
Other borrowings........      16,831      1,405     8.3           21,334      1,769     8.3           23,787      1,956     8.2
Other liabilities.......      19,465                              28,177                              23,448
Stockholders'
  investment............     143,149                             147,440                             150,193
                          ----------   --------               ----------   --------               ----------   --------
  Total liabilities and
    stockholders'
    investment/interest
    expense.............  $2,042,567   $ 47,944     2.3%      $2,270,874   $ 68,970     3.0%      $2,696,992   $134,640     5.0%
                          ----------   --------               ----------   --------               ----------   --------
                          ----------   --------               ----------   --------               ----------   --------
Earning
  assets -- interest
  income................  $1,867,077   $141,804     7.6%      $2,034,207   $158,577     7.8%      $2,422,675   $223,472     9.2%
Interest-bearing
 liabilities -- interest
  expense...............  $1,532,973   $ 47,944     3.1       $1,761,938   $ 68,970     3.9       $2,227,093    134,640     6.0
                                       --------                            --------                            --------
Net interest
  spread(5).............                            4.5                                 3.9                                 3.2
Net interest
  margin(6).............               $ 93,860     5.0%                   $ 89,607     4.4%                   $ 88,832     3.7%
                                       --------                            --------                            --------
                                       --------                            --------                            --------
- ---------------

(1) For the purpose of this analysis, in 1993, securities include only securities available-for-sale. For 1992 and 1991, securities include both the investment portfolio and securities held-for-sale.

(2) Interest on loans to and obligations of public entities is not subject to federal income tax. In order to make pre-tax yields comparable to taxable loans and investments, a tax equivalent adjustment is utilized. The adjustment is based on a 35% Federal income tax rate (34% in 1992 and 1991) and includes applicable state taxes net of Federal tax benefit.

(3) For the purpose of this analysis, nonaccrual loans and loans held for sale are included in loans. There were no loans held for sale in 1993 or 1992. In 1991, loans held for sale had an average balance of $43.6 million with corresponding income of $2.4 million.

(4) Includes $25.3 million of deposits in 1991 in a foreign office established in 1988 which now has been closed.

(5) Net interest spread is the excess of the interest rate on average earning assets over the interest rate on average interest-bearing liabilities.

(6) Net interest margin is the excess of the interest earned over interest expense divided by average earning assets.


SECURITIES

     The Company has a policy of purchasing primarily securities rated A or better by Moody's Investors Services and in U.S. Government securities. Due to the Tax Reform Act of 1986, and the resulting reduction in their tax free nature, the Company has decided to forego major new investments in its tax exempt portfolio. The following table sets forth the book value of the securities owned by the Company. Data presented for 1993 includes only securities available-for-sale. Data presented for 1992 and 1991 includes both the investment portfolio and securities held for sale. In 1993 securities available-for-sale were $473.9 million. In 1992 and 1991, securities held for sale were $468.6 million and $425.8 million, respectively.

                                                                          DECEMBER 31,
                                                                 ------------------------------
                                                                   1993       1992       1991
                                                                 --------   --------   --------
                                                                        ($ IN THOUSANDS)
Mortgage-backed securities.....................................  $263,435   $307,014   $265,624
U.S. Treasury securities and securities of other U.S.
  Government agencies and corporations.........................   129,703     74,225     12,412
Obligations of states and political subdivisions(1)............     3,887      5,181      9,060
Other securities...............................................    76,884     90,345    158,005
                                                                 --------   --------   --------
          Total................................................  $473,909   $476,765   $445,101
                                                                 --------   --------   --------
                                                                 --------   --------   --------

- ---------------
(1) Non-Taxable

     The following table presents securities available for sale with their maturities at December 31, 1993, and the approximate weighted tax equivalent yields (at the statutory Federal tax rate of 35%). Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives. All yields presented in this table have been computed using the amortized cost of the securities.

                                                                        SECURITIES MATURING IN
                                     --------------------------------------------------------------------------------------------
                    ONE YEAR                                                  10 YRS.               EQUITY
                    OR LESS            1 YR. THRU 5      5 YRS. THRU 10       OR MORE             SECURITIES           TOTAL
                  ----------------   ----------------   ----------------   ----------------   ----------------   ----------------
                  BALANCE   YIELD    BALANCE   YIELD    BALANCE   YIELD    BALANCE   YIELD    BALANCE   YIELD    BALANCE   YIELD
                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                                                                  ($ IN THOUSANDS)
Mortgage-backed
 securities......                                       $43,005    8.05%   $220,430   7.24%                      $263,435   7.37%
U.S. Treasury
 securities and
 securities of
 other U.S.
 Government
 agencies and
 corporations....  $2,111    3.06%   $103,100   5.02%    24,492    5.48                                           129,703   5.08
Obligations of
 states and
 political
 subdivisions....     116    8.96         766   9.59        724    7.58       2,281   9.21                          3,887   8.97
Other
 securities......      26    5.44      73,713   7.07        173    6.07          30   5.50     $2,942    7.21%     76,884   7.08
                  --------           --------           --------           --------           --------           --------
       Total
    securities...  $2,253    3.40%   $177,579   5.87%   $68,394    7.10%   $222,741   7.26%    $2,942    7.21%   $473,909   6.70%
                  --------           --------           --------           --------           --------           --------
                  --------           --------           --------           --------           --------           --------

     At December 31, 1993 the Company owned the following corporate notes, whose aggregate fair value was in excess of 10% of stockholders' investment:

                                                                                    AGGREGATE
                                                                                      MARKET
                                                                                      VALUE
                                                                                    ----------
                                                                                      ($ IN
                                                                                    THOUSANDS)
Ford Motor Credit Corp............................................................   $ 20,108
General Motors Acceptance Corp....................................................     21,146
Sears, Roebuck Medium Term Notes..................................................     21,653

     These securities are unsecured corporate notes of investment grade. They carry the normal credit risk associated with such instruments.

     All securities carry interest rate risk. Additionally, mortgage-backed securities carry prepayment risk. (See Footnote 1, Summary of Significant Accounting Policies on page 37 of this Form 10-K for a discussion of prepayment risk).

COMPOSITION OF LOAN PORTFOLIO


     The following table presents the composition of the loan portfolio by type of loan.

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1993         1992         1991         1990         1989
                                       ----------   ----------   ----------   ----------   ----------
                                                              ($ IN THOUSANDS)
                                                              ----------------
Commercial:
  Commercial and financial(1)........  $  762,758   $  867,433   $  873,437   $1,008,030   $1,013,097
Real estate:
  Construction.......................      35,295       50,427       71,264      107,600      136,055
  Developer, investor and land(1)....     315,700      359,666      462,133      491,819      503,452
Consumer:
  Residential mortgage loans.........      84,846       56,364       51,395       43,275       42,786
  Home equity loans..................      63,188       67,010       67,179       67,709       65,190
  Indirect automobile installment....      31,848       42,786       83,039      104,861       51,180
  Other consumer.....................      23,944       26,914       40,026       45,474       32,773
                                       ----------   ----------   ----------   ----------   ----------
          Total loans................   1,317,579    1,470,600    1,648,473    1,868,768    1,844,533
Less:
  Reserve for loan losses............      62,547       50,126       50,100       36,008       18,717
                                       ----------   ----------   ----------   ----------   ----------
                                       $1,255,032   $1,420,474   $1,598,373   $1,832,760   $1,825,816
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------

- ---------------

(1) Certain loans for which the principal source of repayment is not real estate collateral dependent have been reclassified as commercial and financial for 1992, consistent with the 1993 presentation. Information for the prior years is not readily available.


     Indirect automobile installment loans represent loans purchased without recourse from automobile dealers. Automobile loans made directly to consumers are not a significant portion of the business and are included in the other consumer loan category.

     In 1989, a total of $80 million of indirect automobile installment loans was segregated for sale and not included in the above table. Unfavorable market conditions in 1990 and the assumption of longer-term deposits in connection with the Home Owners purchase and assumption transaction (See Note 2 on page 39 of this Form 10-K) resulted in a decision by the Company not to sell those loans and, consequently, they were reclassified to indirect automobile loans in that year.

     As a result of the Home Owners transaction, the Company had $513.6 million of loans held for sale at December 31, 1990, and, therefore, not included in the above table. All of these loans were put back to the Resolution Trust Corporation in 1991.

LOAN MATURITY DISTRIBUTION


     The following table reflects the maturity and interest sensitivity of commercial and financial, and real estate loans, at December 31, 1993.

                                                              AFTER
                                                              1 YEAR
                                                 1 YEAR      THROUGH       AFTER
                                                OR LESS      5 YEARS      5 YEARS        TOTAL
                                                --------     --------     --------     ----------
                                                               ($ IN THOUSANDS)
Commercial and financial......................  $481,670     $232,967     $ 48,121     $  762,758
Real estate:
  Construction................................    17,366       15,460        2,469         35,295
  Developer, investor and land................   137,694      152,643       25,363        315,700
                                                --------     --------     --------     ----------
                                                $636,730     $401,070     $ 75,953     $1,113,753
                                                --------     --------     --------     ----------
                                                --------     --------     --------     ----------
Interest sensitivity of above loans:
  With predetermined interest rates...........  $127,759     $141,546     $ 36,618     $  305,923
  With floating interest rates................   508,971      259,524       39,335        807,830
                                                --------     --------     --------     ----------
                                                $636,730     $401,070     $ 75,953     $1,113,753
                                                --------     --------     --------     ----------
                                                --------     --------     --------     ----------

     The Company does not have an automatic rollover (renewal) policy for maturing loans. Renewal requests are reviewed and approved in substantially the same manner as applications by new customers for extensions of credit. Additionally, any renewal of a loan rated Substandard or lower in the Company's risk rating profile, irrespective of size, requires Senior Lending Management and Board of Directors approval.

CREDIT QUALITY MONITORING

     Credit quality within the commercial and commercial real estate loan portfolios of each subsidiary is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Lenders monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and overall loan quality are also assessed on a regular basis by an independent Loan Review Department which reports to the Company's Board of Directors. Loan Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. Results and recommendations from this process provide senior management with independent information on loan portfolio condition.

     Installment and credit card loan quality is evaluated on the basis of delinquent data due to the large number of such loans and relatively small size of individual credits. Historical trend analysis reports are reviewed on a monthly basis by senior lending officers and the Company's Board of Directors.

     All past due loans, nonaccrual loans, and troubled debt restructurings are reviewed at least quarterly by the Loan Review Department management and Senior Credit Committee whose membership includes the most senior executive officers in the Company and the most senior lending officers in each subsidiary bank and major lending divisions. Loans are placed on nonaccrual when there is doubt as to the collectibility of interest or principal or if loans are 90 days or more past due unless they are both well secured and in the process of collection. In every case, a loan reaching 180 days past due is placed on nonaccrual.

     Greater levels of Board and Management attention are being focused on asset quality. In 1992 an asset quality committee of the Company's Board of Directors was established which monitors asset quality trends, reviews the loan loss reserve analyses in depth monthly and actively monitors the large credit exposures. Also in 1992 new loan administration function, the Credit Risk Control Department, was assigned the responsibility of ensuring compliance with the lending policies, procedures and administrative guidelines of the commercial lending portfolio. The Department reports to the Company's Board. An appraisal review function was established within the group to review third-party appraisals for adherence to Federal requirements and to establish policies relating to collateral appraisal.

     In a further step to increase the level of control over the troubled loan portfolio and in order to focus specialized expertise, a Workout Department was established during 1992 and most nonaccrual and other troubled loans are now largely handled by this group or in the Commercial Real Estate Department.

     In 1993, under the direction of new management, staffing was increased in both the Loan Review and the Credit Risk Control Departments. Furthermore, a number of systems changes were initiated to improve control over credit administration, and smaller commercial loans were transferred to the Installment Lending Department where they can be more efficiently monitored. As a result, the commercial loan officers' workload has been reduced.

NONACCRUAL, PAST DUE, RESTRUCTURED LOANS, OTHER AUTOMOBILES OWNED AND OTHER REAL ESTATE OWNED.


     The following table sets forth by loan category nonaccrual, past due, restructured loans, other automobiles and other real estate owned. To avoid double counting, each category excludes loans classified in the preceding category. Also included in the table are loans more than 90 days past due and still accruing.

NONACCRUAL, RESTRUCTURED AND PAST DUE LOANS WITH PERCENTAGES OF LOAN CATEGORIES

                                                               DECEMBER 31
                                --------------------------------------------------------------------------------------------------
                                      1993              1992              1991                1990                     1989
                                ------------------  ------------------ ------------------ ------------------- --------------------
                                        PERCENT OF          PERCENT OF         PERCENT OF          PERCENT OF           PERCENT OF
                                         RELATED            RELATED            RELATED             RELATED              RELATED
                                         LOAN                LOAN               LOAN                  LOAN                LOAN
                                AMOUNT   CATEGORY   AMOUNT  CATEGORY   AMOUNT  CATEGORY   AMOUNT   CATEGORY    AMOUNT    CATEGORY
                                ------  ---------   ------  ---------  ------  ---------  ------   ----------  -------  ----------
                                                             ($ IN THOUSANDS)
Nonaccruals:(1)
Commercial:
 Commercial and financial...   $25,703   3.37%   $ 51,768   5.97%    $ 42,221    4.83%    $15,724      1.56%   $5,452        .54%
Real estate:
 Construction...............     1,025   2.90%     16,558  32.84       12,830   18.00      13,570      12.61    2,336       1.72
  Developer investor
   & land...................    19,210   6.08      15,256   4.24       27,726    6.00      34,413       7.00    2,948        .59
Consumer:
 Residential mortgage
   loans....................     2,558   3.01         986   1.75        2,807    5.46       2,039       4.71      389        .91
 Home equity loans(2).......       190    .30       1,240   1.85        2,625    3.91       1,147       1.69
 Indirect automobile
 installment................        40    .13         271    .63          945    1.14       1,402       1.34    1,916       3.74
 Other consumer.............       540   2.26         550   2.04          246     .61       1,085       2.39      437       1.33
                               -------   ----    --------   ----     --------    ----     -------       ----   -------       ----
  Total nonaccrual..........   $49,266   3.74%   $ 86,629   5.89%    $ 89,400    5.42%    $69,380      3.71%   $13,478       .73%
                               -------           --------            --------             -------              -------
                               -------           --------            --------             -------              -------
Other real estate and
 automobiles owned (3).....    $19,468           $ 43,154            $ 51,511             $30,524              $ 8,511
                               -------           --------            --------             -------              -------
                               -------           --------            --------             -------              -------
Other loans 90 days or
 more past due and accruing:
Commercial:
 Commercial and financial...   $             %   $    158    .02%    $  2,206     .25%    $ 6,217        .62%  $ 6,865       .68%
Real estate:
 Construction...............                                                                2,681       2.49     1,433      1.05
 Developer investor & land..                                            2,043     .44      13,990       2.84    11,360      2.26
Consumer:
 Residential mortgage loans...                                          2,811    5.47       1,950       4.51       511      1.19
 Indirect automobile
   installment...                   26    .08          71    .17        1,175    1.41         847        .81     3,049      5.96
 Other consumer...                 531   2.22         862   3.20          319     .80         865       1.90     1,139      3.48
                               -------           --------            --------             -------              -------
                                $  557    .04%   $  1,091    .07%    $  8,554     .52%    $26,550       1.42%  $24,357      1.32%
                               -------           --------            --------             -------              -------
                               -------           --------            --------             -------              -------
Restructured loans(1 & 4)....  $41,477   3.15%   $ 44,899   3.05%    $ 36,311    2.20%     $4,108        .22%
                               -------           --------            --------             -------
                               -------           --------            --------             -------

- ---------------

(1) The amount of interest on December 31, 1993 nonaccrual and restructured loans that would have been recorded had the loans been paying in accordance with their original terms during the year ended December 31, 1993 was approximately $9,743,000. The amount of interest income on these loans included in net income in 1993 was approximately $3,496,000.

(2) Information on home equity loans is available for 1990 through 1993 only. Prior to 1990, these loans are classified with other consumer loans.

(3) Other real estate owned represents assets to which title to the collateral has been taken through foreclosure or in substance. Other real estate owned is recorded at the lower of the recorded investment in the loan or fair value minus estimated costs to sell. Prior to 1992, other real estate owned was recorded at the lower of recorded investment in the loan or fair value. Automobiles owned are vehicles repossessed for reason of nonpayment. The balance is stated at the lower of the recorded investment in the loan or net realizable value.

(4) Restructured loans are those where interest rates and/or principal repayments have been restructured to defer or reduce payment as a result of financial difficulties of the borrower.


     In addition to the amounts in the above table, accruing loans 30 to 89 days past due and rated Special Mention in the Company's internal risk rating profile amounted to $12 million at December 31, 1993. Also at December 31, 1993 there were approximately $185 million of accruing commercial and real estate loans which, while current, have nonetheless been classified as Special Mention or Substandard an increase from approximately $130 million at the end of 1992. There were no loans classified "Doubtful" in either year which were not disclosed in the above table. Approximately 84 percent of these loans were in the Substandard category. Under the Company's definition, Substandard assets are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual asset so classified. Special Mention assets, as defined by the Company, have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the assets. The Company uses the internal risk rating profile along with a number of other factors in determining the adequacy of its reserve for loan loss. See Credit Quality and Reserve for Loan Losses on page 14 of this Form 10-K for a further discussion.

ALLOCATION OF LOAN LOSS RESERVE

     The Company charges off loans or portions of loans when they are considered uncollectible. Therefore, no portion of the Reserve for Loan Losses is restricted to any loan or group of loans, and the entire Reserve is available to absorb all probable losses inherent in the portfolio. However, for internal analytical purposes the Company allocates its Reserve in conjunction with its risk rating profile. Since conditions within the profile are subject to change, the allocation presented below should not be interpreted as an indication that chargeoffs in 1994 will occur in these amounts or proportions, or that the allocation indicates future trends.

                                                            DECEMBER 31,
                               ----------------------------------------------------------------------
                                  1993           1992           1991           1990           1989
                               ----------     ----------     ----------     ----------     ----------
                               ($ IN THOUSANDS)
Amount of loan loss reserve:
  Allocated to Commercial and
     Real Estate.............  $   50,411     $   35,344     $   35,420     $   25,661     $   16,209
  Allocated to consumer(1)...       5,470          4,762          5,324          7,954          2,508
  Unallocated(2).............       6,666         10,020          9,356          2,393
                               ----------     ----------     ----------     ----------     ----------
          Total loan loss
            reserve..........  $   62,547     $   50,126     $   50,100     $   36,008     $   18,717
                               ----------     ----------     ----------     ----------     ----------
                               ----------     ----------     ----------     ----------     ----------
  Total Commercial and Real
     Estate..................  $1,113,753     $1,277,526     $1,406,834     $1,607,449     $1,652,604
  % of total loans...........        84.6%          86.9%          85.3%          86.0%          89.6%
  Total consumer loans.......  $  203,826     $  193,074     $  241,639     $  261,319     $  191,929
  % of total loans...........        15.4%          13.1%          14.7%          14.0%          10.4%
          Total all loans....  $1,317,579     $1,470,600     $1,648,473     $1,868,768     $1,844,533

- ---------------
(1) Consumer loans include indirect automobile installment loans, residential mortgages and home equity lines of credit, credit cards, and check credit loans.

(2) Prior to 1990 the Company assigned all of the Reserve in its analysis and, therefore, did not utilize an unallocated portion.

SUMMARY OF LOAN LOSS EXPERIENCE

                                                        YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------
                                      1993          1992          1991          1990          1989
                                   ----------    ----------    ----------    ----------    ----------
                                                         ($ IN THOUSANDS)
Reserve for loan losses at
  beginning of period............  $   50,126    $   50,100    $   36,008    $   18,717    $   17,897
                                   ----------    ----------    ----------    ----------    ----------
Loans charged off:
  Commercial:
     Commercial and financial
       loans.....................      29,067        24,012        17,613        19,845         5,545
  Real estate:
     Construction loans..........       1,705           924         2,242                         220
     Developer, investor and
       land......................      21,774        10,788        10,366         1,978
  Consumer:
     Residential mortgage
       loans.....................         418         1,250         2,839           469
     Home equity loans(1)........         370           673
     Indirect automobile
       installment...............       1,981         2,181         5,366         3,035         3,449
     Other consumer..............         280         3,386         2,890         2,287           998
                                   ----------    ----------    ----------    ----------    ----------
          Total chargeoffs.......      55,595        43,214        41,316        27,614        10,212
                                   ----------    ----------    ----------    ----------    ----------
Recoveries:
  Commercial:
     Commercial and financial
       loans.....................       1,628           688           735           735           606
  Real estate:
     Construction loans..........          24             9
     Developer, investor and
       land......................         928                          56
  Consumer:
     Residential mortgage
       loans.....................          11            36            78
     Home equity loans(1)........         101            66
     Indirect automobile
       installment...............       1,046           219           564           285           125
     Other consumer..............          20           329           263           222           526
                                   ----------    ----------    ----------    ----------    ----------
          Total recoveries.......       3,758         1,347         1,696         1,242         1,257
                                   ----------    ----------    ----------    ----------    ----------
Net chargeoffs...................      51,837        41,867        39,620        26,372         8,955
Provision charged to
  operations.....................      64,258        41,893        53,712        43,663         9,775
                                   ----------    ----------    ----------    ----------    ----------
Reserve for loan losses at end of
  period(2)......................  $   62,547    $   50,126    $   50,100    $   36,008    $   18,717
                                   ----------    ----------    ----------    ----------    ----------
                                   ----------    ----------    ----------    ----------    ----------
          Average loans..........  $1,402,200    $1,546,452    $1,754,213    $1,842,720    $1,888,017
Ratio of net chargeoffs to
  average loans..................        3.70%         2.71%         2.26%         1.43%          .47%

- ---------------
(1) This information is available separately for 1993 and 1992 only. Prior to 1992 the information is included in the other consumer category.

(2) Refer to the discussion of the factors used in determining the reserve for loan losses in Management's Discussion of Financial Condition and Results of Operations on page 14 of this Form 10-K.

DEPOSITS

     The following table sets forth the remaining maturities of certificates of deposit in the amount of $100 thousand or more at December 31, 1993, in thousands:

        Less than three months.............................................  $56,068
        Three to six months................................................    8,108
        Six to twelve months...............................................    3,753
        Over twelve months.................................................    4,982
                                                                             -------
                  Total....................................................  $72,911
                                                                             -------
                                                                             -------

SHORT-TERM BORROWINGS

     The Company's short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase. These instruments are generally overnight funds.

     The following information relates to federal funds purchased and securities sold under agreements to repurchase which represents more than thirty percent of stockholders' equity:

                                      AT DECEMBER 31,          FOR THE YEAR ENDED DECEMBER 31,
                                   ----------------------   --------------------------------------
                                                WEIGHTED      MAXIMUM                    WEIGHTED
                                                 AVERAGE      AMOUNT        AVERAGE       AVERAGE
                                                INTEREST      AT ANY         AMOUNT      INTEREST
                                   BALANCE        RATE       MONTH END    OUTSTANDING      RATE
                                   --------     ---------   -----------   ------------   ---------
                                      ($ IN THOUSANDS)                 ($ IN THOUSANDS)
Federal funds purchased:
  1993...........................  $ 35,913        3.25%     $  80,126      $ 42,965        3.14%
  1992...........................    48,984        3.13         78,519        61,607        3.58
  1991...........................    80,802        3.88        217,000       159,169        5.79
Securities sold under agreements
  to repurchase:
  1993...........................  $158,618        2.31%     $ 221,549      $167,696        2.55%
  1992...........................   132,167        2.34        228,282       174,383        2.93
  1991...........................    94,514        4.10        226,025        44,513        5.10

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY MATERIAL.

                         INDEX TO FINANCIAL STATEMENTS

                                 FINANCIAL STATEMENTS                                   PAGE
- --------------------------------------------------------------------------------------  ----
Report of Independent Public Accountants..............................................   32
Consolidated Balance Sheets -- December 31, 1993 and 1992.............................   33
Consolidated Statements of Income for the years ended December 31, 1993, 1992 and
  1991................................................................................   34
Consolidated Statements of Changes in Stockholders' Investment for the years ended
  December 31, 1993, 1992 and 1991....................................................   35
Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and
  1991................................................................................   36
Notes to Consolidated Financial Statements............................................   37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of UST Corp.:

     We have audited the accompanying consolidated balance sheets of UST Corp. (a Massachusetts corporation) and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Corp. and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As explained in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes and investments by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1993 and December 31, 1993, respectively.

                                            Arthur Andersen & Co.

Boston, Massachusetts
January 31, 1994


                           UST CORP. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                     ASSETS

                                                                                      DECEMBER 31,
                                                                                -------------------------
                                                                                   1993           1992
                                                                                ----------     ----------
                                                                                    ($ IN THOUSANDS,
                                                                                EXCEPT PER SHARE AMOUNTS)
Cash, due from banks and interest-bearing deposits (Note 3)...................  $   90,198     $  116,529
Excess funds sold to banks and other short-term investments...................      96,647          1,341
Securities (Notes 1 and 4):
  Investment portfolio (Market value: $8,163).................................                      8,122
  Securities available-for-sale:
    Mortgage-backed securities (Market value: $314,434 in 1992)...............     263,435        307,014
    U.S. Treasury, corporate notes, and other (Market value: $161,313 in
     1992)....................................................................     210,474        161,629
                                                                                ----------     ----------
    Total securities available-for-sale.......................................     473,909        468,643
                                                                                ----------     ----------
         Total securities.....................................................     473,909        476,765
Loans (Notes 5, 14, and 16):
  Loans -- net of unearned discount of $7,026 in 1993 and $9,094 in 1992......   1,317,579      1,470,600
  Reserve for loan losses.....................................................     (62,547)       (50,126)
                                                                                ----------     ----------
                                                                                 1,255,032      1,420,474
Premises, furniture and equipment, net (Note 6)...............................      32,661         35,055
Goodwill......................................................................       2,192          2,315
Other real estate owned (Note 7)..............................................      19,468         43,154
Other assets (Notes 2, 10, and 12)............................................      74,159         82,428
                                                                                ----------     ----------
         Total Assets.........................................................  $2,044,266     $2,178,061
                                                                                ==========     ==========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
  Demand:
    Noninterest bearing.......................................................  $  373,793     $  422,056
    Interest bearing..........................................................     170,642        148,639
  Savings:
    Money market..............................................................     323,979        385,305
    Other.....................................................................     320,924        323,746
  Time:
    Certificates of deposit over $100,000.....................................      72,911         84,822
    Other.....................................................................     378,549        427,363
                                                                                ----------     ----------
         Total deposits.......................................................   1,640,798      1,791,931
Short-term borrowings (Note 8)................................................     226,268        202,051
Other borrowings (Note 9).....................................................      14,286         18,607
Other liabilities.............................................................      10,095         21,592
Commitments and contingencies (Notes 15 and 16)
Stockholders' investment (Notes 1, 4, 9, 11, and 13):
  Preferred stock $1 par value; Authorized -- 4,000,000 shares;
    Outstanding -- None
  Common stock $.625 par value; Authorized -- 30,000,000 shares;
    Outstanding -- 17,304,795 and 14,036,842 shares in 1993 and 1992,
    respectively..............................................................      10,815          8,773
  Additional paid-in capital..................................................      69,694         47,694
  Retained earnings...........................................................      68,437         88,537
  Unrealized gain on securities available for sale, net tax...................       3,335
  Unrealized loss on marketable equity securities.............................                        (17)
  Deferred compensation, net..................................................         538         (1,107)
                                                                                ----------     ----------
  Total stockholders' investment..............................................     152,819        143,880
                                                                                ----------     ----------
         Total Liabilities and Stockholders' Investment.......................  $2,044,266     $2,178,061
                                                                                ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.


                           UST CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                            YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                         1993         1992         1991
                                                                       --------     --------     --------
                                                                       ($ IN THOUSANDS, EXCEPT PER SHARE
                                                                                    AMOUNTS)
Interest income:
  Interest and fees on loans.........................................  $110,673     $122,522     $174,344
  Interest and dividends on securities:
    Taxable..........................................................    28,635       32,859       30,093
    Nontaxable.......................................................       265          467          665
    Dividends........................................................       352          278          299
  Trading account and other..........................................       703          898       16,092
                                                                       --------     --------     --------
         Total interest income.......................................   140,628      157,024      221,493
                                                                       --------     --------     --------
Interest expense:
  Interest on deposits...............................................    40,300       59,444      114,762
  Interest on short-term borrowings..................................     6,239        7,757       17,922
  Interest on other borrowings.......................................     1,405        1,769        1,956
                                                                       --------     --------     --------
         Total interest expense......................................    47,944       68,970      134,640
                                                                       --------     --------     --------
  Net interest income................................................    92,684       88,054       86,853
Provision for loan losses (Note 5)...................................    64,258       41,893       53,712
                                                                       --------     --------     --------
                                                                         28,426       46,161       33,141
                                                                       --------     --------     --------
Noninterest income:
  Asset management fees..............................................    15,798       12,526        9,070
  Service charges on deposit accounts................................     5,356        5,852        5,725
  Gain on sale of securities, net (Note 4)...........................     4,403       13,724       10,560
  Writedown of equity securities.....................................      (181)         (44)      (7,118)
  Trading account profits (losses)...................................                   (132)       7,014
  Gain on sale of real estate (Note 6)...............................                               3,030
  Lease residual income..............................................     1,148          753        3,354
  Corporate services income..........................................     8,365        7,380        6,989
  Other..............................................................     1,834        2,300        5,012
                                                                       --------     --------     --------
         Total noninterest income....................................    36,723       42,359       43,636
                                                                       --------     --------     --------
Noninterest expense:
  Salary and employee benefits (Note 10).............................    38,451       35,370       35,221
  Net occupancy expense..............................................     7,419        7,384        8,060
  Credit card processing expense.....................................     3,815        3,416        3,350
  Deposit insurance assessment.......................................     4,931        4,320        5,065
  Foreclosed asset and workout expense (Note 7)......................    23,356       20,272       14,516
  Other..............................................................    19,538       25,410       23,110
                                                                       --------     --------     --------
         Total noninterest expense...................................    97,510       96,172       89,322
                                                                       --------     --------     --------
Loss before income taxes.............................................   (32,361)      (7,652)     (12,545)
  Income tax benefit (Note 12).......................................   (11,511)      (2,931)      (4,598)
                                                                       --------     --------     --------
Net loss before change in accounting method..........................   (20,850)      (4,721)      (7,947)
Cumulative effect of change in method of accounting for income taxes
  (Note 1)...........................................................      (750)
                                                                       --------     --------     --------
         Net loss....................................................  $(20,100)    $ (4,721)    $ (7,947)
                                                                       ========     ========     ========

Per share data:
  Net loss...........................................................  $  (1.31)    $   (.34)    $   (.58)
  Cash dividends declared............................................                            $    .15
Weighted average number of common shares (Note 11)...................  15,362,251   13,984,190   13,793,617

  The accompanying notes are an integral part of these consolidated financial statements.


                           UST CORP. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

                                             COMMON STOCK        CAPITAL IN
                                          ------------------      EXCESS OF       RETAINED
                                          SHARES     AMOUNT       PAR VALUE       EARNINGS       OTHER
                                          ------     -------     -----------     ----------     -------
                                                                 (IN THOUSANDS)
Balance, December 31, 1990..............  12,908     $ 8,067       $40,094        $ 107,847     $(7,929)
  Net loss..............................                                             (7,947)
  Cash dividends declared --
     ($.15 per share)...................                                             (2,091)
  Stock dividend declared -- (5%).......     661         413         4,138           (4,551)
  Restricted stock vesting (Note 11)....      22          14           348
  Dividend reinvestment plan
     issuances..........................     312         195         1,546
  Change in unrealized loss on equity
     securities.........................                                                          7,779
  Deferred compensation ESOP (Note 9)...                                                         (1,429)
                                          ------     -------       -------        ---------     -------
Balance, December 31, 1991..............  13,903     $ 8,689       $46,126        $  93,258     $(1,579)
  Net loss..............................                                             (4,721)
  Stock option exercises and restricted
     stock vesting (Note 11)............     134          84         1,568
  Change in unrealized loss on equity
     securities (Note 4)................                                                            133
  Changed in deferred compensation
     (Note 9)...........................                                                            322
                                          ------     -------       -------        ---------     -------
Balance, December 31, 1992..............  14,037     $ 8,773       $47,694        $  88,537     $(1,124)
  Net loss..............................                                            (20,100)
  Common stock sales (Note 13)..........   3,155       1,972        21,271
  Stock option exercises and restricted
     stock vesting (Note 11)............     113          70           729
  Cumulative effect of change in method
     of accounting for investment
     securities, net of tax (Note 1)....                                                          3,335
  Change in unrealized loss on equity
     securities (Note 4)................                                                             17
  Change in deferred compensation (Notes
     9, 10, and 11).....................                                                          1,645
                                          ------     -------       -------        ---------     -------
Balance, December 31, 1993..............  17,305     $10,815       $69,694        $  68,437     $ 3,873
                                          ======     =======       =======        =========     =======

  The accompanying notes are an integral part of these consolidated financial statements.


                           UST CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                      1993          1992          1991
                                                                    ---------     ---------     ---------
                                                                              ($ IN THOUSANDS)
Cash flows from operating activities:
  Net loss........................................................  $ (20,100)    $  (4,721)    $  (7,947)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Cumulative effect of change in accounting method..............       (750)
    Provision for loan losses.....................................     64,258        41,893        53,712
    Depreciation and amortization.................................      5,029         5,031         5,694
    Amortization of gain on sale/leaseback........................       (384)         (384)         (807)
    Amortization of security premiums, net........................      1,344         1,856           961
    Trading account sales.........................................                  209,917       486,878
    Trading account purchases.....................................                 (173,260)     (491,865)
    Gain on sale of securities, net...............................     (4,403)      (13,724)      (10,560)
    Writedown of equity securities................................        181            44         7,118
    Trading account (profits) losses..............................                      132        (7,014)
    Loss on sale of other real estate owned, net..................      1,120         2,338         1,554
    Writedowns of other real estate owned.........................     16,244        10,783         7,496
    Deferred income tax benefit (expense).........................     (4,494)        1,106        (9,911)
    Increase (decrease) in accruals and other, net................     (1,241)       17,367        (3,425)
                                                                    ---------     ---------     ---------
         Net cash provided by operating activities................     56,804        98,378        31,884
Cash flows provided by investing activities:
  Sales and maturities of investment securities...................      5,584         4,889       491,707
  Purchase of investment securities...............................     (1,063)         (334)     (573,792)
  Proceeds from securities held for sale..........................    321,517       371,663
  Purchases of securities held for sale...........................   (312,866)     (402,647)
  Net (increase) decrease in short-term investments...............    (95,306)          577         2,082
  Net loans paid..................................................     87,939       117,439       156,490
  Loans put back to the RTC (Note 2)..............................                                513,572
  Sale of other real estate owned.................................     19,567        13,800           995
  Sale of building, net...........................................                                  7,965
  Purchases of premises and equipment.............................     (1,268)       (1,257)      (10,457)
                                                                    ---------     ---------     ---------
         Net cash provided by investing activities................     24,104       104,130       588,562
Cash flows used by financing activities:
  Net (decrease) increase in nontime deposits.....................    (90,408)        3,195        27,663
  Net payments on certificates of deposit.........................    (60,725)     (209,726)     (469,240)
  Net proceeds (payments) on short-term borrowings................     24,217        20,528      (210,558)
  Payments of other borrowings....................................     (4,000)       (4,500)
  Cash dividends..................................................                                 (4,131)
  Issuance of common stock for cash, net..........................     23,677           120         1,741
                                                                    ---------     ---------     ---------
         Net cash used by financing activities....................   (107,239)     (190,383)     (654,525)
                                                                    ---------     ---------     ---------
  (Decrease) increase in cash and cash equivalents................    (26,331)       12,125       (34,079)
  Cash and cash equivalents at beginning of year..................    116,529       104,404       138,483
                                                                    ---------     ---------     ---------
  Cash and cash equivalents at end of year........................  $  90,198     $ 116,529     $ 104,404
                                                                    ---------     ---------     ---------
                                                                    ---------     ---------     ---------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Interest....................................................  $  48,959     $  71,233     $ 141,980
                                                                    ---------     ---------     ---------
                                                                    ---------     ---------     ---------
      Income taxes................................................  $   1,210     $   2,495     $   5,228
                                                                    ---------     ---------     ---------
                                                                    ---------     ---------     ---------
Noncash transactions:
  Transfers from investment to trading account....................                              $  25,170
                                                                                                ---------
                                                                                                ---------
  Transfers from loans to other real estate owned.................  $  39,128     $  41,751     $  48,747
                                                                    ---------     ---------     ---------
                                                                    ---------     ---------     ---------
  Transfers to securities held for sale...........................  $   7,103                   $ 436,191
                                                                    ---------                   ---------
                                                                    ---------                   ---------
  Financed OREO sales.............................................  $  25,883     $  23,184     $  17,715
                                                                    ---------     ---------     ---------
                                                                    ---------     ---------     ---------
  Stock issuance..................................................  $     365     $   1,532     $     362
                                                                    ---------     ---------     ---------
                                                                    ---------     ---------     ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                           UST CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of UST Corp. and Subsidiaries conform with generally accepted accounting principles and general practice in the banking industry. The significant policies are summarized below.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The parent company only financial statements contained in Note 17 reflect investments in Subsidiaries using the equity method of accounting.

     Certain reclassifications have been made to prior year balances to conform with the current year presentation. Assets owned by others held in a fiduciary or agency capacity are not included in the consolidated balance sheets.

SECURITIES

     On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under this statement securities are classified as held-to-maturity, available-for-sale, or trading. Debt securities which management has the positive intent and ability to hold to maturity are classified as held-to-maturity, and are carried at cost adjusted for the amortization of premium or the accretion of discount. At December 31, 1993 the Company had no securities classified as held-to-maturity.

     Debt and equity securities with readily determinable market values that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are carried at fair value, with unrealized gains and losses included in current earnings. At December 31, 1993 and 1992, the Company had no securities classified as trading.

     Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value, with unrealized after-tax gains and losses reported as a separate component of stockholders' investment. The cumulative effect of adopting SFAS 115 was $5,749,000 before reduction for the income tax effect of $2,414,000.

     Prior to December 31, 1993, debt securities were designated at the time they were purchased as either held-for-sale or held to maturity, based on management intent at the time. Securities which management had the ability and intent to hold on a long-term basis or until maturity were classified as investment portfolio. Securities which were to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis were classified as securities held for sale and carried at the lower of aggregate cost or market value.

     Prior to the adoption of FASB 115 trading account securities were valued at market.

     For mortgage-backed securities, the Company recalculates the effective yield on the investment to reflect the actual prepayment results and anticipated future payments. The net investment in these securities is adjusted to the amount that would have existed had the new estimated average life and effective yield been applied since the acquisition of the securities. Such adjustments are charged or credited to interest income in the current period.

                           UST CORP. AND SUBSIDIARIES

     The Company determined the securities sold by the specific identification method. The amount of taxes paid on gains is dependent upon the overall results of operations of the subsidiary incurring the gain.

PREMISES, FURNITURE AND EQUIPMENT

     Premises, furniture and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using the straight-line method by charges to expense in amounts estimated to amortize the cost over the estimated useful lives of the respective assets as follows:

            Buildings and building improvements....................   10-40 years
            Furniture and equipment................................    3-10 years

     Leasehold improvements are amortized over the life of the lease agreements.

LOAN INCOME AND FEES

     Certain installment loans and commercial time loans are made on a discounted basis. The unearned discount applicable to such installment loans is taken into income monthly by use of the actuarial method. Interest income on nondiscounted loans is accrued based on the principal amount of loans outstanding.

     Loans are placed on nonaccrual, with the reversal of all accrued interest receivable, when there is doubt as to the collectibility of interest or principal or if loans are 90 days or more past due unless they are both well secured and in the process of collection. In every case, a loan reaching 180 days past due is placed on nonaccrual. Interest received on nonaccrual loans is applied to principal if collection of principal is doubtful; otherwise, it is reflected in interest income on a cash basis.

     In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan," which is to become effective for fiscal years beginning after December 15, 1994. SFAS No. 114 addresses the accounting by creditors for impairment of certain loans by requiring that the carrying value of impaired loans, as defined, be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. Management is currently evaluating the effect that this new standard will have on the Company's reported consolidated financial position and results of operations.

RESERVE FOR LOAN LOSSES

     The reserve for loan losses is maintained at a level considered adequate by management to provide for possible losses from loans, leases and commitments to extend credit. Adequacy of the reserve is determined by management using a consistent methodology which analyzes the size and risk of the loan portfolio on a monthly basis. Factors in this analysis include past loan loss experience and asset quality, as reflected by trends of delinquent, nonaccrual and restructured loans and the Company's credit risk rating profile. Consideration is also given to the current and expected economic conditions and, in particular, how such conditions affect the types of credits in the portfolio and the market area in general. The reserve is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the current period.

OTHER REAL ESTATE OWNED

     Other real estate owned includes both actual and in-substance repossessions. In December 1992 the Company adopted Statement of Position No. 92-3 ("SOP 92-3") issued by the American Institute of Certified Public Accountants. This SOP states that foreclosed assets are presumed to be held for sale. Therefore, they should be carried at the lower of cost or fair value, minus estimated costs to sell. In 1992 the pretax charge to income resulting from implementation was $750,000.

                           UST CORP. AND SUBSIDIARIES

INCOME TAXES

     The Company provides for income taxes in accordance with the comprehensive income tax allocation method. This method recognizes the tax effects of all income and expense transactions in each year's statement of income regardless of the year in which the transactions are reported for tax purposes.

     The Company follows the deferral method of accounting for investment tax credits. Under the deferral method, the credit is reflected as a reduction of tax expense ratably over the period during which the asset is depreciated for financial reporting purposes.

     FASB has issued SFAS No. 109 "Accounting for Income Taxes," a modification of SFAS No. 96, effective January 1, 1993. While the FASB retained the existing requirement to record deferred taxes for transactions that are reported in different years for financial reporting and tax purposes, it revised the computation of deferred taxes so that the amount of deferred taxes on the balance sheet is adjusted whenever tax rates or other provisions of the income tax law are changed. This is known as the "liability method" of providing deferred income taxes. This change in accounting principle increased net income $750,000 in January 1993, representing the cumulative effect of the new standard on the balance sheet at the date of adoption.

EARNINGS (LOSS) PER SHARE

     Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Loss per share computations do not include antidilutive common stock equivalents.

GOODWILL

     Cost of purchased businesses in excess of net assets acquired includes amount being amortized over twenty-and forty-year periods. Amortization expense was $122,500 in 1993, 1992 and 1991.

RETIREMENT BENEFITS

     The Company's policy is to fund pension costs accrued.

     In December 1990, the FASB issued SFAS No. 106, "Employer's Accounting for Post Retirement Benefits Other Than Pensions." SFAS No. 106 is effective for fiscal years beginning after December 15, 1992. This statement did not have any impact on the Company's financial position or results of operations.

     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 is effective for fiscal years beginning after December 15, 1993. It is not expected that this statement will have any impact on the Company's financial position or results of operations.

STATEMENT OF CASH FLOWS

     For purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits.

(2) HOME OWNERS PURCHASE AND ASSUMPTION

     On September 7, 1990, United States Trust Company ("USTC"), the Company's principal banking subsidiary at the time, assumed approximately $2 billion in deposits and acquired certain assets and branches located in the greater Boston area of the former Home Owners Savings Bank F.S.B. ("Home Owners") in a transaction with the Resolution Trust Corporation ("RTC"), an arm of the Federal Government. The

                           UST CORP. AND SUBSIDIARIES

Company paid the RTC cash of $6.1 million, approximately the amount allocated to core deposit intangible which is being amortized over seven years. As part of the approval process, the Company agreed with the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation to restore the Company's and USTC's consolidated capital ratios to the levels at which they stood prior to the Home Owners transaction. Management developed a plan to achieve these objectives which included putting the $513.6 million loans held for sale back to the RTC in 1991 and continuing to reduce assets as the high rate Home Owners certificates of deposit rolled off. This plan is complete.

(3) RESTRICTIONS ON CASH AND DUE FROM BANKS

     At December 31, 1993 and 1992, cash and due from banks included $42,072,000 and $23,659,000, respectively, to satisfy the reserve requirements of the Federal Reserve Bank.

(4) SECURITIES

     Data presented for 1993 includes only securities available-for-sale. Data presented for 1992 in this footnote includes both the investment portfolio, consisting primarily of securities of states and municipalities, and other equity securities, with an amortized cost of $8,122,000, and securities held-for-sale, consisting primarily of U.S. Treasuries, mortgage-backed and auto-backed securities, and corporate notes, with an amortized cost of $468,643,000.

     The amortized cost and fair values of the Company's securities are as follows:
                                                                        1993
                                                   -----------------------------------------------
                                                                 GROSS        GROSS
                                                   AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                     COST        GAINS        LOSSES       VALUE
                                                   ---------   ----------   ----------    --------
                                                                  ($ IN THOUSANDS)
Mortgage-backed securities:
  FHLMC..........................................  $177,600      $2,713       $  (749)    $179,564
  FNMA...........................................    83,514       1,264          (907)      83,871
                                                   --------      ------       -------     --------
          Total mortgage-backed securities.......   261,114       3,977        (1,656)     263,435
US Treasury and Federal agencies.................   130,192         795        (1,284)     129,703
States and municipalities........................     3,712         178            (3)       3,887
Foreign governments..............................       451                                    451
Corporate debt securities........................    70,579       2,915            (3)      73,491
Marketable equity securities.....................     2,112         886           (56)       2,942
                                                   --------      ------       -------     --------
          Total securities.......................  $468,160      $8,751       $(3,002)    $473,909
                                                   ========      ======       =======     ========

                           UST CORP. AND SUBSIDIARIES

                                                                        1992
                                                   -----------------------------------------------
                                                                 GROSS        GROSS
                                                   AMORTIZED   UNREALIZED   UNREALIZED    ESTIMATED
                                                     COST        GAINS        LOSSES       MARKET
                                                   ---------   ----------   ----------    --------
                                                                   ($ IN THOUSANDS)
Mortgage-backed securities:
  FHLMC..........................................  $167,348      $5,176                   $172,524
  FNMA...........................................   139,666       2,431      $   (187)     141,910
                                                   ---------   ----------   ----------    --------
          Total mortgage-backed securities.......   307,014       7,607          (187)     314,434
US Treasury and Federal agencies.................    74,225         475          (335)      74,365
States and municipalities........................     5,181         166          (111)       5,236
Foreign governments..............................       501                                    501
Corporate debt securities........................    87,437       1,364        (1,834)      86,967
Marketable equity securities, net of valuation
  allowance......................................     2,407                                  2,407
                                                   ---------   ----------   ----------    --------
          Total securities.......................  $476,765      $9,612      $ (2,467)    $483,910
                                                   ---------   ----------   ----------    --------
                                                   ---------   ----------   ----------    --------

        The amortized cost and estimated market value of debt securities at December 31, 1993 and 1992, by contractual maturity, are shown in the table below. Actual maturities are expected to differ from contractual maturities because some borrowers have the right to prepay without prepayment penalty. Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives. Equity securities, which have no contractual maturity, are presented in the aggregate.

                                                                1993                    1992
                                                        ---------------------   ---------------------
                                                                    ESTIMATED               ESTIMATED
                                                        AMORTIZED     FAIR      AMORTIZED     FAIR
                                                          COST        VALUE       COST        VALUE
                                                        ---------   ---------   ---------   ---------
                                                                      ($ IN THOUSANDS)
Mortgage-backed securities:
  Due after 5 years through 10 years..................  $  42,187      43,005   $  55,489   $  56,434
  Due after 10 years..................................    218,927     220,430     251,525     258,000
                                                        ---------   ---------   ---------   ---------
          Total mortgage-backed securities............    261,114     263,435     307,014     314,434
All other debt securities:
  Due in 1 year or less...............................      2,255       2,253       3,113       3,141
  Due after 1 year through 5 years....................    174,623     177,579     139,629     139,253
  Due after 5 years through 10 years..................     25,889      25,389      22,242      22,366
  Due after 10 years..................................      2,167       2,311       2,360       2,309
                                                        ---------   ---------   ---------   ---------
          Total debt securities.......................    466,048     470,967     474,358     481,503
          Total marketable equity securities, net of
            valuation allowance.......................      2,112       2,942       2,407       2,407
                                                        ---------   ---------   ---------   ---------
          Total securities............................  $ 468,160     473,909   $ 476,765   $ 483,910
                                                        ---------   ---------   ---------   ---------
                                                        ---------   ---------   ---------   ---------

     Gross unamortized premiums and discounts on mortgage-backed securities were $355,000 and $973,000, respectively, at December 31, 1992.

     Proceeds from sales of debt securities held in the investment portfolio, held-for-sale and trading accounts during 1993 were $162,956,000 and $514,072,000 during 1992. Gross gains of $3,038,000 for 1993 and $8,315,000 for
1992 and gross losses of $137,000 for 1993 and $939,000 for 1992 were realized on those sales. Gains on sales of all securities held in the investment portfolio, held-for-sale and trading accounts were $4,403,000, $13,724,000, and $10,560,000 for 1993, 1992, and 1991, respectively.

                           UST CORP. AND SUBSIDIARIES

     At December 31, 1993, securities carried at $223,156,000 were pledged to secure public and trust deposits, securities sold under agreements to repurchase and for other purposes as required by law.

(5) LOANS

     The composition of the loan portfolio (net of unearned discount) at December 31, 1993 and 1992 was as follows:


                                                                     1993           1992
                                                                  -----------    ----------
                                                                      ($ IN THOUSANDS)
    Commercial:
      Commercial and financial loans............................  $  762,758     $  867,433
      Real estate:
         Construction loans.....................................      35,295         50,427
         Developer, investor and land...........................     315,700        359,666
    Consumer:
      Residential mortgage loans................................      84,846         56,364
      Home equity loans.........................................      63,188         67,010
      Indirect automobile installment...........................      31,848         42,786
      Other consumer loans......................................      23,944         26,914
                                                                  ----------     ----------
                                                                  $1,317,579     $1,470,600
      Reserve for loan losses...................................     (62,547)       (50,126)
                                                                  ----------     ----------
                                                                  $1,255,032     $1,420,474
                                                                  ----------     ----------
                                                                  ----------     ----------

     Nonaccrual loans were $49.3 million and $86.6 million at December 31, 1993 and December 31, 1992, respectively. Accruing restructured loans totaled $41.5 million and $44.9 million at December 31, 1993 and 1992, respectively. Had nonaccruing and accruing restructured loans been paying in accordance with their original terms, approximately $6,247,000 and $7,728,000 of additional interest income would have been recorded in 1993 and 1992, respectively.

     Most of the Company's business activity is with customers located within the states of Massachusetts and Connecticut. At year-end 1993, the Company's exposure to credit risk principally secured by real estate included $499 million of loans. See Note 16 for additional discussion of concentration of credit risk.

     An analysis of the reserve for loan losses for the years ended December 31, 1993, 1992 and 1991 is as follows:

                                                           1993         1992         1991
                                                         --------     --------     --------
                                                                  ($ IN THOUSANDS)
    Balance at beginning of period.....................  $ 50,126     $ 50,100     $ 36,008
    Loans charged off..................................   (55,595)     (43,214)     (41,316)
    Recoveries on loans previously charged off.........     3,758        1,347        1,696
                                                         --------     --------     --------
    Net chargeoffs.....................................   (51,837)     (41,867)     (39,620)
    Provided from operations...........................    64,258       41,893       53,712
                                                         --------     --------     --------
    Balance at end of period...........................  $ 62,547     $ 50,126     $ 50,100
                                                         --------     --------     --------
                                                         --------     --------     --------

     In June 1993, the Company recorded a special $30 million provision for loan losses which is included in the above table. See footnote 19 for information regarding this special provision.

                           UST CORP. AND SUBSIDIARIES

(6) PREMISES, FURNITURE AND EQUIPMENT

     A summary of the accounts as of December 31, 1993 and 1992 is as follows:

                                                                      1993          1992
                                                                     -------       -------
                                                                       ($ IN THOUSANDS)
    Land...........................................................  $ 2,899       $ 2,899
    Buildings and leasehold improvements...........................   34,499        34,468
    Furniture and equipment........................................   17,744        19,124
                                                                     -------       -------
                                                                      55,142        56,491
    Less -- Accumulated depreciation and amortization..............   22,481        21,436
                                                                     -------       -------
                                                                     $32,661       $35,055
                                                                     =======       =======

     Depreciation and amortization expenses reflected in the consolidated statements of income were $3,661,558, $3,665,392 and $4,776,896 in 1993, 1992 and 1991, respectively.

     On January 3, 1991, the Company sold one of its buildings to a third party for $8.2 million. A portion of the building, which houses certain staff support functions of the Company, was leased back from the purchaser. This transaction resulted in a gain of approximately $5 million of which $3 million was recognized in 1991 with the difference amortized to income over the life of the lease.

(7) OTHER REAL ESTATE OWNED

     Other real estate owned includes in-substance foreclosures of $8,197,000 and $14,861,000 at December 31, 1993 and 1992, respectively. The balance is stated net of valuation allowances of $6,553,000 in 1993 and $750,000 in 1992. In 1993 provisions charged to foreclosed asset and workout expense were $14,514,000 and chargeoffs were $8,711,000.

     The net cost of other real estate owned included in foreclosed asset and workout expense in the income statement was $21,256,000, $18,276,000 and $12,621,000 in 1993, 1992 and 1991, respectively. These costs include reductions in fair value, net gain or loss on sales and cost of maintaining and operating the properties.

(8) SHORT-TERM BORROWINGS

     Short-term borrowings consisted of the following at December 31, 1993 and
1992:
                                                                     1993           1992
                                                                   --------       --------
                                                                      ($ IN THOUSANDS)
    Federal funds purchased......................................  $ 35,913       $ 48,984
    Securities sold under agreements to repurchase...............   158,618        132,167
    Treasury tax and loan note account...........................    30,751         19,998
    Other........................................................       986            902
                                                                   --------       --------
                                                                   $226,268       $202,051
                                                                   ========       ========

     The average outstanding short-term borrowings were $227,944,000 in 1993 and $247,185,000 in 1992. The approximate weighted average interest rates were 2.7% in 1993 and 3.1% in 1992. The maximum amount of short-term borrowings outstanding at any month end was $320,338,000 in 1993 and $300,489,000 in 1992.

                           UST CORP. AND SUBSIDIARIES

(9) OTHER BORROWINGS

     Other borrowings consisted of the following at December 31, 1993 and 1992:

                                                                          1993          1992
                                                                         -------       -------
                                                                           ($ IN THOUSANDS)
UST Corp.
  8.5% Senior Notes due in installments from 1992-1996.................  $12,000       $16,000
  Guaranteed ESOP debt at 84% of the prime rate, as established, due in
     installments to 1996..............................................      786         1,107
UST Capital Corp.
  11.505% note to SBA due 1995.........................................    1,500         1,500
                                                                         -------       -------
                                                                         $14,286       $18,607
                                                                         -------       -------
                                                                         -------       -------

     During 1986, the Company issued $20,000,000 of 8.5% subordinated notes to an insurance company. The debt is payable in annual installments of $4 million from 1992 through 1996. Under the terms of the agreement, the Company may not make dividend payments in excess of 60% of cumulative net earnings since December 31, 1985 plus $7 million.

     Payments required under the above obligations were $4,321,000 in 1993 and will amount to $4,321,000 in 1994, $5,822,000 in 1995, and the balance of $4,143,000 in 1996.

     The Company has an employee stock ownership plan which covers substantially all of its employees. The plan is administered by a committee designated by the Board of Directors and is maintained in a separate trust established for that purpose. The trustee obtained financing to purchase shares of UST Corp. common stock and UST Corp. has guaranteed this debt. The purchased shares are allocated to the participants on a pro-rata basis, over the period in which they are earned.

(10) EMPLOYEE BENEFIT PLANS

     The Company has a noncontributory retirement plan covering all employees who meet specified age and employment requirements. The plan provides pension benefits that are based on the employee's compensation during the highest consecutive five of the last ten years before retirement. The following summary sets forth the plan's funded status and amounts included in the Company's consolidated balance sheets as of December 31, 1993 and 1992:

                                                                              1993      1992
                                                                             -------   -------
                                                                             ($ IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefit obligation................................................  $12,120   $ 9,115
  Nonvested benefit obligation.............................................      360       382
                                                                             -------   -------
  Accumulated benefit obligation...........................................   12,480     9,497
  Effect of projected future compensation levels...........................    4,670     3,762
                                                                             -------   -------
Projected benefit obligation for service rendered to date..................   17,150    13,259
Plan assets, primarily listed stocks and U.S. bonds........................   17,574    16,766
                                                                             -------   -------
Projected benefit obligation less than plan assets.........................      424     3,507
Unrecognized loss..........................................................    3,423       361
Unrecognized prior service asset...........................................      (32)      531
Unrecognized net asset being recognized over 15 years......................   (1,895)   (2,166)
                                                                             -------   -------
Prepaid costs included in other assets.....................................  $ 1,920   $ 2,233
                                                                             -------   -------
                                                                             -------   -------

                           UST CORP. AND SUBSIDIARIES

     Net pension cost (income) for 1993 and 1992 included the following components:
                                                                          1993      1992
                                                                         -------   -------
                                                                         ($ IN THOUSANDS)
    Service cost benefit earned during the period......................  $   880   $   866
    Interest cost on projected benefit obligation......................    1,179     1,059
    Return on plan assets..............................................   (1,232)     (939)
    Net amortization and deferral......................................     (463)   (1,251)
                                                                         -------   -------
              Net pension cost (income)................................  $   364   $  (265)
                                                                         =======   =======

     The weighted-average discount rate and rate of increase of future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.0% and 5.0%, respectively, for 1993 and 8.5% and 6%, respectively, for 1992. The expected long-term rate of return on assets used was 9.5% and 12%, respectively, for 1993 and 1992.

     The Company has a qualified profit-sharing plan covering substantially all employees. Under the plan, up to six percent of net income before income taxes, as defined, may be contributed to the profit-sharing trust. The Company did not make a contribution to the profit-sharing trust in 1993, 1992 or 1991.

     In January 1994, the Company added an Employee's Savings feature to the existing Profit-Sharing Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The revised plan was renamed the UST Corp. Employee Savings Plan. Under the Savings Plan, participating employees may defer a portion up to 4% of their pretax earnings not to exceed the Internal Revenue Service annual contribution limits. The Company matches 25% of each employee's contributions up to 4% of the employee's earnings. Since the Savings Plan started in 1994, the Company did not make a contribution in 1993.

     The Company also has an employee stock ownership plan for substantially all salaried employees. Under the plan, the Company shall contribute either a fixed amount or a percentage of compensation of all participants as determined by the Board of Directors.

     The Company has a restricted stock ownership plan for key employees under which 389,375 shares of common stock have been granted. The shares vest to the employee from the first to the seventh year after the date of grant. The unvested shares granted are excluded from outstanding shares and included in the calculation of earnings per share, if dilutive, in periods of profit.

     Expenses (income) relating to the plans were as follows:

   YEAR ENDED                                                            EMPLOYEE       RESTRICTED
  DECEMBER 31,                                              PENSION   STOCK OWNERSHIP     STOCK
  ------------                                              -------   ---------------   ----------
                                                                       ($ IN THOUSANDS)
    1993..................................................   $ 364         $ 319           $399
    1992..................................................    (265)          425            287
    1991..................................................    (628)          600            178

(11) STOCK OPTIONS

     At December 31, 1993, 479,759 shares of the Company's common stock were reserved for future grants to officers and key employees. Under the Company's incentive stock option plan, options may be granted at prices not less than the fair market value of the Company's common stock at the date of grant.

     In May 1990, the stockholders approved a director's stock option plan under which each outside director would receive a grant of 5,250 shares. The total number of shares issuable under this plan is 63,000. All shares

                           UST CORP. AND SUBSIDIARIES
to current outside directors have been granted. Each option is exercisable to the extent of 20% after one year from the date of grant and an additional 20% each succeeding year. In addition, the Company has a Director's Deferred Compensation Program under which up to 250,000 shares of the Company's common stock may be granted to Directors of the Company or its banking subsidiaries who choose to receive their Director's fees or stipend in shares of the Company in lieu of cash. The shares vest when the person ceases to be a Director.

                                                          NUMBER OF SHARES   OPTION PRICE
                                                            UNDER OPTION       PER SHARE      TOTAL
                                                          ----------------   -------------  ----------
 Outstanding at December 31, 1993.......................       656,859         $5.00-$9.00  $4,463,412
                             1992.......................       583,886        $5.00-$9.125  $3,596,327
                             1991.......................       593,047               $6.07  $3,600,600
 Exercisable at December 31, 1993.......................       290,492         $5.00-$8.62  $1,770,462
                             1992.......................       221,592         $5.00-$6.07  $1,344,923
                             1991.......................       101,411               $6.07  $  615,700
   Exercised during the year 1993.......................        65,696               $6.07  $  398,869
                             1992.......................        19,621               $6.07  $  119,115
                             1991.......................            --                  --          --

     In 1993, 24,233 restricted shares vested under the Company's restricted stock ownership plan.

     In December 1989, April 1990, and April 1991, the Board of Directors authorized an option substitution program permitting employees to surrender options with an option price of more than $14.29, $10.00, and $6.07, respectively, in exchange for new options. Outstanding options for 149,331, 513,817, and 516,502, respectively, were exchanged under the program. Options were exchanged on a one-for-one basis at an option price of $14.29, $10.00, and $6.07, respectively, per share, the fair market value of the Company's common stock on the date of authorization. The new options vest ratably over a five-year period.

(12) INCOME TAXES

     The income tax benefit shown on the consolidated statements of income consisted of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1993        1992         1991
                                                          --------     -------     --------
                                                                  ($ IN THOUSANDS)
    Current tax expense (benefit):
      Federal...........................................  $ (8,302)    $(6,513)    $  3,671
      State.............................................     1,285       2,476        1,642
                                                          --------     -------     --------
                                                            (7,017)     (4,037)       5,313
                                                          --------     -------     --------
    Deferred tax expense (benefit):
      Federal...........................................    (4,448)      1,550      (10,006)
      State.............................................       (46)       (444)          95
                                                          --------     -------     --------
                                                            (4,494)      1,106       (9,911)
                                                          --------     -------     --------
              Total.....................................  $(11,511)    $(2,931)    $ (4,598)
                                                          --------     -------     --------
                                                          --------     -------     --------

                           UST CORP. AND SUBSIDIARIES

     The deferred tax provisions (benefit) consisted of the following:

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1993        1992       1991
                                                                 -------     ------     -------
                                                                        ($ IN THOUSANDS)
Provision for loan losses for tax purposes less than book
  provision....................................................  $(5,250)    $   (9)    $(5,993)
Investment tax credit..........................................   (2,602)
Net operating losses...........................................   (1,700)
Tax deductions associated with leverage leases deferred for
  book.........................................................   (1,316)       (65)      3,359
Alternative minimum tax credit.................................   (1,284)                (1,741)
Book writedowns or OREO, not deductible for tax................     (507)      (460)     (1,943)
Depreciation for books in excess of tax........................     (185)      (506)       (283)
Deferred compensation benefits (expenses) not recognized for
  tax..........................................................     (115)       518         (58)
Loss on adjustment of loan basis to market value for tax.......    7,390
Nondeductible accruals.........................................      782       (761)       (270)
Security recoveries (writedowns) recognized for book, not for
  tax..........................................................      354      2,000      (2,172)
Gains (losses) relating to securitization program recognized
  for book not for tax.........................................                 300        (364)
Other losses (gains) deferred for book, not for tax............                 162        (716)
Other, net.....................................................      (61)       (73)        270
                                                                 -------     ------     -------
                                                                 $(4,494)    $1,106     $(9,911)
                                                                 -------     ------     -------
                                                                 -------     ------     -------

     At December 31, 1993 and 1992, cumulative deferred income tax benefits amounting to $10,911,000 and $6,177,000 were included in the balance sheet as other assets. Additionally, at December 31, 1993 and December 31, 1992 there were tax refund receivables of $9,549,000 and $7,400,000, respectively, included in other assets (in thousands):

     The components of the net deferred tax asset at December 31, 1993 were as follows:

    Book provision for loan losses in excess of tax...........................  $ 26,253
    Alternative minimum tax credit............................................     6,239
    Investment tax credits....................................................     3,809
    Book writedowns on foreclosed real estate, not deducted for tax...........     3,009
    Net operating losses......................................................     1,700
    Deferred compensation benefits not deducted for tax.......................     1,187
    Tax deductions on leveraged leases deferred for book......................   (19,185)
    Loan mark to market adjustment for tax....................................    (7,390)
    Securities mark to market adjustment deferred for tax.....................    (2,832)
    Tax basis in core deposits less than book.................................    (1,115)
    Pension expense deducted for tax not book.................................    (1,043)
    Cumulative tax depreciation in excess of book.............................      (781)
    Tax basis in partnership investment less than book........................      (597)
    Valuation allowance (state)...............................................      (538)
    Other.....................................................................     2,195
                                                                                --------
              Total deferred tax asset........................................  $ 10,911
                                                                                --------
                                                                                --------

                           UST CORP. AND SUBSIDIARIES

     The provisions for income taxes differ from the amounts computed by applying the U.S. statutory Federal tax rate of 35% in 1993 and 34% in prior years to income (loss) before income taxes, principally due to:
                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1993        1992        1991
                                                               --------     -------     -------
                                                                       ($ IN THOUSANDS)
                                                               --------------------------------
Tax benefit at statutory rate................................  $(11,326)    $(2,601)    $(4,265)
Increases (reductions) from:
  Tax-exempt income on investment securities and loans.......      (832)     (1,082)     (1,273)
  State income taxes, net of Federal income tax benefit......       818       1,340       1,147
  Low income housing credits.................................      (862)       (750)       (252)
  Other, net.................................................       691         162          45
                                                               --------     -------     -------
Tax benefit recorded.........................................  $(11,511)    $(2,931)    $(4,598)
                                                               ========     =======     =======

(13) CAPITAL AND REGULATORY AGREEMENTS

     On June 2, 1993 the Company sold 500,000 shares of its unregistered common stock in a private placement for a cash price of $3,750,000. Substantially all of the net proceeds of that placement were used to repay principal on the Company's long-term debt. On August 12, 1993, the Company sold 2.87 million shares of its common stock in a European offering. These shares were placed with more than sixty institutional investors and the offering was made under Regulation S of the United States Securities and Exchange Commission. Net proceeds of this placement were approximately $21 million after expenses.

     The Company and its banking subsidiaries' ability to pay dividends is subject to certain limitations imposed by statutes of the Commonwealth of Massachusetts and the State of Connecticut, and limitations imposed by bank and bank holding company regulators. Massachusetts statutes restrict the amount of dividends payable by banks to be the balance of their undivided profits, net of any amount transferred to capital in excess of par value. In the case of Connecticut law, the limit is undivided profits plus reserve for loan losses. In any event, it is not likely that bank and bank holding company regulators would allow an institution to dividend any amounts which would reduce that institution's capital to below the minimum capital requirement in effect at that time.

     The Company and its two Massachusetts-based banking subsidiaries, United States Trust Company ("USTC") and USTrust, have signed written agreements with the FRB, FDIC and the Banking Commissioner of the Commonwealth of Massachusetts ("Massachusetts Commissioner"). In accordance with the agreements the Company has agreed not to pay any dividends to stockholders, nor take any dividends from its banking subsidiaries, without prior regulatory approval. Similarly, the banking subsidiaries have agreed to refrain from transferring funds in the form of dividends to the Company without prior regulatory approval. In 1993, the Company and USTC received approval from the appropriate regulators such that USTC was allowed to transfer $5,250,000 in dividends to the Company. These proceeds were then contributed as equity to USTrust and the Company's Connecticut banking subsidiary, UST Bank/Connecticut ("UST/Conn"). The banks also agreed to, among other matters, maintain a Tier 1 leverage capital ratio at or in excess of 6% beginning in February 1993. Tier 1 leverage capital ratio is defined by the Company's Federal regulators to be essentially stockholders' equity, less intangible assets, divided by total average assets, less intangible assets. In February 1994, the FDIC and the Massachusetts Commissioner terminated and lifted the Consent Agreement and Order with USTC. Despite the termination of its Regulatory Agreement, USTC has agreed to continue to request regulatory consent prior to the payment of dividends.

     UST/Conn is under a Stipulation and Agreement with the Banking Commissioner of the State of Connecticut. In accordance with the agreement, the bank, among other matters, must maintain a Tier 1 leverage capital ratio of 6%. Based on average total assets, at December 31, 1993, the Tier 1 leverage capital

                           UST CORP. AND SUBSIDIARIES
ratio was 23.75% for United States Trust Company, 6.49% for USTrust, and 6.21% for UST Bank/Connecticut.

     Additionally, the Company agreed to maintain its capital at levels consistent with the FRB's Capital Adequacy Guidelines. At December 31, 1993, based on period-end assets the Company's consolidated Tier 1 leverage capital ratio was 6.96% compared with 6.21% at December 31, 1992. Based on average total assets, this ratio was 7.06% at December 31, 1993.

(14) RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Company's banking subsidiaries have granted loans to certain of the Company's directors and executive officers. All such transactions are made on substantially the same terms as those prevailing at the same time for individuals not affiliated with the Company and its subsidiaries and do not involve more than the normal risk of collectibility. At December 31, 1993, none of these transactions were on nonaccrual status, nor did they involve delinquent or restructured loans. However, at December 31, 1993 loans to a Director of the Company or to his affiliated companies in the amount of approximately $25 million were characterized as Substandard, in the Company's internal risk rating profile. Under the Company's definition, Substandard assets are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. However, the Substandard classification does not imply ultimate loss for each individual asset so classified. Subsequent to December 31, 1993, $6.4 million of these loans were repaid. See Footnote 15 hereunder.

     An analysis of loans outstanding in excess of $60,000 to directors and officers related to the foregoing entities at December 31, 1993 is as follows:
                                                                   ($ IN THOUSANDS)
                                                                   ----------------
            Balance, December 31, 1992...........................      $ 62,284
            Additions............................................           945
            Repayments...........................................       (12,796)
            Other reductions.....................................        (5,936)
                                                                       --------
            Balance, December 31, 1993...........................      $ 44,497
                                                                       ========

(15) COMMITMENTS AND CONTINGENCIES

     Lease commitments for certain premises expire at various dates through
2012. At December 31, 1993, minimum rental commitments for noncancelable leases are as follows:
                                                                   ($ IN THOUSANDS)
                                                                   ----------------
            1994.................................................      $  4,031
            1995.................................................         3,955
            1996.................................................         3,654
            1997.................................................         3,520
            1998.................................................         1,852
            thereafter...........................................         2,976
                                                                       --------
                      Total......................................      $ 19,988
                                                                       ========

     Rent expense for the years ended December 1993, 1992 and 1991 was $3,932,074, $4,432,156 and $4,179,740, respectively.

     In the ordinary course of business, the Company and its subsidiaries become defendants in a variety of judicial and administrative proceedings. In the opinion of management there is no proceeding pending, or to

                           UST CORP. AND SUBSIDIARIES
the knowledge of management threatened, which in the event of an adverse decision, would be likely to result in a material adverse change in the financial condition or results of operations of the Company and its subsidiaries.

POTENTIAL REGULATORY SANCTIONS

     Certain apparent and inadvertent violations of the insider lending provisions (and related lending limit provisions) of Regulation O of the FRB related to extensions of credit by USTrust to Director Francis X. Messina have led the FDIC to require that corrective action be taken and to advise USTrust orally that the FDIC may consider the imposition of civil money penalties with respect to such matters. No FDIC representative has suggested to USTrust or the Company that there was any willful or intentional misconduct on the part of USTrust, Director Messina or USTrust's other institution-affiliated parties in connection with these matters. See Note 14 to Consolidated Financial Statements.

     To address these issues, USTrust and Director Messina have undertaken a program to reduce the aggregate balance of Mr. Messina's outstanding loans from USTrust and to improve the collateral support for the remaining outstanding loan balance. The elements of this program have been communicated to and reviewed by the FDIC. In furtherance of the program since late 1993, the outstanding principal of the aggregate loans to Director Messina and his related interests has been reduced by more than $11 million from approximately $30 million to less than $19 million, and such loans are now below all applicable lending limits. To date, the Company has incurred no losses with respect to any of these loans, although they are characterized as "Substandard" in the Company's internal risk rating profile, and all such loans are current as to both principal and interest.

     There has been no further action taken by any bank regulatory agency to date. The FDIC has the authority to levy civil money penalties of various amounts for violations of law or regulations, orders and written conditions and agreements, which, depending upon the nature and severity of the violations, may be, in situations where conduct has been egregious, as high as $1 million per day for the period during which such violation continues. In connection with the apparent violations described above, the FDIC has the authority to impose penalties on any of USTrust, its Board of Directors, officers of the Bank, Director Messina personally, "institution-affiliated parties" of USTrust or any combination thereof.

     While it is not possible to predict with certainty the probability of penalties being assessed, the person or persons upon whom any penalty would be assessed or the amounts of any such penalties, were they to be assessed, management of the Company believes that it is unlikely that this matter will have a material adverse effect on its financial condition or results of operations. Consequently, no provision in respect of penalties has been made in the Company's Consolidated Financial Statements.

(16) FINANCIAL INSTRUMENTS WITH ON-AND OFF-BALANCE-SHEET RISK

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extent credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, credit risk in excess of the amount contained in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument or commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                           UST CORP. AND SUBSIDIARIES

     The Company generally requires collateral or other security to support financial instruments with
credit risk.
                                                                      CONTRACT OR NOTIONAL AMOUNT
                                                                     -----------------------------
                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1993             1992
                                                                     ------------     ------------
                                                                           ($ IN THOUSANDS)
Financial instruments whose contract amount represents credit risk:
  Commitments to extend credit.....................................    $268,000         $258,000
  Standby letters of credit and financial guarantees written.......      63,000           71,000
  Commercial letters of credit.....................................       3,000            5,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract during its term. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon and, in fact, have a maturity of less than one year, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. Of the total commitments to extend credit, approximately $31 million and $33 million were secured by real estate at December 31, 1993 and 1992, respectively.

     The amount of collateral obtained is based on management's evaluation of the credit risk. Collateral held on commitments and loans varies but may include cash, accounts receivable, inventory, property, plant and equipment.

     Standby and commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of, or payment by, a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral to support these commitments including (but not limited to) cash, accounts receivables, inventory, property plant and equipment. The extent of collateral held for those commitments varies from zero to one hundred percent. Of the total standby and commercial letters of credit, approximately $4 million and $13 million were secured by real estate at December 31, 1993 and 1992, respectively.

     The Company's primary loan market is the New England region. Most of the loans outstanding are from eastern Massachusetts and a substantial portion of these loans are various types of real estate loans; still others have real estate as additional collateral. Over 90% of the Company's outstanding commercial and real estate loans are collateralized.

     The Company's securities portfolio consists largely of mortgage-backed securities. These securities carry prepayment risk due to the fact that prevailing interest rates could continue to decline. Under such circumstances an unusually high percentage of homeowners may choose to refinance their first mortgages to take advantage of these lower rates with the result that, under the Company's accounting policy, adjustments reducing gross unamortized premiums would be required. See Note (1), Securities and Trading Account Policies.

                           UST CORP. AND SUBSIDIARIES

(17) PARENT COMPANY FINANCIAL INFORMATION

     Summarized information relative to the balance sheets at December 31, 1993 and 1992 and statements of income and cash flows for the three years in the period ended December 31, 1993 of UST Corp. are presented as follows. All dividend income in the periods shown below are from banking subsidiaries:

                     BALANCE SHEETS -- PARENT COMPANY ONLY

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1993         1992
                                                                         --------     --------
                                                                           ($ IN THOUSANDS)
Assets:
  Investment in banking subsidiaries...................................  $143,719     $159,305
  Investment in nonbanking subsidiaries................................        46           45
  Excess funds and other investments...................................    21,050
  Premises, furniture and equipment, net...............................        72           75
  Other assets.........................................................     6,797        7,465
                                                                         --------     --------
          Total assets.................................................  $171,684     $166,890
                                                                         ========     ========
Liabilities and Stockholders' Investment:
  Borrowings...........................................................  $ 12,786     $ 17,107
  Other liabilities....................................................     6,079        5,903
  Stockholders' investment.............................................   152,819      143,880
                                                                         --------     --------
          Total liabilities and stockholders' investment...............  $171,684     $166,890
                                                                         ========     ========


                  STATEMENTS OF INCOME -- PARENT COMPANY ONLY
                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1993        1992        1991
                                                               --------     -------     -------
                                                                       ($ IN THOUSANDS)
Dividend income..............................................  $  5,250                 $ 2,250
Undistributed equity in net loss of subsidiaries.............   (24,065)    $(4,219)     (9,880)
Other income.................................................       292         902         857
                                                               --------     -------     -------
                                                                (18,523)     (3,317)     (6,773)
Expenses.....................................................     1,577       1,404       1,174
                                                               --------     -------     -------
     Net loss................................................  $(20,100)    $(4,721)    $(7,947)
                                                               ========     =======     =======

                           UST CORP. AND SUBSIDIARIES

                STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1993        1992        1991
                                                               --------     -------     -------
                                                                       ($ IN THOUSANDS)
Cash flows from operating activities:
  Net loss...................................................  $(20,100)    $(4,721)    $(7,947)
  Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
     Depreciation and amortization...........................       447         447         125
     Amortization of gain on sale............................                              (488)
     Undistributed losses of affiliates......................    24,065       4,219       9,880
     Gain on sale of securities..............................                    (8)       (581)
     (Increase) decrease in other assets.....................      (338)        837      (2,309)
     Increase (decrease) in other liabilities................     1,543      (2,122)        979
                                                               --------     -------     -------
          Net cash provided (used) by operating activities...     5,617      (1,348)       (341)
Cash flows provided (used) by investing activities:
  Sale of investment securities..............................    26,700       4,791       1,349
  Purchase of investment securities..........................   (47,750)     (4,700)
  Loans repaid by affiliates.................................                10,450       2,300
  Equity contributed to affiliates...........................    (5,250)     (6,261)       (884)
                                                               --------     -------     -------
          Net cash provided (used) by investing activities...   (26,300)      4,280       2,765
Cash flows provided (used) by financing activities:
  Repayment of borrowings....................................    (4,000)     (4,000)
  Proceeds from issuance of common stock, net................    23,677       1,652       2,103
  Dividends paid.............................................                            (4,131)
                                                               --------     -------     -------
          Net cash provided (used) by financing activities...    19,677      (2,348)     (2,028)
  Net increase (decrease) in cash and cash equivalents.......    (1,006)        584         396
  Cash and cash equivalents beginning of year................     3,275       2,691       2,295
                                                               --------     -------     -------
                                                               --------     -------     -------
  Cash and cash equivalents end of year......................  $  2,269     $ 3,275     $ 2,691
                                                               --------     -------     -------
                                                               --------     -------     -------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest................................................  $  1,415     $ 1,753     $ 1,740
                                                               --------     -------     -------
                                                               --------     -------     -------
     Income taxes............................................               $   180     $   921
                                                                            -------     -------
                                                                            -------     -------

     Cash dividends paid to the Company in 1993 by bank subsidiaries totaled $5,250,000. There were no cash dividends paid to the Company in 1992. In 1991 the amount was $2,250,000. No cash dividends were paid to the Company by other subsidiaries in these years.

(18) FINANCIAL INSTRUMENTS

     In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 is effective for fiscal years ending after December 15, 1992. SFAS 107 requires disclosure of the fair market value of financial instruments, whether assets, liabilities or off-balance sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Fair value estimates which were derived from discounted cash flows or

                           UST CORP. AND SUBSIDIARIES
broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

CASH AND DUE FROM BANKS, EXCESS FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS

     For these short-term instruments the carrying amount is a reasonable estimate of fair value.

INVESTMENT PORTFOLIO AND SECURITIES HELD FOR SALE

     For marketable securities fair values are based on quoted market prices or dealer quotes. Nonmarketable investment securities are valued at cost.

LOANS

     For certain homogenous categories of loans, such as residential mortgages and home equity loans, fair value is estimated based on broker quotes on sales of similar loans. The fair value of fixed rate loans was estimated by discounting anticipated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of performing variable rate loans is the same as the book value at the reporting date because the loans reprice when the market changes.

DEPOSIT LIABILITIES

     The fair value of noncertificate deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the anticipated future cash payments using the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS

     For these short-term instruments the carrying amount is a reasonable estimate of fair value.

OTHER BORROWINGS

     The fair value of other borrowings were determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

COMMITMENTS TO EXTEND CREDIT/SELL LOANS

     The great majority of commitments, standby letters of credit and commercial letters of credit are short term in nature and therefore have been valued at their carrying amount.

VALUES NOT DETERMINED

     SFAS No. 107 excludes certain assets from its disclosure requirements including real estate included in banking premises and equipment, and the intangible value inherent in the Company's deposit relationships (i.e., core deposits). Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Company.

                           UST CORP. AND SUBSIDIARIES

     The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1993 and 1992 are as follows:
                                                           1993                      1992
                                                  -----------------------   -----------------------
                                                   CARRYING       FAIR       CARRYING       FAIR
                                                    AMOUNT       VALUE        AMOUNT       VALUE
                                                  ----------   ----------   ----------   ----------
                                                                  ($ IN THOUSANDS)
Financial instrument assets:
  Cash and due from banks.......................  $   90,198   $   90,198   $  116,529   $  116,529
  Securities....................................     473,909      473,909      476,765      483,910
  Excess funds sold to banks and other
     short-term investments.....................      96,647       96,647        1,341        1,341
  Loans, net....................................   1,255,032    1,268,576    1,420,474    1,433,192
Financial instrument liabilities:
  Deposits
     Demand.....................................  $  373,793   $  373,793   $  422,056   $  422,056
     Savings....................................     491,566      491,566      472,385      472,385
     Money market...............................     323,979      323,979      385,305      385,305
     Time.......................................     451,460      457,075      512,185      517,378
     Short-term borrowings......................     226,268      226,268      202,051      202,051
     Other borrowings...........................      14,286       15,362       18,607       19,359
Unrecognized financial instruments:
  Commitments to extend credit..................  $  268,000   $  268,000   $  258,000   $  258,000
  Standby letters of credit and financial
     guarantees written.........................      63,000       63,000       71,000       71,000
  Commercial letters of credit..................       3,000        3,000        5,000        5,000

(19) CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           FOR YEAR ENDED                          FOR YEAR ENDED
                                                         DECEMBER 31, 1993                        DECEMBER 31, 1992
                                               --------------------------------------   -------------------------------------
                                               FOURTH     THIRD     SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                                               QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                               -------   -------   --------   -------   -------   -------   -------   -------
                                                                 ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income............................... $34,013   $35,210   $ 35,410   $35,995   $35,836   $39,645   $41,172   $40,371
Interest expense..............................  10,862    11,725      12,229   13,128    13,887    16,051    18,568    20,464
Net interest income...........................  23,151    23,485      23,181   22,867    21,949    23,594    22,604    19,907
Provision for loan losses.....................   3,175     8,050      42,650   10,383    13,450    14,722     5,695     8,026
Net interest income (loss) after provision for
  loan losses.................................  19,976    15,435     (19,469)  12,484     8,499     8,872    16,909    11,881
Noninterest income............................   7,247     8,078       8,857   12,541     7,894    18,076     8,334     8,055
Noninterest expense...........................  25,149    20,656      27,887   23,818    26,749    25,405    24,476    19,542
Income tax expense (benefit)..................     540       834     (13,567)     (68)   (4,231)    1,166       248      (114)
Net income (loss).............................   1,534     2,023     (24,932)   1,275    (6,125)      377       519       508
Earnings (loss) per share.....................  $  .09    $  .12    $  (1.76)  $  .09    $ (.44)   $  .03    $  .04    $  .04

     As shown above, the Company recorded high provisions for loan losses in the second quarter of 1993 and third and fourth quarters of 1992. Provisions for loan loss are recorded as necessary in order to maintain an adequate reserve for loan loss based upon the Company's methodology for quantifying the risk inherent in the loan portfolio.

     Toward the end of the second quarter of 1993, management changed its strategy regarding troubled credit situations. While the change would result in the handling of these situations in an expeditious manner, it was

                           UST CORP. AND SUBSIDIARIES
recognized that the up-front costs of these workouts would increase. As a result, the reserve for loan losses was increased by $19.8 million during the second quarter. To achieve the higher reserve level, the Company recorded a $42.7 million provision for loan losses in the second quarter. Included in that amount was a special provision of $30 million. This special provision was management's estimate of the additional losses to be incurred from the strategic change referred to above and the continued sluggish economic climate and losses occurring during the remainder of 1993 on these and other credits.

     An increase in nonaccruals in the third quarter of 1992 was a major factor in the increased provisions for the last two quarters of 1992. In the third quarter of 1992, the Company achieved gains on sale of securities of $10.8 million, which was a significant factor in the results for that quarter. Noninterest income decreased after the first quarter of 1993 due primarily to a decrease in gains on sale of securities. Noninterest expense increased or decreased over the quarters presented due primarily to increases or decreases in the writedowns to fair value of foreclosed real estate properties.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   -- NONE --

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE POLICY COMMITTEE

     In 1987, the Board of Directors of the Company created an Executive Policy Committee which is the primary management forum of the Company for all strategic and policy decisions. All decisions of the Executive Policy Committee are subject to the review and approval of the Board of Directors of the Company. The Executive Policy Committee has been directed by the Board of Directors to make recommendations to the Board concerning adoption of policies, strategies and programs concerning the following, among other matters: (a) acquisitions and dispositions of corporate entities, assets and/or investments; (b) the issuance of equity and/or debt; (c) engaging in new business activities; (d) the hiring, termination, training and motivation of senior management; (e) the development of marketing programs concerning financial services; (f) improvements to operations, service delivery and implementation of procedures for cost control,
(g) improvements to the financial reporting and financial controls systems; (h) improvements to the business information systems; and (i) improvements concerning risk management and legal and regulatory compliance programs. As of March 25, 1994, there were 11 members of the Executive Policy Committee. The members of the Committee are identified and the background of each Committee member is set forth below under "Executive Officers."

EXECUTIVE OFFICERS

     The names and ages of the executive officers of the Company and each executive officer's position with the Company and its subsidiaries are listed below. Each such executive officer is elected annually by the Directors of the Company (or the Directors of the applicable subsidiary of the Company) and serves until his or her successor is duly chosen and qualified or until his or her earlier death, removal or disqualification.

                                              POSITIONS AND OFFICES WITH THE COMPANY
                                   (AND/OR WHERE APPROPRIATE, POSITION WITH ONE OF THE COMPANY'S
           NAME (AGE)                                      SUBSIDIARIES)
- ---------------------------------  -------------------------------------------------------------
*Neal F. Finnegan (56)...........  President and Chief Executive Officer and Director of the
                                   Company
 William Schwartz (61)...........  Chairman of the Company and Vice Chairman of the Board of
                                   Directors of the Company
 Paul M. Siskind (79)............  Chairman of the Board of Directors of the Company
*Walter E. Huskins, Jr. (54).....  Executive Vice President/Administration of the Company
*Domenic Colasacco (45)..........  Executive Vice President of the Company and Chairman and
                                   President of USTC
*Eric R. Fischer (48)............  Executive Vice President, General Counsel and Clerk of the
                                   Company and Executive Vice President, General Counsel and
                                   Secretary of USTrust and USTC
*William C. Brooks (57)..........  Senior Vice President, Treasurer, and Chief Financial Officer
                                   of the Company
*Linda J. Lerner (49)............  Senior Vice President/Human Resources of the Company
*Theodore M. Shediac (54)........  Chairman of the Board, USTrust
*Kathie S. Stevens (43)..........  Executive Vice President and Senior Lending Officer, USTrust
*Kenneth L. Sullivan (57)........  President, UST Data Services Corp.
*Robert T. McAlear (51)..........  Vice Chairman, USTrust
*Katherine C. Armstrong (48).....  Senior Vice President/Credit Administration of the Company
 George T. Clarke (47)...........  Vice President and Controller of the Company
 P. Clarke Dwyer (62)............  Senior Vice President/Loan Review of the Company

- ---------------
* Member, Executive Policy Committee

     The following sets forth the principal occupation during the past five years of each of the executive of officers of the Company.

     Mr. Finnegan has served as President and Chief Executive Officer of the Company since April 1993. During the prior five years, Mr. Finnegan was Executive Vice President in charge of Private Banking at Bankers Trust Company, New York, New York. From 1986 to 1988, Mr. Finnegan was President and Chief Operating Officer of Bowery Savings Bank in New York City. From 1982 to 1986 he was Vice Chairman of Shawmut Corporation in Boston. Mr. Finnegan also serves as Vice Chairman of the Board of Trustees of Northeastern University. Mr. Finnegan is also a Director and President of USTrust and a Director and Chairman of the Executive Committee of USTC.

     Mr. Schwartz has served as Chairman of the Company since April 1993. Mr. Schwartz has been Vice Chairman of the Board of Directors of the Company since 1981. Mr. Schwartz is Vice President/Academic Affairs at Yeshiva University and is of counsel to the New York law firm of Cadwalader, Wickersham & Taft. Mr. Schwartz formerly served as Dean of Boston University School of Law.

     Mr. Siskind has served as Chairman of the Board of the Company since 1967. He was Chief Operating Officer of the Company from 1976 through 1984 and General Counsel of the Company in 1984 and 1985. From 1966 through 1976, Mr. Siskind served as Dean of Boston University School of Law.

     Mr. Huskins was elected Executive Vice President/Administration of the Company in August 1993. Mr. Huskins is also responsible for the leasing and retail banking activities of the Company. Prior to joining the Company, Mr. Huskins served as President, Sterling Protection Company, Watertown, MA (security systems) from 1990 to 1993 and as Vice Chairman of Chancellor Corporation, Boston, MA (leasing) from 1977 to 1989.

     Mr. Colasacco was elected Executive Vice President and a Director of the Company in 1990. In 1993, he was also elected Chairman of the Board and President of USTC. Prior to that time, he served as an Executive Vice President of USTC. He also directs the asset management and investment activities of the Company and its subsidiaries. Mr. Colasacco has been an officer of the Company or of one of its subsidiaries since 1974.

     Mr. Fischer was elected Executive Vice President, General Counsel and Clerk of the Company in 1992. Prior to 1992, he served as Senior Vice President, General Counsel and Assistant Clerk of the Company. Before joining the Company in 1986. he served as Assistant General Counsel of Bank of Boston Corporation and its principal subsidiary, The First National Bank of Boston. Mr. Fischer is, and has been since 1984, a member of the faculty of the Morin Center for Banking Law Studies of Boston University School of Law. He also serves as Executive Vice President, General Counsel and Secretary of USTC and USTrust, as a Director and Clerk of UST Leasing Corporation, as Clerk of UST Data Services Corp. and UST Capital Corp. and as Assistant Secretary of UST Bank/Connecticut.

     Mr. Brooks has been a Senior Vice President of the Company since 1984 and Treasurer since 1980. He is Chairman of the Asset and Liability Management Committee of the Company. In addition. he serves as a Director of UST Data Services Corp. and as a Director and Treasurer of UST Leasing Corporation. Mr. Brooks has been an officer of the Company since 1967.

     Ms. Lerner has served as Senior Vice President of the Company since she joined the Company in 1988. She directs the Human Resources activities of the Company. Prior to her joining the Company, Ms. Lerner served in a similar capacity for the Provident institution for Savings in Boston.

     Mr. Shediac was elected Chairman of the Board of USTrust in 1993. Prior to that time, he served as President of USTrust. His primary responsibilities involve of the retail banking operations of the Company's banking subsidiaries. Mr. Shediac has been an officer of the Company or its subsidiaries since 1980.

     Ms. Stevens was elected Executive Vice President and Senior Lending Officer of USTrust in 1993. Since joining the Company in 1985 and until 1993, Ms. Stevens served in the commercial banking function of USTC as Senior Vice President from 1985 through 1990 and as Executive Vice President from 1990 until 1993.

     Mr. Sullivan has served as President of UST Data Services Corp. since he joined the Company in 1988. In that capacity, he has responsibility for the data processing and information systems of the Company as well as for its operations activities. Prior to 1988, Mr. Sullivan served as Executive Vice President of Operations with BayBanks Systems, Inc. in Waltham, MA.

     Mr. McAlear has served as Vice Chairman of USTrust since he joined the Company in 1990. His primary responsibilities involve the supervision of the controlled loan and real estate lending and workout functions of USTrust and the Company Prior to 1990, Mr. McAlear served as an Executive Vice President in the lending area of the Bank of New England.

     Ms. Armstrong was named Senior Vice President/Credit Administration of USTrust in February 1994. She has served in the credit administration and credit risk control functions of USTrust since she joined the Company in 1985. Ms. Armstrong is the Chairman of the Senior Credit Committee of the Company and USTrust.

     Mr. Clarke has served as Vice President and Controller of the Company since 1988. Prior to joining the Company, Mr. Clarke was Deputy Comptroller of The First National Bank of Boston.

     Mr. Dwyer was elected Senior Vice President/Chief Loan Review Officer of the Company in August 1993. Prior to joining the Company, Mr. Dwyer served as Senior Vice President/Loan Workout at First New Hampshire Bank, Manchester, NH, from 1990 through mid-1993. Prior to 1990, Mr. Dwyer was Senior Vice President of Corporate Credit Review at Shawmut Bank, N.A. in Boston, MA.

     There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an executive officer.

     Other than the information provided in the preceding paragraph, this item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1993, the close of its fiscal year. The additional information required by this item is incorporated by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

     This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1993, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1993, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive Officers and Directors are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Company believes that, during 1993, all such filing requirements applicable to its executive officers and directors were complied with by such individuals.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1993, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS. FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a) List the following documents filed as part of this report:

     1. All financial statements

        UST Corp. and Subsidiaries

        See Index to Financial Statements on page 31.

     2. Financial statement schedules required to be filed by Item 8 of Form 10-K and by Item 14(d)

        None (Information included in Financial Statements).

     3. Exhibits required to be filed by Item 501 of Regulation S-K and by Item 13(c)

         (3) Articles: By-Laws

              3(a) Articles of Organization of the Company as amended to date.
             **

              3(b) By-laws of the Company as amended to date.**

       (4) Instruments defining the rights of security holders, including indentures:

            4(a) Specimen of the Company's Common Stock Certificate. (Exhibit
                 4.1 to Registrant's Registration Statement No. 2-67787 on Form S-1.)**

             4(b) Description of rights of the holders of the Company's Common
                  Stock (Appearing on Page 76 of Registrant's Registration Statement No. 33-11118 on Form S-4).**

             4(c) Note Agreement, dated August 8, 1986, between the Company **
                  and holders of the Company's 8.5% Senior Notes Due August 1, 1996. (Exhibit 4(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.)**

       (10) Material Contracts

            10(a) Deferred Compensation Program, as amended to June 16, 1992.
                  (Exhibit to Form 10-K for year ended December 31, 1992)**

            10(b) Incentive Stock Option Plan, as amended to May 15, 1990.
                  (Exhibit to Form 10-K for year ended December 31, 1992)**

            l0(c) Pension Plan, as amended to January 1, 1990. (Exhibit to Form
                  10-K for year ended December 31, 1991)**

            10(d) Employee Stock Ownership Plan, as amended to January 1, 1991.
                  (Exhibit to Form 10-K for year ended December 31, 1991)**

            10(e) Profit-Sharing Plan, as amended to January 1, 1991. (Exhibit to Form 10-K for year ended December 31, 1991)**

            10(f) Stock Compensation Plan, (Registration Statement Nos. 33-54390
                  and 2-77803)**

            10(g) Dividend Reinvestment Plan, as amended. (Exhibit to
                  Registration Statement No. 33-38836 on Form S-3.)**

            10(h) Directors Stock Option Plan (Exhibit to Form 10-K for year ended December 31, 1989)**

            10(i) Purchase Agreement, dated as of June 1, 1993, between the
                  Company and Kidder, Peabody Group, Inc. related to the private placement of 500,000 shares of UST Corp. Common Stock. (Exhibit to Form 8-K for quarter ended June 30, 1993)**

            10(j) Registration Rights Agreement, dated as of June 1, 1993, between the Company and Kidder, Peabody Group, Inc. related to the private placement of 500,000 shares of UST Corp. Common Stock. (Exhibit to Form 8-K for quarter ended June 30, 1993)**

            10(k) Employment Agreement, dated as of April 20, 1993, between the
                  Company and Neal F. Finnegan, President and Chief Executive Officer of the Company. (Exhibit to Form 8-K dated March 25,
                  1993)**

            10(1) Placing Agreement, dated July 28, 1993, between the Company and Fox-Pitt Kelton N.V., relating to the placement overseas of 2,870,000 shares of the Company's Common Stock. (Exhibit to Form 10-Q for quarter ended September 30, 1993)**

            10(m) Transition Agreement, dated as of June 30, 1993, between the
                  Company and James V. Sidell, former President and Chief Executive Officer of the Company. (Exhibit to Form 10-Q for quarter ended September 30, 1993)**

            10(n) Separation Agreement dated August 16, 1993 between the Company and Robert G. Truslow, former President of the Company's wholly-owned subsidiary, USTrust. (Exhibit to Form 10-Q for quarter ended September 30, 1993)**

            10(o) Separation Agreement dated September 20, 1993 between the
                  Company Frank A. Morse, former President of the Company's wholly-owned subsidiary UST Bank/Connecticut. (Exhibit to Form 10-Q for quarter ended September 30, 1993)**

       (11) Statement re: computation of per share earnings (See Note 1 to Financial Statements.)*

       (21) Subsidiaries of the Registrant*

       (23) Consent of Arthur Andersen & Co.*
- ---------------
 * Filed herewith
** Filed as part of a previous Commission filing and incorporated herein by reference.

(b) Reports on Form 8-K

     Reports on Form 8-K or Form 8-K/A were filed by the Company on March 25, 1993 (UST Corp. Press Release naming new Chief Executive Officer); April 21, 1993 (Holding Company Director Falcone renounces claim against USTrust and
USTC); July 16, 1993 (UST Corp. Press Release announcing loan loss provision and second quarter loss); and March 18, 1994 (filing of the Company's financial statements as of December 31, 1993).

(c) Exhibits being filed

     See Exhibit Index

(d) Financial Statement Schedules included in Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST CORP.

By  s/  NEAL F. FINNEGAN                         By  s/  WILLIAM C. BROOKS
- ---------------------------------------------    ---------------------------------------------
   Neal F. Finnegan                              William C. Brooks,
   President and                                 Senior Vice President and Treasurer
   Chief Executive Officer                       (Principal Financial Officer and
   (Principal Executive Officer)                 Principal Accounting Officer)

Date  March 15, 1994                             Date  March 15, 1994
  -------------------------------------------    ---------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/  JAMES M. BREINER                             s/  WALLACE M. HASELTON
- ---------------------------------------------    ---------------------------------------------
James M. Breiner, Director                       Wallace M. Haselton, Director
Date  March 15, 1994                             Date  March 15, 1994
s/  DOMENIC COLASACCO                            s/  FRANCIS X. MESSINA
- ---------------------------------------------    ---------------------------------------------
Domenic Colasacco, Director and                  Francis X. Messina, Director
Executive Vice President
Date  March 15, 1994                             Date  March 15, 1994
s/  ROBERT L. CULVER                             s/  GERALD M. RIDGE
- ---------------------------------------------    ---------------------------------------------
Robert L. Culver, Director                       Gerald M. Ridge, Director
Date  March 15, 1994                             Date  March 15, 1994
s/  LOUIS T. FALCONE
- ---------------------------------------------    ---------------------------------------------
Louis T. Falcone, Director                       William Schwartz, Director
                                                 Chairman of the Company and
                                                 Vice Chairman of the Board
Date  March 15, 1994                             Date  March 15, 1994
s/  NEAL F. FINNEGAN                             s/  SAMUEL B. SHELDON
- ---------------------------------------------    ---------------------------------------------
Neal F. Finnegan, Director,                      Samuel B. Sheldon, Director
President and Chief Executive Officer
Date  March 15, 1994                             Date  March 15, 1994

s/  WALTER A. GULESERIAN                         s/  JAMES V. SIDELL
- ---------------------------------------------    ---------------------------------------------
Walter A. Guleserian, Director                   James V. Sidell, Director
Date  March 15, 1994                             Date  March 15, 1994
s/  PAUL M. SISKIND                              s/  PAUL D. SLATER
- ---------------------------------------------    ---------------------------------------------
Paul M. Siskind, Director and                    Paul D. Slater, Director
Chairman of the Board
Date  March 15, 1994                             Date  March 15, 1994
s/  MICHAEL J. VERROCHI
- ---------------------------------------------
Michael J. Verrochi, Director
Date  March 15, 1994