Form 10-Q
period 1994-03-31
UST CORP
filed 1994-05-16
CIK 316901

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1994                         COMMISSION FILE #0-9623

                            ------------------------

                                   UST CORP.
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                    04-2436093
       (State or other jurisdiction of                        (I.R.S. employer
       incorporation or organization)                      identification number)

                                40 COURT STREET,
                          BOSTON, MASSACHUSETTS 02108
                    (Address of principal executive offices)
                                 (617) 726-7000
              (Registrant's telephone number, including area code)

                                   NO CHANGE
(Former name, former address and former fiscal year, if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/     No  / /

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At April 30, 1994, there were issued and outstanding 17,359,905 shares of common stock, par value $0.625 per share.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           UST CORP. AND SUBSIDIARIES
                               TABLE OF CONTENTS

PART I:       FINANCIAL INFORMATION.

Item 1.       Financial Statements

     Consolidated unaudited financial statements of UST Corp. and Subsidiaries for the quarter ended March 31, 1994:

                                                                                         PAGE
                                                                                         -----
              Consolidated Balance Sheets..............................................     1
              Consolidated Statements of Income........................................     2
              Consolidated Statements of Cash Flows....................................     3
              Notes to Consolidated Financial Statements...............................     4
Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................  5-13

PART II.      OTHER INFORMATION:
Item 1.       Legal Proceedings........................................................    14
Item 5.       Other Information........................................................    14
Item 6.       Exhibits and Reports on Form 8-K.........................................    15
              Signatures...............................................................    15

                        PART I.   FINANCIAL INFORMATION

                           UST CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   MARCH 31,    DECEMBER 31,
                                                                     1994          1993
                                                                  ----------   -------------
ASSETS
Cash, due from banks and interest-bearing deposits..............  $  111,516     $   90,198
Excess funds sold to banks and other short-term investments.....      31,155         96,647
Securities available-for-sale:
     Mortgage-backed securities.................................     230,623        263,435
     U.S. Treasury, corporate notes, and other..................     297,167        210,474
                                                                  ----------     ----------
          Total securities available-for-sale...................     527,790        473,909
Loans:
     Loans -- net of unearned discount of $4,936 in 1994 and
       $7,026 in 1993...........................................   1,287,899      1,338,807
     Reserve for loan losses (Note 2)...........................     (60,931)       (62,547)
                                                                  ----------     ----------
                                                                   1,226,968      1,276,260
Premises, furniture and equipment, net..........................      31,851         32,661
Goodwill........................................................       2,161          2,192
Other real estate owned.........................................      16,190         19,468
Other assets....................................................      62,458         52,931
                                                                  ----------     ----------
          TOTAL ASSETS..........................................  $2,010,089     $2,044,266
                                                                  ----------     ----------
                                                                  ----------     ----------
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
Demand:
     Noninterest bearing........................................  $  320,465     $  373,793
     Interest bearing...........................................     163,764        170,642
Savings:
     Money market...............................................     303,841        323,979
     Other......................................................     325,218        320,924
Time:
     Certificates of deposit over $100 thousand.................      69,741         72,911
     Other......................................................     365,843        378,549
                                                                  ----------     ----------
          Total deposits........................................   1,548,872      1,640,798
Short-term borrowings...........................................     212,174        226,268
Other borrowings................................................      14,286         14,286
Other liabilities...............................................      88,829         10,095
Commitments and contingencies (Note 3)
Stockholders' investment:
     Preferred stock $1 par value; Authorized -- 4,000,000
       shares; Outstanding -- None;
     Common stock $.625 par value; Authorized -- 30,000,000
       shares; Outstanding -- 17,333,833 and 17,304,795 shares
       in 1994 and 1993, respectively...........................      10,834         10,815
     Additional paid-in capital.................................      69,872         69,694
     Retained earnings..........................................      69,440         68,437
     Unrealized gain (loss) on securities available-for-sale,
       net of tax...............................................      (4,756)         3,335
     Deferred compensation, net.................................         538            538
                                                                  ----------     ----------
          Total stockholders' investment........................     145,928        152,819
                                                                  ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            INVESTMENT..........................................  $2,010,089     $2,044,266
                                                                  ----------     ----------
                                                                  ----------     ----------


  The accompanying notes are an integral part of these consolidated financial statements.

                           UST CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          QUARTER ENDED MARCH 31,
                                                                          -----------------------
                                                                           1994            1993
                                                                          -------         -------
Interest income:
     Interest and fees on loans....................................       $24,517         $28,039
     Interest and dividends on securities:
          Taxable..................................................         6,721           7,819
          Nontaxable...............................................            51              72
          Dividends................................................            36              41
     Income on overnight funds and deposits........................           562              22
                                                                          -------         -------
               Total interest income...............................        31,887          35,993
                                                                          -------         -------
Interest expense:
     Interest on deposits..........................................         8,453          10,929
     Interest on short-term borrowings.............................         1,307           1,767
     Interest on other borrowings..................................           322             432
                                                                          -------         -------
               Total interest expense..............................        10,082          13,128
                                                                          -------         -------
     Net interest income...........................................        21,805          22,865
Provision for loan losses..........................................         5,450          10,383
                                                                          -------         -------
                                                                           16,355          12,482
                                                                          -------         -------
Noninterest income:
     Asset management fees.........................................         4,312           4,658
     Service charges on deposit accounts...........................         1,234           1,381
     Gain on sale of securities, net...............................            23           3,543
     Corporate services income.....................................         1,186           1,120
     Other.........................................................         1,145           1,839
                                                                          -------         -------
               Total noninterest income............................         7,900          12,541
                                                                          -------         -------
Noninterest expense:
     Salary and employee benefits..................................        10,202           9,276
     Net occupancy expense.........................................         2,376           2,035
     Credit card processing expense................................           930             893
     Deposit insurance assessment..................................         1,174           1,319
     Foreclosed asset and workout expense..........................         2,592           5,759
     Other.........................................................         5,325           4,536
                                                                          -------         -------
               Total noninterest expense...........................        22,599          23,818
                                                                          -------         -------
Income before income taxes.........................................         1,656           1,205
     Income tax provision..........................................           653             681
                                                                          -------         -------
Net income before change in accounting method......................         1,003             524
Cumulative effect of change in method of accounting for income
 taxes (Note 4).........................................................                      750
                                                                          -------         -------
Net income.........................................................       $ 1,003         $ 1,274
                                                                          -------         -------
                                                                          -------         -------
Per Share Data:
     Net income....................................................       $   .06         $   .09
     Cash dividends declared.......................................         --              --
Weighted average number of common shares (Note 5)..................    17,774,092      14,318,739

  The accompanying notes are an integral part of these consolidated financial statements.


                           UST CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                   QUARTER ENDED MARCH 31,
                                                                 ---------------------------
                                                                   1994              1993
                                                                 ---------         ---------
Cash flows from operating activities:
     Net income..............................................    $   1,003         $   1,274
     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Cumulative effect of change in accounting method...                           (750)
          Provision for loan losses..........................        5,450            10,383
          Depreciation and amortization......................        1,514             1,331
          Amortization of gain on sale/leaseback.............          (96)              (96)
          Amortization of security premiums, net.............          126               697
          Gain on sale of securities available-for-sale,
            net..............................................          (23)           (3,543)
          (Gain)/loss on sale of other real estate owned,
            net..............................................         (294)            1,154
          Writedowns of other real estate owned..............        1,354             4,446
          Deferred income tax benefit........................                         (1,431)
          Increase (decrease) in accruals and other, net.....       74,925            (4,872)
                                                                 ---------         ---------
Net cash provided by operating activities....................       83,959             8,593

Cash flows provided by investing activities:
     Proceeds from securities available-for-sale.............       38,398           161,383
     Purchases of securities available-for-sale..............     (106,363)          (80,001)
     Net decrease in short-term investments..................       65,492               281
     Net loans paid..........................................       43,408            20,958
     Sale of other real estate owned.........................        2,655             4,017
     Purchases of premises and equipment.....................         (362)             (225)
                                                                 ---------         ---------
Net cash provided by investing activities....................       43,228           106,413

Cash flows used by financing activities:
     Net decrease in nontime deposits........................      (76,050)         (136,613)
     Net payments on certificates of deposit.................      (15,876)          (29,557)
     Net (payments) proceeds on short-term borrowings........      (14,094)           22,006
     Issuance of common stock for cash, net..................          151                85
                                                                 ---------         ---------
Net cash used by financing activities........................     (105,869)         (144,079)
                                                                 ---------         ---------
     Increase (decrease) in cash and cash equivalents........       21,318           (29,073)
     Cash and cash equivalents at beginning of year..........       90,198           116,529
                                                                 ---------         ---------
     Cash and cash equivalents at end of period..............    $ 111,516         $  87,456
                                                                 ---------         ---------
                                                                 ---------         ---------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest...........................................    $   9,710         $  13,154
                                                                 ---------         ---------
                                                                 ---------         ---------
          Income taxes.......................................    $   1,374         $     676
                                                                 ---------         ---------
                                                                 ---------         ---------
Noncash transactions:
     Transfers from investment to securities held for sale...                      $      81
                                                                                   ---------
                                                                                   ---------
     Transfers from loans to other real estate owned.........    $   1,512         $   7,908
                                                                 ---------         ---------
                                                                 ---------         ---------
     Financed OREO sales.....................................    $   1,078         $   5,213
                                                                 ---------         ---------
                                                                 ---------         ---------
     Stock issuance..........................................    $      46
                                                                 ---------
                                                                 ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                           UST CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified to conform to current classifications. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. All such adjustments were of a normal recurring nature, except as disclosed herein. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1993. The results of operations for the three-month period ended March 31, 1994 are not necessarily indicative of the results of operations for the full year or any other interim period.

NOTE 2:

     Analysis of the reserve for loan losses for the three months ended March
31, 1994 and 1993 follows:

                                                                   1994      1993
                                                                  -------   -------
                                                                   ($ IN THOUSANDS)
          Balance at beginning of period........................  $62,547   $50,126
          Loans charged off.....................................  (8,012 )  (6,274 )
          Recoveries on loans previously charged off............     946       832
                                                                  -------   -------
          Net chargeoffs........................................  (7,066 )  (5,442 )
          Provided from operations..............................   5,450    10,383
                                                                  -------   -------
          Balance at end of period..............................  $60,931   $55,067
                                                                  -------   -------
                                                                  -------   -------

     The reserve for loan loss is based on an established, systematic method which analyzes the size and risk of the loan portfolio on a monthly basis. See "Credit Quality and Reserve for Loan Loss" in Management's Discussion and Analysis of Financial Condition in this Form 10-Q. The increase in the first quarter of 1993 resulted from a higher level of nonaccrual loans in March 1993 from February 1993 and an overall slower rate of decline over the first quarter of 1993 compared with previous quarters. The lower level of nonperforming assets due to paydowns and chargeoffs, and related decline in substandard loans, resulted in a loan loss provision of $5.4 million for the first quarter of 1994 compared with $10.4 million for the same period of 1993.

NOTE 3:

     At March 31, 1994, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                                         AMOUNT
                                                                    ----------------
                                                                    ($ IN THOUSANDS)
          Commitments to extend credit............................      $270,000
          Standby letters of credit and financial guarantees......        64,000
          Commercial letters of credit............................         2,000

NOTE 4:

     Cumulative effect of accounting change: See Income Taxes on pages 13 of Management's Discussion and Analysis of Financial Condition and Results of Operations for relevant information.

NOTE 5:

     The weighted average number of common shares for calculating earnings per share includes shares related to the directors deferred compensation plan and dilutive options totaling 452,527 at March 31, 1994 and 270,528 at March 31, 1993.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                     FINANCIAL CONDITION AT MARCH 31, 1994

INTRODUCTION

     The Company's primary loan market, the New England region, continues to experience an uneven and slow recovery from the weak economic environment of 1990 to 1993. This climate has contributed to the decline in commercial and residential real estate values, although there is recent evidence that these values are stabilizing. Generally, real estate prices and activity have both improved from extremely depressed levels. Specifically, in the Commonwealth of Massachusetts, home sales and home construction are both rising due to the prevailing low mortgage rates, although this growth may slow as a result of the recent increase in rates by the Federal Reserve Board. The harsh economic environment over the last few years has adversely affected both the net worth of certain borrowing customers of the Company's subsidiary banks and the Company's collateral position with respect to certain loans. Massachusetts has seen both an exodus and failure of a number of businesses and unemployment continues to remain high although somewhat lower than experienced during the 1990 to 1993 period. While there have been pockets of growth, they have been sluggish, and the forecast is for small increases in the overall job market with some industries increasing modestly and others not at all.

     The foregoing factors continued to influence the Company's financial results for the first quarter of 1994, particularly in the areas of provision for loan losses and expenses related to foreclosed asset and workout expense, and may continue to influence future results.

     The recent rapid rise in interest rates is likely to have a positive impact on interest margins; however, securities holdings have and will depreciate in value. The unrealized loss on securities available-for-sale will be reported as a reduction in shareholders' equity. Moreover, the recent rise in interest rates could adversely affect the cash flow on some real estate loans.

     Management of the Company has identified the reduction of the aggregate amount of nonperforming and classified assets as a high priority. Management is assessing its alternatives with a view to implementing the most effective means of achieving such a reduction, which could include a further acceleration of the Company's strategy to handle problem credits expeditiously (including the possibility of bulk sales). The specific alternatives selected by management could be affected by the adoption of proposed regulations covering standards for safety and soundness at banks and bank holding companies, which, if adopted in their present form, would in effect require the Company to reduce its current level of "classified assets" (as defined in those regulations). At March 31, 1994 the Company's "classified assets" under the proposed regulations would have been approximately $238 million, while the maximum amount permitted at that date under the proposed regulations would have been $207 million. Management believes that the steps that may be taken to achieve this objective could have a material adverse effect on the Company's results of operations over the short term, but does not anticipate a material adverse effect on a long-term basis.

     This discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Form 10-K for 1993. Certain previous year numbers have been reclassified to conform with the 1994 presentation.

ASSETS

     Total assets at March 31, 1994 were $2.0 billion which is essentially unchanged from December 31, 1993. The Company's loan portfolio decreased by 4%, or $51 million, at March 31, 1994. The decrease is primarily due to the continued weak demand in the Company's market area consistent with the economic conditions noted above, along with repayments as noted in the Statement of Cash Flows and increased competition for the small to middle market customers. Another factor in the reduction of the portfolio was the chargeoffs of certain credits. See "Credit Quality and Reserve for Loan Loss" on pages 7-8 of this Form 10-Q.

     Securities available-for-sale totaled $528 million at March 31, 1994, compared with $474 million at December 31, 1993, an increase of 11%. This increase is due primarily to the addition of short-term U.S. Treasury securities. At March 31, 1994, securities available-for-sale consisted primarily of mortgage-backed securities, U.S. Treasury and Agency securities, and corporate notes.

     On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), issued by the Financial Accounting Standards Board. This Standard deals with the classification of all debt securities and equity securities that have a ready market. According to SFAS 115, these securities must be classified as either held-to-maturity, available-for-sale, or trading and are reported at either amortized cost or fair value, depending upon the classification. At both March 31, 1994 and December 31, 1993, all securities in the Company's portfolio were classified as available-for-sale. The application of SFAS 115 resulted in a decrease of $8.1 million to stockholders' equity, between December 31, 1993 and March 31, 1994, representing the change from an unrealized gain in the portfolio of $3.3 million after tax at December 31, 1993 to an unrealized loss of $4.8 million after tax at March 31, 1994. The decline reflects the rapid increase in interest rates in the first quarter of 1994 and corresponding decline in market prices for bonds. The increase in rates continued subsequent to quarter end, with the effect that stockholder equity was reduced an additional $6.1 million, relating to unrealized losses.

LIQUIDITY AND FUNDING

     Liquidity is defined as a Company's ability to fulfill its existing and anticipated financial obligations. It is provided either through the maturity or sale of an entity's assets, such as loans and securities, liability sources such as increased deposits and purchased or borrowed funds, or access to the capital markets.

     At March 31, 1994, liquidity, which includes excess cash, excess funds sold and unpledged securities, totaled approximately $315 million, or 16% of quarter-end assets, virtually unchanged from December 31, 1993.

     The funds needed to support the Company's loan and securities portfolios are provided primarily by UST Corp.'s retail deposits, which are relatively low cost and account for 75% of total deposits. Total deposits decreased $91.9 million, or 5.6%, since December 31, 1993. Approximately 42% of the decline occurred in savings and time deposits as the average yield has fallen from 2.91% for the fourth quarter of 1993 to 2.71% for the first quarter of 1994, although the rate of decline slowed late in the first quarter of 1994. Generally, investors are increasingly utilizing mutual funds and other nonbank vehicles to obtain higher rates of return. Demand deposits declined $53.3 million due primarily to seasonal fluctuations.

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents increased by approximately $21.3 million during the three-month period ended March 31, 1994. Cash provided by operations resulted largely from net interest income from loans and securities and an increase in accruals. Net cash provided by investing activities was due principally to the net decreases in short-term investments and loans through repayment and was reduced by $68 million due to excess securities purchases over proceeds from sale of securities and the net difference of noninterest expense over noninterest income. Net cash used for financing activities was primarily the result of the aforementioned decreases in both nontime deposits and certificates of deposit.

     At March 31, 1994, the parent company had $4.1 million in cash and $20.0 million in U.S. Treasury securities available-for-sale. This balance is due primarily to the sale of $2.87 million shares of the Company's common stock to more than sixty institutional investors in a European offering made under Regulation S of the United States Securities and Exchange Commission on August 12, 1993. Subsequent to March 31, 1994 these securities were sold and the proceeds invested in interest-bearing deposits.

     Separately, during the first quarter of 1994, United States Trust Company, a subsidiary bank, received approval from the appropriate regulators to dividend $1.0 million to the Company. That total, plus an additional $1.0 million from the parent company, was contributed as capital to the Company's Connecticut banking subsidiary, UST Bank/Connecticut ("UST/Conn").

     The following table summarizes the Company's GAP position at March 31, 1994. Seventy percent of the loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Securities and Demand
Deposits are categorized according to their expected lives. They are evaluated in conjunction with the Company's asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk, loan growth and similar factors. The reserve for loan losses is included in the "Over 1 Year" category of loans. At March 31, 1994, the one-year cumulative GAP position was slightly positive at $20 million, or approximately 1.0% of total assets.

                                                       INTEREST SENSITIVITY PERIODS
                                        -----------------------------------------------------------
                                        0-30 DAYS   31-90 DAYS   91-365 DAYS   OVER 1 YEAR   TOTAL
                                        ---------   ----------   -----------   -----------   ------
Loans.................................     $893        $ 28          $ 88          $218      $1,227
Short-term investments................       52                                                  52
Securities............................                   18            69           441         528
Other assets..........................       10           1            10           182         203
                                           ----        ----          ----          ----      ------
Total assets..........................      955          47           167           841       2,010
Interest-bearing deposits.............      692          86           153           298       1,229
Borrowed funds........................      212                         6             8         226
Demand deposits.......................                                              320         320
Other liabilities and stockholders'
  equity..............................                                              235         235
                                           ----        ----          ----          ----      ------
Total liabilities and equity..........     $904        $ 86          $159          $861      $2,010
                                           ----        ----          ----          ----      ------
GAP for period........................     $ 51        $(39)         $ (8)         $(20)
                                           ----        ----          ----          ----
                                           ----        ----          ----          ----
Cumulative GAP........................     $ 51        $ 12          $ 20          $  0
                                           ----        ----          ----          ----
                                           ----        ----          ----          ----
As a percent of total assets..........     2.54%        .60%         1.00%
                                           ----        ----          ----
                                           ----        ----          ----

CREDIT QUALITY AND RESERVE FOR LOAN LOSS

     The Company maintains a reserve for loan losses to reduce the carrying value of its loans to an amount estimated to be collectible. Adequacy of the reserve for loan losses is determined using an established, systematic methodology which analyzes the size and risk of the loan portfolio on a monthly basis. Factors in this analysis include past loan loss experience and asset quality, as reflected by trends of delinquent, nonaccrual and restructured loans and the Company's credit risk rating profile. The Company's credit risk rating profile uses categories of risk based on those currently used by its primary regulators while accuracy of the ratings is monitored by an ongoing evaluation by the Company's Loan Review Department. Consideration is also given to the current and expected economic conditions and in particular how such conditions affect the types of credits in the portfolio and the market area in general.

     The Company's reserve for loan losses was $60.9 million at March 31, 1994. This compares with $62.5 million at December 31, 1993, and $55.1 million at March 31, 1993. It represents 4.7% of loans at both March 31, 1994 and December 31, 1993. At March 31, 1993 it represented 3.8% of loans. It also represents 125% of nonaccrual loans at March 31, 1994 compared with 127% at December 31, 1993 and 65% at March 31, 1993. The reserve for loan losses constitutes 80.5% of all nonperforming loans, which includes nonaccrual loans and loans past due 90 days and still accruing, and restructured loans. This compares with 68.5% at December 31, 1993 and 49.5% at March 31, 1993. The total provision for loan losses was $5.4 million for the first quarter of 1994 compared with $10.4 million for the same period in 1993. Net chargeoffs were $7.1 million in the first quarter of 1994 compared with $5.4 million from the first quarter of 1993.

     The following table measures the Company's performance regarding some key indicators of asset quality:

                                                            MARCH 31,     DECEMBER 31,     MARCH 31,
                                                              1994            1993           1993
                                                            ---------     ------------     ---------
                                                                        ($ IN MILLIONS)
    Nonperforming assets:
         Nonaccrual loans................................     $48.7          $ 49.3          $ 85.2
         Accruing loans 90 days or more past due.........       1.3              .6              .6
         Other real estate and automobiles owned
           (including in-substance foreclosure)..........      16.2            19.5            36.2
         Restructured loans..............................      25.8            41.5            25.4
                                                              -----          ------          ------
              Total nonperforming assets.................     $91.9          $110.8          $147.4
                                                              -----          ------          ------
                                                              -----          ------          ------
    Reserve for loan losses..............................     $60.9          $ 62.5          $ 55.1
    Net chargeoffs.......................................     $ 7.1          $ 51.8**        $  5.4
    Ratios:
         Reserve to nonaccrual loans.....................     125.2%          127.0%           64.6%
         Reserve to total of nonaccrual loans and
           accruing loans 90 days or more past due.......     121.9%          125.5%           64.2%
         Reserve to total of nonaccrual loans, accruing
           loans 90 days or more past due and
           restructured loans............................      80.5%           68.5%           49.5%
         Reserve to period-end loans.....................       4.7%            4.7%            3.8%
         Nonaccrual loans to period-end loans............       3.8%            3.7%            5.9%
         Nonaccrual and accruing loans over 90 days past
           due to period-end loans.......................       3.9%            3.8%            6.0%
         Nonperforming assets to period-end loans, OREO,
           and automobiles owned.........................       7.1%            8.3%           10.0%
         Nonperforming assets to total assets............       4.6%            5.4%            7.3%
         Net chargeoffs to average loans.................       2.2%*           3.6%**          1.5%*

- ---------------
 * Quarter annualized

** Full year 1993

     Toward the end of the second quarter of 1993, a strategy was adopted which recognized that many troubled credit situations would need to be handled in an expeditious manner (including the possibility of bulk sales) in order to reduce the management and staff involvement and, in some cases, carrying costs of these workouts. This would allow the Company's resources to be redirected toward new business. It would increase the up-front cost of the workouts, however.

     As a result of the Company's change in strategy, net chargeoffs increased as noted above, for the first quarter of March 31, 1994 compared to the same period in 1993. These chargeoffs and the decline in restructured loans, in turn, resulted in a further decrease in nonperforming assets. Nonperforming assets have declined $18.9 million, or 17%, since December 31, 1993 to $91.9 million. Nonperforming assets have declined $55.5 million, or 38% from the first quarter of 1993. The lower level of nonperforming assets, and related decline in substandard loans, resulted in a loan loss provision of $5.4 million for the first quarter of 1994 compared with $10.4 million for the same period in 1993.

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

CAPITAL AND REGULATORY AGREEMENTS

     There are three capital requirements which bank and bank holding companies must meet. Two requirements take into consideration risk inherent in investments, loans and other assets for both on-balance and off-balance sheet items on a weighted basis ("risk-based assets"). Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital as defined in the regulations divided by risk-based assets) of 4% and 8%, respectively. Tier 1 capital is essentially shareholders' equity, net of intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The Company's risk-based assets were $1.59 billion at March 31, 1994 and $1.64 billion at December 31, 1993.

     The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of intangibles. It requires a minimum of 3% for the highest rated institutions and higher percentages for others.

     At March 31, 1994 and December 31, 1993, the Company's ratios and the regulatory minimum requirements applicable to the Company were:

                                                         MARCH 31, 1994      DECEMBER 31, 1993
                                                        -----------------    -----------------
                                                        AMOUNT    PERCENT    AMOUNT    PERCENT
                                                        ------    -------    ------    -------
                                                                   ($ IN MILLIONS)
Tier 1 capital:
     Actual...........................................  $143.2     9.00%     $141.7     8.68%
     Minimum required*................................  $63.6      4.00%     $65.3      4.00%
Total (Tier 1 and Tier 2) capital:
     Actual...........................................  $165.5    10.69%     $164.5    10.35%
     Minimum required*................................  $124.0     8.00%     $130.6     8.00%
Tier 1 leverage capital:*.............................  $143.2     7.29%     $141.7     7.06%

- ---------------

     Per current regulatory guidelines, capital ratios have been calculated excluding the impact of SFAS 115 and the recording of the unrealized gain/loss on securities available-for-sale per current regulatory instructions.

     The Company understands that a modification to current regulations for regulatory capital calculations, is under consideration which would disallow the lesser of the amount of deferred tax assets that are dependent upon future taxable income exceeding one year or 10% of Tier 1 capital. If adopted, Tier 1, Total capital, and Tier 1 leverage capital ratios at March 31, 1994 would be 8.91%, 10.59%, and 7.21%, respectively.

     The Company further understands that a new proposal by the FDIC would reduce capital by the unrealized loss resulting from SFAS 115. This proposal has not been put forth by the Federal Reserve Board, the Holding Company's primary regulator. However, if adopted, Tier 1, total capital and Tier 1, leverage capital ratios at March 31, 1994 would be 8.70%, 10.38%, 7.04%, respectively.

* See discussion below concerning capital requirements for the Company's banking subsidiaries resulting from regulatory agreements.

     In February 1992, the Company's two Massachusetts-based banking subsidiaries, United States Trust Company ("USTC") and USTrust, each entered into a Consent Agreement and Order with the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Banks in the Commonwealth of Massachusetts ("Massachusetts Commissioner"). In accordance with these agreements, the banks agreed to, among other things, maintain a Tier 1 leverage capital ratio at or in excess of 6% by February 1993. At March 31, 1994 the Tier 1 leverage capital ratio of USTrust was 6.72% and was 27.69% for USTC. This compares with 6.49 and 23.75%, respectively, at December 31, 1993. In February 1994 the FDIC and the Massachusetts Commissioner terminated and lifted the Consent Agreement and Order with USTC.

     Since June 1991, the Company's Connecticut-based banking subsidiary, UST Bank/Connecticut ("UST/Conn") has been operating under a Stipulation and Agreement with the Commissioner of Banks for the State of Connecticut. This agreement was amended in August 1992 and November 1993 and requires

UST/Conn to maintain a 6% Tier 1 leverage capital ratio. UST/Conn Tier 1 leverage capital ratio at March 31, 1994 was 6.44% compared with 6.21% at December 31, 1993. Subsequent to the close of the quarter, regulators for UST/Conn required that a portion of its deferred tax asset not be included in capital calculations. This had the effect of causing UST/Conn to be below the 6% requirement, which was rectified promptly with the declaration of a dividend subject to regulatory approval to UST/Conn by the Company.

     Effective August 3, 1992, UST Corp. entered into a written agreement with the Federal Reserve Bank of Boston and the Massachusetts Commissioner which requires the Company to maintain Tier 1, Total risk-based and Tier 1 leverage capital ratios which conform to the Capital Adequacy Guidelines of the Board of Governors of the Federal Reserve Board, and which take into account the current and future capital requirements of the subsidiary banks, without specifying a numeric minimum for the Tier 1 leverage capital ratio. The Company believes its ratios meet the required minimums.

     Additionally, per these agreements, the Company has agreed not to pay any dividends to stockholders, nor take any dividends from its banking subsidiaries, without prior regulatory approval. Similarly, the banking subsidiaries have agreed to refrain from transferring funds in the form of dividends to the Company without prior regulatory approval.

     Except as noted above, the Company and each of its subsidiary banks is currently in compliance with its respective capital requirements under these regulatory agreements. The Company and each of its subsidiary banks is also in satisfactory compliance with the other terms of the respective regulatory agreements, except with respect to the issues related to Director Francis X. Messina described under Item 1 -- Recent Developments -- Potential Regulatory Sanctions, in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993. As discussed in Part II, Item 1 below, the Company believes it is unlikely that the matter will have a material adverse effect on the Company's financial condition or results of operations.

     Even though in February 1994, the FDIC and Massachusetts Commissioner terminated and lifted the Consent Agreement and Order with USTC, USTC has agreed to continue to request regulatory consent prior to the payment of dividends.

                             RESULTS OF OPERATIONS

COMPARISON OF 1994 WITH 1993

     The Company reported net income of $1.0 million, or $.06 per share, in the first quarter of 1994 compared with net income of $1.3 million, or $.09 per share, for the same period in 1993. The results for the first three months of 1993 include a one-time tax benefit of $750 thousand resulting from the implementation of SFAS No. 109, "Accounting for Income Taxes" in January 1993. The results for the first quarter of 1994 reflect declines in net interest income and noninterest income from the first quarter of 1993, which were more than offset by a lower loan loss provision and decreases in foreclosed asset and workout expense.

     The Company's net interest income on a fully taxable equivalent basis was $22 million in the first quarter of 1994 compared with $23.4 million in the fourth quarter of 1993 and $23.1 million for the same period in 1993. The Company's interest rate spread and margin declined from the fourth quarter of 1993, and was slightly less than the first quarter of 1993. This trend is the result of a decline in the volume of loans and the continuing low rate environment, causing a decrease in loan income. See "Net Interest Income Analysis" below. Although rising interest rates may improve the Company's interest rate spread and margin, and while the Company is positioned to benefit from a rising rate environment, a continued decline in the volume of higher yielding interest earning assets may not allow net interest income to stabilize.

                 RETURN ON AVERAGE EQUITY -- COMPONENT ANALYSIS

                                                                       QUARTER ENDED
                                                                         MARCH 31,
                                                                    -------------------
                                                                     1994         1993
                                                                    ------       ------
        Net interest income...................................       57.28%       62.87%
        Provision for loan losses.............................      (14.32)      (28.55)
                                                                    ------       ------
        Net interest income after provision for loan losses...       42.96        34.32
        Noninterest income....................................       20.75        34.48
        Noninterest expense...................................      (59.36)      (65.49)
                                                                    ------       ------
        Income before income tax..............................        4.35         3.31
        Income tax provision..................................        1.72         1.87
                                                                    ------       ------
        Income before change in accounting method.............        2.63         1.44
        Cumulative effect of change in method of accounting
          for income taxes....................................                     2.06
        Net income............................................        2.63%        3.50%

     The Company defines core earnings as pretax income before foreclosed asset expense, securities gains, and other nonrecurring income and expense items. Management believes that core earnings are a useful measure of a bank's ability to withstand the adverse effects of nonperforming assets. The following table reflects the Company's core earnings components on a comparative basis.

                                                                       QUARTER ENDED
                                                                         MARCH 31,
                                                                    -------------------
                                                                     1994         1993
                                                                    ------       ------
                                                                      ($ IN MILLIONS)
        Pretax income (loss)..................................       $1.66        $1.21
        Add back:
             Foreclosed asset expense.........................        1.96         5.37
             Securities gains.................................        (.02)       (3.54)
             Other nonrecurring (income)/expense items, net...         .48         (.04)
                                                                     -----        -----
        Core earnings.........................................       $4.08        $3.00
                                                                     -----        -----
                                                                     -----        -----

NET INTEREST INCOME ANALYSIS

     Decreases continue to occur in the cost of the Company's interest-bearing liabilities although the rate of decline slowed late in the first quarter of 1994. Specifically, the cost of interest-bearing funds declined to 2.79% for the first quarter of 1994 compared with 2.93% for the fourth quarter of 1993 and 3.25% for the first quarter of 1993. Although average interest-bearing deposits have decreased $89 million from the first quarter of 1993, average loans outstanding have declined $139 million. This decrease in loans was the primary reason net interest income declined $1.1 million on a fully taxable basis. Due to this, the interest rate spread and margin both decreased when compared with the fourth quarter of 1993 and the first quarter of 1993. The spread in the first quarter of 1994 was 4.25% compared with 4.44% for the fourth quarter of 1993 and 4.30% for the first quarter of 1993. The margin was 4.80% in the first quarter of 1994 compared with 5.03% in the fourth quarter of 1993 and 4.82% in the first quarter of 1993. See "Financial Condition" above for a discussion regarding loan and deposit decreases.

     The following tables attribute changes in interest income, interest expense and the related net interest income for the quarter ended March 31, 1994 when compared with the quarter ended March 31, 1993, either to changes in average balances or to changes in average rates on interest-bearing assets and liabilities. In this table, changes attributable to both rate and volume are allocated on a weighted basis.

                                                                    INCREASE (DECREASE) FROM
                                                                  QUARTER ENDED MARCH 31, 1993
                                                                  -----------------------------
                                                                               AMOUNTS DUE TO
                                                      QUARTER                    CHANGES IN
                                                     MARCH 31,     TOTAL     ------------------
                                                       1994       CHANGE     VOLUME      RATE
                                                     ---------    -------    -------    -------
                                                                  ($ IN THOUSANDS)
Interest income:
     Interest and fees on loans*..................    $24,721     $(3,552)   $(2,656)   $ (896)
     Interest and dividends on securities:
          Taxable.................................      6,731     (1,096)      (169)      (927)
          Nontaxable*.............................        114        (42)       (42)
          Income on overnight funds and
            deposits..............................        562        540        540
                                                     ---------    -------    -------    -------
               Total interest income*.............     32,128     (4,150)    (2,327)    (1,823)
                                                     ---------    -------    -------    -------
Interest expense:
     Interest on deposits.........................      8,453     (2,476)      (696)    (1,780)
     Interest on short-term borrowings............      1,327       (485)      (376)      (109)
     Interest on other borrowings.................        302        (84)       (90)         6
                                                     ---------    -------    -------    -------
               Total interest expense.............     10,082     (3,045)    (1,162)    (1,883)
                                                     ---------    -------    -------    -------
Net interest income*..............................    $22,046     $(1,105)   $(1,165)   $   60
                                                     ---------    -------    -------    -------
                                                     ---------    -------    -------    -------

- ---------------

* Fully taxable equivalent at the Federal income tax rate of 35% and includes applicable state taxes net of Federal benefit.

NONINTEREST INCOME

     Total noninterest income decreased $4.6 million in the first quarter of 1994 compared with the same period in 1993. The decrease was primarily due to a decline in securities gains from $3.5 million to $23 thousand in 1994. Sales of securities decreased in the first quarter of 1994 compared with the first quarter of 1993. The larger amount of sales in 1993 was in response to a $166 million, or 9%, decrease in total deposits. Asset management fees were $4.3 million in the quarter, down slightly from the same period in 1993. This was due to a decline in the value of the assets under management, as a result of the negative returns in the stock and bond markets during the first quarter of 1994.

     Other noninterest income decreased $694 thousand in the first quarter of 1994 compared with the same period in 1993, and the following are the more significant reasons: Lease income decreased $388 thousand due to a decline in residuals on completed leases. Income from home equity loans purchased from the Resolution Trust Corporation at a substantial discount in late 1991 decreased $212 thousand compared with the same period in 1993. All other miscellaneous noninterest income declined $94 thousand.

NONINTEREST EXPENSE

     Total noninterest expense for the first quarter of 1994 decreased to $22.6 million from $23.8 million for the same period in 1993. Foreclosed asset and workout expense declined $3.2 million to $2.6 million in the quarter due to decreases in writedowns to fair value minus estimated costs to sell foreclosed real estate properties. As previously discussed under "Credit Quality and Reserve for Loan Loss," local economic or market conditions may prevent this reduction from continuing. Personnel-related costs increased $926 thousand due to additional staffing and merit increases. Net occupancy expense in the first quarter of 1994 includes a writedown of $300 thousand to market value on one of the Company's branch buildings which is being offered for sale. Other noninterest expense increased $789 thousand in the first quarter comparison. This was due in large part to an increase of $510 thousand in fees paid for consulting services on a number of planning and operational improvement initiatives and for consulting services by former Company executives.

Appraisal fees increased $266 thousand as the Company ordered new appraisals on a large number of collateral based loans. These increases were partially offset by a reduction in the Company's provision for litigation in 1994, due to the resolution of certain litigation in 1993. No provisions were made during the first quarter of 1994, while during the first quarter 1993, the provision totaled $150 thousand.

INCOME TAXES

     The Company had a tax provision of $653 thousand in the first quarter of 1994. This compares with a provision from operations of $681 million in the first quarter of 1993. The variations in operating income taxes are attributable to the level and composition of pretax income or loss.

     In February 1992 the Financial Accounting Standards Board (FASB) issued a new standard, SFAS No. 109 "Accounting for Income Taxes," a modification of SFAS No. 96, which changes the accounting for deferred income tax to the "liability method." The Company adopted SFAS No. 109 on January 1, 1993. This change increased net income $750 thousand in January 1993. This represented the cumulative effect of the new standard on the balance sheet.

     As of March 31, 1994, the Company had recorded deferred tax assets of approximately $10.5 million. Of that amount, approximately $3 million may be recovered against taxable income in carryback periods, and the remainder is expected to be realized against future taxable income. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets.

RECENT ACCOUNTING DEVELOPMENTS

     FASB has issued Statement No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual of a liability for all types of benefits paid to former or inactive employees after employment but before retirement. The Company has determined that this FASB statement will have no material effect on its financial statements. Adoption of the statement is required for fiscal years beginning after December 15, 1993.

     FASB has issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that all creditors value all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This statement would apply for fiscal years beginning after December 15, 1994. The effect on the Company's results of operations has not yet been determined.

                          PART II -- OTHER INFORMATION

     For the quarter ended March 31, 1994, Items 1-5 of Part II are either inapplicable or would elicit a response of "NONE" and therefore no reference thereto has been made herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS -- NONE.

     (b) REPORTS ON FORM 8-K. -- The Company filed a Current Report on Form 8-K/A (containing the Company's financial statements as of December 31, 1993) with the Commission on March 18, 1994. The foregoing Current Report on Form 8-K/A restated, corrected and amended on Form 8-K filed with the Commission on March 15, 1994.

                                   UST CORP.



Date     May 12, 1994                           By:..........................................
                                                              NEAL F. FINNEGAN
                                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER


Date     May 12, 1994                           By:..........................................
                                                              WILLIAM C. BROOKS
                                                    TREASURER AND CHIEF FINANCIAL OFFICER


Date     May 12, 1994                           By:..........................................
                                                              GEORGE T. CLARKE
                                                                 CONTROLLER

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS -- NONE.

     (b) REPORTS ON FORM 8-K. -- The Company filed a Current Report on Form 8-K/A (containing the Company's financial statements as of December 31, 1993) with the Commission on March 18, 1994. The foregoing Current Report on Form 8-K/A restated, corrected and amended a Current Report on Form 8-K filed with the Commission on March 15, 1994.

                                       UST CORP.

                                                              NEAL F. FINNEGAN
Date     May 16, 1994                           By:..........................................
                                                              NEAL F. FINNEGAN
                                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                                              WILLIAM C. BROOKS
Date     May 16, 1994                           By:..........................................
                                                              WILLIAM C. BROOKS
                                                    TREASURER AND CHIEF FINANCIAL OFFICER


                                                              GEORGE T. CLARKE
Date     May 16, 1994                           By:..........................................
                                                              GEORGE T. CLARKE
                                                                 CONTROLLER