Form 10-Q/A
period 1994-03-31
UST CORP
filed 1994-05-18
CIK 316901

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------



                             FORM 10-Q/A AMENDMENT #1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
        This first amendment on Form 10-Q/A has changes to pages 6, 8, 9, 14, and 15.  Pages 6, 8, 9 have been changed for typographical errors, page 14 was inadvertently omitted due to a transmission problem in the original filing of
Form 10-Q on May 16, 1994, and page 15 was changed to reflect today's date of
May 18, 1994.

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

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents increased by approximately $21.3 million during the three-month period ended March 31, 1994. Cash provided by operations resulted largely from net interest income from loans and securities, the net difference of noninterest expense over noninterest income, and an increase in accruals primarily related to payables for securities purchases. Net cash provided by investing activities was due principally to the net decreases in short-term investments and loans through repayment which was partially reduced by the excess of securities purchases over proceeds from securities. Net cash used for financing activities was primarily the result of the aforementioned decreases in both nontime deposits and certificates of deposit.
     At March 31, 1994, the parent company had $4.1 million in cash and $20.0 million in U.S. Treasury securities available-for-sale. This balance is due primarily to the sale of $2.87 million shares of the Company's common stock to more than sixty institutional investors in a European offering made under Regulation S of the United States Securities and Exchange Commission on August 12, 1993. Subsequent to March 31, 1994 these securities were sold and the proceeds invested in interest-bearing deposits.

     Separately, during the first quarter of 1994, United States Trust Company, a subsidiary bank, received approval from the appropriate regulators to dividend $1.0 million to the Company. That total, plus an additional $1.0 million from the parent company, was contributed as capital to the Company's Connecticut banking subsidiary, UST Bank/Connecticut ("UST/Conn").

INTEREST RATE RISK
     Volatility in interest rates requires the Company to manage interest rate risk. Interest rate risk arises from mismatches between the repricing or maturity characteristics of assets and the liabilities which fund them. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive ("positive GAP") and in time frames with more liabilities repricing than assets it is liability sensitive ("negative GAP"). Over a positive GAP time frame an institution will generally benefit from rising interest rates and over a negative GAP time frame will generally benefit from falling rates. Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity or approximately 18% of total assets. The Company manages its interest rate GAP by lengthening or shortening the maturity structure of the Company's securities portfolio. Currently the Company's interest rate GAP is positioned so that interest margins will benefit somewhat from a rise in short-term interest rates.

     The following table summarizes the Company's GAP position at March 31, 1994. Seventy percent of the loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Securities and Demand Deposits are categorized according to their expected lives. They are evaluated in conjunction with the Company's asset/liability management strategy and securities may be sold in response to changes in interest rates, prepayment risk, loan growth and similar factors. The reserve for loan losses is included in the "Over 1 Year" category of loans. At March 31, 1994, the one-year cumulative GAP position was slightly positive at $20 million, or approximately 1.0% of total assets.

                                                       INTEREST SENSITIVITY PERIODS
                                        -----------------------------------------------------------
                                        0-30 DAYS   31-90 DAYS   91-365 DAYS   OVER 1 YEAR   TOTAL
                                        ---------   ----------   -----------   -----------   ------
Loans.................................    $ 893        $ 28         $  88         $ 218      $1,227
Short-term investments................       52                                                  52
Securities............................                   18            69           441         528
Other assets..........................       10           1            10           182         203
                                        ---------   ----------   -----------   -----------   ------
Total assets..........................      955          47           167           841       2,010
Interest-bearing deposits.............      692          86           153           298       1,229
Borrowed funds........................      212                         6             8         226
Demand deposits.......................                                              320         320
Other liabilities and stockholders'
  equity..............................                                              235         235
                                        ---------   ----------   -----------   -----------   ------
Total liabilities and equity..........    $ 904        $ 86         $ 159         $ 861      $2,010
                                        ---------   ----------   -----------   -----------   ------
                                                                                             ------
GAP for period........................    $  51        $(39)        $   8         $ (20)
                                        ---------   ----------   -----------   -----------
                                        ---------   ----------   -----------   -----------
Cumulative GAP........................    $  51        $ 12         $  20         $   0
                                        ---------   ----------   -----------   -----------
                                        ---------   ----------   -----------   -----------
As a percent of total assets..........     2.54%        .60%         1.00%
                                        ---------   ----------   -----------
                                        ---------   ----------   -----------

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

     The following table measures the Company's performance regarding some key indicators of asset quality:
                                                            MARCH 31,     DECEMBER 31,     MARCH 31,
                                                              1994            1993           1993
                                                            ---------     ------------     ---------
                                                                        ($ IN MILLIONS)
    Nonperforming assets:
         Nonaccrual loans................................     $48.6          $ 49.3          $ 85.2
         Accruing loans 90 days or more past due.........       1.3              .5              .6
         Other real estate owned (OREO)..................      16.2            19.5            36.2
         Restructured loans..............................      25.8            41.5            25.4
                                                              -----          ------          ------
              Total nonperforming assets.................     $91.9          $110.8          $147.4
                                                              -----          ------          ------
                                                              -----          ------          ------
    Reserve for loan losses..............................     $60.9          $ 62.5          $ 55.1
    Net chargeoffs.......................................     $ 7.1          $ 51.8**        $  5.4
    OREO Reserve.........................................     $ 6.6          $  6.6          $  2.3
    Ratios:
         Reserve to nonaccrual loans.....................     125.2%          127.0%           64.6%
         Reserve to total of nonaccrual loans and
           accruing loans 90 days or more past due.......     121.9%          125.5%           64.2%
         Reserve to total of nonaccrual loans, accruing
           loans 90 days or more past due and
           restructured loans............................      80.5%           68.5%           49.5%
         Reserve to period-end loans.....................       4.7%            4.7%            3.8%
         Nonaccrual loans to period-end loans............       3.8%            3.7%            5.9%
         Nonaccrual and accruing loans over 90 days past
           due to period-end loans.......................       3.9%            3.8%            6.0%
         Nonperforming assets to period-end loans, OREO,
           and automobiles owned.........................       7.1%            8.3%           10.0%
         Nonperforming assets to total assets............       4.6%            5.4%            7.3%
         Net chargeoffs to average loans.................       2.2%*           3.7%**          1.5%*
         OREO Reserve to OREO............................      28.9%           25.2%            5.9%

- - ---------------
 * Quarter annualized
** Full year 1993

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

     As a result of the Company's continued implementation of this strategy, net chargeoffs increased as noted above, for the first quarter of March 31, 1994 compared to the same period in 1993. These chargeoffs and the decline in restructured loans, in turn, resulted in a further decrease in nonperforming assets. Nonperforming assets have declined $18.9 million, or 17%, since December 31, 1993 to $91.9 million. Nonperforming assets have declined $55.5 million due to paydowns and chargeoffs, or 38% from the first quarter of 1993. The lower level of nonperforming assets, and related decline in substandard loans, resulted in a loan loss provision of $5.4 million for the first quarter of 1994 compared with $10.4 million for the same period in 1993.

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

     At March 31, 1994 and December 31, 1993, the Company's ratios and the regulatory minimum requirements applicable to the Company were:
                                                         MARCH 31, 1994      DECEMBER 31, 1993
                                                        -----------------    -----------------
                                                        AMOUNT    PERCENT    AMOUNT    PERCENT
                                                        ------    -------    ------    -------
                                                                   ($ IN MILLIONS)
Tier 1 capital:
     Actual...........................................  $143.2     9.00%     $141.7     8.68%
     Minimum required*................................  $ 63.6     4.00%     $ 65.3     4.00%
Total (Tier 1 and Tier 2) capital:
     Actual...........................................  $165.5    10.69%     $164.5    10.35%
     Minimum required*................................  $124.0     8.00%     $130.6     8.00%
Tier 1 leverage capital:*.............................  $143.2     7.29%     $141.7     7.06%

- - ---------------
     Capital ratios have been calculated excluding the impact of SFAS 115 and the recording of the unrealized gain/loss on securities available-for-sale per current regulatory instructions.

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

     A comparative analysis for return on average assets and return on average stockholder's equity is shown below:

                 RETURN ON AVERAGE ASSETS -- COMPONENT ANALYSIS

                                                                       QUARTER ENDED
                                                                         MARCH 31,
                                                                    -------------------
                                                                     1994         1993
                                                                    ------       ------
        Net interest income...................................        4.43%        4.32%
        Provision for loan losses.............................       (1.11)       (1.96)
                                                                     -----        -----
        Net interest income after provision for loan losses...        3.32         2.36
        Noninterest income....................................        1.60         2.37
        Noninterest expense...................................       (4.59)       (4.50)
                                                                     -----        -----
        Income before income tax..............................         .33          .23
        Income tax provision..................................         .13          .13
                                                                     -----        -----
        Income before change in accounting method.............         .20          .10
        Cumulative effect of change in method of accounting
          for income taxes....................................                      .14
                                                                     -----        -----
        Net income............................................         .20%         .24%
                                                                     -----        -----
                                                                     -----        -----

                 RETURN ON AVERAGE EQUITY -- COMPONENT ANALYSIS

                                                                       QUARTER ENDED
                                                                         MARCH 31,
                                                                    -------------------
                                                                     1994         1993
                                                                    ------       ------
        Net interest income...................................       57.28%       62.87%
        Provision for loan losses.............................      (14.32)      (28.55)
                                                                    ------       ------
        Net interest income after provision for loan losses...       42.96        34.32
        Noninterest income....................................       20.75        34.48
        Noninterest expense...................................      (59.36)      (65.49)
                                                                    ------       ------
        Income before income tax..............................        4.35         3.31
        Income tax provision..................................        1.72         1.87
                                                                    ------       ------
        Income before change in accounting method.............        2.63         1.44
        Cumulative effect of change in method of accounting
          for income taxes....................................                     2.06
                                                                    ------       ------
        Net income............................................        2.63%        3.50%
                                                                    ------       ------
                                                                    ------       ------

NET INTEREST INCOME ANALYSIS

     Decreases continue to occur in the cost of the Company's interest-bearing liabilities, although the rate of decline slowed late in the first quarter of 1994. Specifically, the cost of interest-bearing funds declined to 2.75% for the first quarter of 1994 compared with 2.93% for the fourth quarter of 1993 and 3.25% for the first quarter of 1993. Although average interest-bearing deposits have decreased $89 million from the first quarter of 1993, average loans outstanding have declined $139 million. This decrease in loans was the primary reason net interest income declined $1.1 million on a fully taxable basis. Due to this, the interest rate spread and margin both decreased when compared with the fourth quarter of 1993 and the first quarter of 1993. The spread in the first quarter of 1994 was 4.25% compared with 4.44% for the fourth quarter of 1993 and 4.30% for the first quarter of 1993. The margin was 4.80% in the first quarter of 1994 compared with 5.03% in the fourth quarter of 1993 and 4.82% in the first quarter of 1993. See "Financial Condition" above for a discussion regarding loan and deposit decreases.

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

                                                                    INCREASE (DECREASE) FROM
                                                                  QUARTER ENDED MARCH 31, 1993
                                                                  -----------------------------
                                                                               AMOUNTS DUE TO
                                                      QUARTER                    CHANGES IN
                                                     MARCH 31,     TOTAL     ------------------
                                                       1994       CHANGE     VOLUME      RATE
                                                     ---------    -------    -------    -------
                                                                               ($ IN THOUSANDS)
Interest income:
     Interest and fees on loans*..................    $24,721     $(3,552)   $(2,656)   $ (896 )
     Interest and dividends on securities:
          Taxable.................................      6,731     (1,096 )     (169 )     (927 )
          Nontaxable*.............................        114        (42 )      (42 )
          Income on overnight funds and
            deposits..............................        562        540        540
                                                     ---------    -------    -------    -------
               Total interest income*.............     32,128     (4,150 )   (2,327 )   (1,823 )
                                                     ---------    -------    -------    -------
Interest expense:
     Interest on deposits.........................      8,453     (2,476 )     (696 )   (1,780 )
     Interest on short-term borrowings............      1,327       (485 )     (376 )     (109 )
     Interest on other borrowings.................        302        (84 )      (90 )        6
                                                     ---------    -------    -------    -------
               Total interest expense.............     10,082     (3,045 )   (1,162 )   (1,883 )
                                                     ---------    -------    -------    -------
Net interest income*..............................    $22,046     $(1,105)   $(1,165)   $   60
                                                     ---------    -------    -------    -------
                                                     ---------    -------    -------    -------

- - ---------------
* Fully taxable equivalent at the Federal income tax rate of 35% and includes applicable state taxes net of Federal benefit.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the ordinary course of operations, the Company and its subsidiaries have become defendants in a variety of judicial and administrative proceedings. In the opinion of management, however, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would be likely to result in a material adverse change in the financial condition or results of operations of the Company and its subsidiaries. With respect to the potential regulatory penalties referred to under Item 1 - Recent Development -- Potential Regulatory Sanctions of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993, while it is not possible to predict with certainty the probability of penalties being assessed, the person or persons upon whom any penalty would be assessed or the amounts of any such penalties, were they to be assessed, management of the Company believes that it is unlikely that this matter will have a material adverse effect on the Company's financial condition or results of operations. Consequently, no provision in respect of penalties has been made in the Company's Consolidated Financial Statements.

     For the quarter ended March 31, 1994, Items 2-4 of Part II are either inapplicable or would elicit a response of "NONE" and therefore no reference thereto has been made herein.

ITEM 5.  BANK REGULATORY AGREEMENTS AND ORDERS

     In February 1992, USTC and USTrust entered into separate consent agreements and orders with the FDIC and the Massachusetts Commissioner. In mid-1992 and 1993, UST/Conn agreed to two addenda to its 1991 stipulation and agreement with the Connecticut Commissioner which was joined in by the FDIC. The Company also entered into a written agreement with the Federal Reserve Bank of Boston (the "FRB-Boston") and the Massachusetts Commissioner in August 1992. (The foregoing are hereinafter collectively referred to as the "Regulatory Agreements"). In February 1994, the FDIC and the Massachusetts Commissioner terminated and lifted the Consent Agreement and Order with USTC which contained terms similar to those imposed on USTrust.

     The Regulatory Agreements require that the Company and the Subsidiary Banks refrain from paying dividends without prior regulatory consent and the Company has not paid a cash dividend to its stockholders since July 1991. Despite the termination of its Regulatory Agreement, USTC has agreed to continue to request regulatory consent prior to the payment of dividends. The Regulatory Agreements further require USTrust and UST/Conn to maintain Tier 1 leverage capital ratios at or in excess of 6%. Except as noted in Management's discussion, each of the Company's Subsidiary Banks is currently in compliance with its respective capital requirements. The Company and each of its subsidiary banks is also in satisfactory compliance with the other terms of the respective Regulatory Agreements except with respect to the issues related to Director Francis X. Messina discussed in Item 1 - Recent Developments -- Potential Regulatory Sanctions, in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993. As provided in the Regulatory Agreements, the Company, USTrust and UST/Conn have instituted plans to reduce levels of nonperforming assets and have developed written plans and policies concerning, among other matters, credit administration, loan review intercompany transactions and allocation of tax payments among subsidiaries and the Company. USTrust and UST/Conn have also revised and expanded their investment and funds management policies as required by the Regulatory Agreements. Moreover, the Company has agreed to give the FRB-Boston and the Massachusetts Commissioner prior notice of certain significant expenditures and certain increases in management compensation. The Company has filed (and will continue to file) with the regulatory agencies a broad range of periodic reports and plans, including without limitation, updated strategic, profit and management plans.

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

                                       UST CORP.

                                                              NEAL F. FINNEGAN
Date     May 18, 1994                           By:..........................................
                                                              NEAL F. FINNEGAN
                                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                                              WILLIAM C. BROOKS
Date     May 18, 1994                           By:..........................................
                                                              WILLIAM C. BROOKS
                                                    TREASURER AND CHIEF FINANCIAL OFFICER


                                                              GEORGE T. CLARKE
Date     May 18, 1994                           By:..........................................
                                                              GEORGE T. CLARKE
                                                                 CONTROLLER

                                       15