Form 10-Q
period 1994-06-30
UST CORP
filed 1994-08-15
CIK 316901

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1994                          COMMISSION FILE #0-9623

                            ------------------------

                                   UST CORP.
             (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                                     04-2436093
 (State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
                or organization)

                  40 COURT STREET, BOSTON, MASSACHUSETTS 02108
                    (Address of principal executive offices)

                                 (617) 726-7000
              (Registrant's telephone number, including area code)

                                   NO CHANGE
(Former name, former address and former fiscal year, if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   .

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At July 31, 1994, there were issued and outstanding 17,381,904 shares of common stock, par value $0.625 per share.

                                   UST CORP.

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       -----
PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS
     Consolidated Balance Sheets -- June 30, 1994 and December 31, 1993.............      3
     Consolidated Statements of Income -- Three and Six Months Ended June 30, 1994
       and 1993.....................................................................      4
     Consolidated Statements of Changes in Stockholders' Investment -- Six Months
      Ended
       June 30, 1994 and 1993.......................................................      5
     Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1994 and
      1993..........................................................................      6
     Notes to Consolidated Financial Statements.....................................      7
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                                                8
PART II.  OTHER INFORMATION
  Item 1.  Legal Proceedings........................................................     18
  Item 4.  Submission of Matters to a Vote of Security Holders......................     18
  Item 5.  Other Information........................................................     19
  Item 6.  Exhibits and Reports on Form 8-K.........................................     19
SIGNATURES..........................................................................     19

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   UST CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER
                                                                   JUNE 30,           31,
                                                                     1994            1993
                                                                  -----------     -----------
                                                                    (DOLLARS IN THOUSANDS)
                                                                  (UNAUDITED)
                                           ASSETS
Cash, due from banks and interest-bearing deposits..............   $  74,173       $  90,198
Excess funds sold to banks and other short-term investments.....      50,162          96,647
Securities available-for-sale:
     Mortgage-backed securities.................................     213,822         263,435
     U.S. Treasury, corporate notes, and other..................     206,416         210,474
                                                                  -----------     -----------
          Total securities available-for-sale...................     420,238         473,909
Loans:
     Loans-net of unearned discount of $7,438,000 in 1994 and
       $7,026,000 in 1993.......................................   1,287,676       1,338,807
     Reserve for possible loan losses (Note 2)..................     (61,041)        (62,547)
                                                                  -----------     -----------
                                                                   1,226,635       1,276,260
Premises, furniture and equipment, net..........................      31,800          32,661
Goodwill........................................................       2,132           2,192
Other real estate owned.........................................      10,138          19,468
Other assets....................................................      46,162          52,931
                                                                  -----------     -----------
          Total Assets..........................................   $1,861,440      $2,044,266
                                                                  ===========     ============
                          LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
  Demand:
     Noninterest bearing........................................   $ 342,616       $ 373,793
     Interest bearing...........................................     162,295         170,642
  Savings:
     Money market...............................................     277,514         323,979
     Other......................................................     319,626         320,924
  Time:
     Certificates of deposit over $100,000......................      69,343          72,911
     Other......................................................     344,702         378,549
                                                                  -----------     -----------
     Total deposits.............................................   1,516,096       1,640,798
Short-term borrowings...........................................     181,434         226,268
Other borrowings................................................      14,286          14,286
Other liabilities...............................................      11,675          10,095
                                                                  -----------     -----------
          Total liabilities.....................................   1,723,491       1,891,447
Commitments and contingencies (Note 3)
Stockholders' investment:
     Preferred stock $1 par value; Authorized -- 4,000,000
       shares; Outstanding--None
     Common stock $0.625 par value; Authorized--30,000,000
       shares; Outstanding--17,378,704 and 17,304,795 shares in
       1994 and 1993, respectively..............................      10,862          10,815
     Additional paid-in capital.................................      70,116          69,694
     Retained earnings..........................................      70,763          68,437
     Unrealized gain (loss) on securities available-for-sale,
       net of tax...............................................     (14,372)          3,335
     Deferred compensation, net.................................         580             538
                                                                  -----------     -----------
          Total stockholders' investment........................     137,949         152,819
                                                                  -----------     -----------
          Total Liabilities and Stockholders' Investment........   $1,861,440      $2,044,266
                                                                  ===========     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                 ---------------------      ---------------------
                                                  1994          1993         1994          1993
                                                 -------      --------      -------      --------
                                                                           (DOLLARS IN THOUSANDS)
Interest income:
     Interest and fees on loans...............   $25,212      $ 28,154      $49,730      $ 56,192
     Interest and dividends on securities:
          Taxable.............................     6,903         7,003       13,624        14,823
          Nontaxable..........................        53            66          105           138
          Dividends...........................        42           107           78           148
     Interest on overnight funds and
       deposits...............................       505            80        1,066           102
                                                 -------      --------      -------      --------
               Total interest income..........    32,715        35,410       64,603        71,403
                                                 -------      --------      -------      --------
Interest expense:
     Interest on deposits.....................     8,203        10,193       16,656        21,122
     Interest on short-term borrowings........     1,511         1,649        2,819         3,461
     Interest on other borrowings.............       322           387          644           774
                                                 -------      --------      -------      --------
               Total interest expense.........    10,036        12,229       20,119        25,357
                                                 -------      --------      -------      --------
     Net interest income......................    22,679        23,181       44,484        46,046
Provision for possible loan losses............     6,575        42,650       12,025        53,033
                                                 -------      --------      -------      --------
                                                  16,104       (19,469)      32,459        (6,987)
                                                 -------      --------      -------      --------
Noninterest income:
     Asset management fees....................     3,383         4,220        7,696         8,878
     Service charges on deposit accounts......     1,232         1,362        2,466         2,743
     Gain on sale of securities, net..........       496           102          518         3,646
     Corporate services income................     1,901         2,172        3,921         4,150
     Other....................................       604         1,001          916         1,982
                                                 -------      --------      -------      --------
               Total noninterest income.......     7,616         8,857       15,517        21,399
                                                 -------      --------      -------      --------
     Noninterest expense:
     Salary and employee benefits.............    10,289         9,237       20,429        18,489
     Net occupancy expense....................     1,914         1,947        4,290         3,982
     Credit card processing expense...........       904           948        1,834         1,841
     Deposit insurance assessment.............     1,174         1,268        2,348         2,587
     Foreclosed asset and workout expense.....     1,552         9,685        4,145        15,444
     Other....................................     6,188         4,802       11,575         9,362
                                                 -------      --------      -------      --------
               Total noninterest expense......    22,021        27,887       44,621        51,705
                                                 -------      --------      -------      --------
Income (loss) before income taxes.............     1,699       (38,499)       3,355       (37,293)
     Income tax provision (benefit)...........       376       (13,567)       1,029       (12,885)
                                                 -------      --------      -------      --------
Net income (loss) before change in accounting
  method......................................     1,323       (24,932)       2,326       (24,408)
Cumulative effect of change in method of
  accounting for income taxes (Note 4)........                                                750
                                                 -------      --------      -------      --------
Net income (loss).............................   $ 1,323      $(24,932)     $ 2,326      $(23,658)
                                                 =======      ========      =======      ========
Per Share Data:
     Net income (loss)........................   $   .07      $  (1.76)     $   .13      $  (1.68)
     Cash dividends declared..................     --            --           --            --
Weighted average number of common shares (Note
  5)..........................................   17,864,532   14,148,280    17,820,022   14,098,522

  The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE
                                                                                 30,
                                                                        ---------------------
                                                                          1994        1993
                                                                        ---------   ---------
                                                                        (DOLLARS IN THOUSANDS)

Balance, January 1,...................................................  $152,819    $143,880
     Net income (loss)................................................     2,326     (23,658)
     Exercise of stock options and vesting of restricted stock........       469         334
     Proceeds from stock sold through private placement...............                 2,040
     Change in deferred compensation..................................        41       1,278
     Change from unrealized gain to loss on securities
      available-for-sale..............................................   (17,706)
     Change in unrealized loss on marketable equity securities........                    17
                                                                        --------    --------
Balance, June 30,.....................................................  $137,949    $123,891
                                                                        ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.


                                   UST CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30,
                                                             --------------------------------
                                                                 1994               1993
                                                             -------------      -------------
                                                                       (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
     Net income (loss).....................................    $   2,326          $ (23,658)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Cumulative effect of change in accounting
            method.........................................                            (750)
          Provision for possible loan losses...............       12,025             53,033
          Depreciation and amortization....................        2,688              2,688
          Amortization of gain on sale/leaseback...........         (192)              (192)
          Amortization of security premiums, net...........          296                682
          Gain on sale of securities available-for-sale,
            net............................................         (518)            (3,646)
          (Gain)/loss on sale of other real estate owned,
            net............................................         (399)             1,503
          Writedowns of other real estate owned............        2,558             11,093
          Deferred income tax benefit......................         (251)           (10,806)
          Increase in accruals and other, net..............       14,338              5,268
                                                             -----------        -----------
Net cash provided by operating activities..................       32,871             35,215
Cash flows provided by investing activities:
     Proceeds from sales of securities
       available-for-sale..................................       50,585            151,654
     Proceeds from maturities of securities
       available-for-sale..................................      105,205             23,599
     Purchases of securities available-for-sale............     (125,690)           (91,878)
     Net decrease in short-term investments................       46,485                252
     Net loans paid........................................       39,124             21,118
     Sale of other real estate owned.......................        5,652              8,170
     Purchases of premises and equipment...................       (1,143)              (499)
                                                             -----------        -----------
Net cash provided by investing activities..................      120,218            112,416
Cash flows used by financing activities:
     Net decrease in nontime deposits......................      (87,287)          (143,433)
     Net payments on certificates of deposit...............      (37,415)           (33,218)
     Net (payments) proceeds on short-term borrowings......      (44,834)            18,688
     Issuance of common stock for cash, net................          422              2,264
                                                             -----------        -----------
Net cash used by financing activities......................     (169,114)          (155,699)
                                                             -----------        -----------
     Decrease in cash and cash equivalents.................      (16,025)            (8,068)
     Cash and cash equivalents at beginning of year........       90,198            116,529
                                                             -----------        -----------
     Cash and cash equivalents at end of period............    $  74,173          $ 108,461
                                                             ===========        ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest.........................................    $  20,103          $  25,691
          Income taxes.....................................    $   1,902          $   1,748
     Noncash transactions:
          Transfers from investment portfolio to securities
            held for sale..................................                       $     453
          Transfers from loans to other real estate
            owned..........................................    $   2,999          $  28,473
          Financed other real estate owned sales...........    $   4,523          $   9,511
          Stock issuance...................................    $      46          $     109


  The accompanying notes are an integral part of these consolidated financial statements.


                                   UST CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: The consolidated financial statements of UST Corp. and Subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified to conform to current classifications. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. All such adjustments were of a normal recurring nature, except as disclosed herein. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1993. The results of operations for the three-and six-month periods ended June 30, 1994 are not necessarily indicative of the results of operations for the full year or any other interim period.

NOTE 2: An analysis of the reserve for possible loan losses for the six months ended June 30, 1994 and 1993 follows:

                                                                 1994          1993
                                                               --------      --------
                                                               (DOLLARS IN THOUSANDS)
          Balance at beginning of period....................   $ 62,547      $ 50,126
          Loans charged off.................................    (15,629)      (29,628)
          Recoveries on loans previously charged off........      2,098         1,344
                                                               --------      --------
          Net chargeoffs....................................    (13,531)      (28,284)
          Provided from operations..........................     12,025        53,033
                                                               --------      --------
          Balance at end of period..........................   $ 61,041      $ 74,875
                                                               ========      ========

         The reserve for possible loan loss is based on a consistent, systematic method which analyzes the size and risk of the loan portfolio on a monthly basis. See Credit Quality and Reserve for Possible Loan Loss in Management's Discussion and Analysis of Financial Condition and Results of Operations herein. The increase in the reserve for 1993 resulted from a change in the second quarter in the Company's strategy regarding the management of problem assets. As a result, a $30 million special provision for loan losses was recorded in June 1993.

NOTE 3: At June 30, 1994, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                                         AMOUNT
                                                                  --------------------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
          Commitments to extend credit.........................         $277,000
          Standby letters of credit and financial guarantees...           66,000
          Commercial letters of credit.........................            5,000

NOTE 4: Cumulative effect of accounting change: See "Income Taxes" in Management's Discussion and Analysis of Financial Condition and Results of Operations herein for information.

NOTE 5: The weighted average number of common shares for calculating earnings per share includes shares related to the directors deferred compensation plan and dilutive options totaling 505,258 and 479,498 for the three and six month periods ended June 30, 1994, respectively. For the periods with net losses, three and six months ended June 30, 1993, shares related to the directors deferred compensation plan and options have been excluded from the earnings per share calculations due to their antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      FINANCIAL CONDITION AT JUNE 30, 1994

INTRODUCTION

     The Company's primary loan market, the New England region, continues to experience an uneven and slow recovery from the weak economic environment of 1990 to 1993. A majority of the Company's outstanding loans are collateralized by real estate located in Eastern Massachusetts. While the economic climate contributed to a decline in real estate values, there is recent evidence that these values are stabilizing. Generally, real estate prices and activity have both improved from earlier levels. The economic environment over the last few years has also adversely affected both the net worth of certain borrowing customers of the Company's subsidiary banks and the Company's collateral position with respect to certain loans. The New England region has seen both an exodus and failure of a number of businesses. However, recently there have been indicators that show improvement in the local economy as evidenced by an unemployment rate for the region that is below the national average, growth in the housing market in response to lower interest rates and pockets of growth in certain industries.

     The foregoing factors continued to influence the Company's financial results for both the second quarter and first six months of 1994, particularly with regard to the provision for possible loan losses and expenses associated with foreclosed asset and workout expense, and may continue to influence future results.

     The recent rise in interest rates has had a positive impact on interest margins. Securities holdings have and will continue to depreciate in value should rates continue upward with the resultant unrealized loss on securities reported as a reduction in shareholders' investment. Moreover, a continued rise in interest rates could adversely affect the cash flow on some real estate loans.

     Management of the Company has identified the reduction of the aggregate amount of nonperforming and classified assets as a high priority. Regulations covering standards for safety and soundness at banks and bank holding companies have been proposed by the Company's primary federal banking regulators and continue to be monitored by the Company. Included in the proposal are standards which would, in effect, limit the amount of the Company's "classified assets" and establish a minimum earnings amount. If the proposed regulations were to be adopted in their present form, the Company believes it would have been in compliance as of June 30, 1994.

     At June 30, 1994 the Company's "classified assets" under the proposed regulations would have been approximately $190 million, while the maximum amount permitted at that date under the proposed regulations would have been $209 million. Management of the Company is unable at this time to determine whether it would be required to take any actions out of the ordinary course of business if and when the proposed new standards are adopted. That would depend not only upon the level of the Company's "classified assets" at that time but also on the terms of the final regulations, including any transition/implementation period allowed, which may differ from the proposed regulations. "Classified assets" include $10.1 million of Other Real Estate Owned with the remainder consisting of loans, essentially all of which are collateralized. As of June 30, 1994, approximately 80 percent of classified loans were collateralized with real estate, most of which is located in Eastern Massachusetts, and the remainder were collateralized with accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 60 percent were collateralized by commercial real estate development, approximately 20 percent by owner occupied commercial properties and approximately 15 percent by residential real estate. The remainder were collateralized by real estate construction and raw land.

     This discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1993.

ASSETS

     Total assets at June 30, 1994 were $1.9 billion compared with $2.0 billion at December 31, 1993. The Company's loan portfolio decreased by 4%, or $51 million, since December 31, 1993, but remained unchanged from March 31, 1994. The decrease is primarily due to the continued weak demand in the Company's market area consistent with the economic conditions noted above, along with repayments and increased competition for the small-to-middle market credits. Another factor in the reduction of the portfolio was the chargeoffs of certain credits. See "Credit Quality and Reserve for Loan Loss" herein.

     Securities available-for-sale totaled $420 million at June 30, 1994, compared with $474 million at December 31, 1993, a decrease of 11%, reflecting the maturity of short-term U.S. Treasury securities. At June 30, 1994, securities available-for-sale were comprised of mortgage-backed securities, U.S. Treasury and Agency securities, and corporate notes.

     On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board. This Standard addresses the accounting and reporting for debt and equity securities that have readily determinable market values. According to SFAS 115, these securities must be classified as either held-to-maturity, available-for-sale, or trading and are reported at either amortized cost or fair value, depending upon the classification. At both June 30, 1994 and December 31, 1993, all securities in the Company's portfolio were classified in the available-for-sale category. Between December 31, 1993 and June 30, 1994, the application of SFAS 115 resulted in a decrease of $17.7 million in stockholders' investment, representing the change from an unrealized gain of $3.3 million after tax at December 31, 1993 to an unrealized loss of $14.4 million after tax at June 30, 1994. In light of the size of the unrealized loss and projections for future income, the Company has concluded that $3.7 million, net of valuation allowance, is the appropriate deferred tax asset related to unrealized loss to be recorded at June 30, 1994. The decline in value reflects the rapid increase in interest rates during the first half of 1994 and corresponding decline in market prices for bonds.

LIQUIDITY AND FUNDING

     Liquidity is defined as a Company's ability to fulfill its existing and anticipated financial obligations. It is provided through the maturity or sale of an entity's assets, such as loans and securities, liability sources such as increased deposits and purchased or borrowed funds, and access to the capital markets. While the Company's securities portfolio is classified as available-for-sale, the Company has no present intention to sell any of its existing loan portfolio, other than an insignificant aggregate principal amount of originated residential mortgage loans to be sold to investors as they are originated.

     At June 30, 1994, liquidity, which includes excess cash, excess funds sold and unpledged securities, totaled approximately $273 million, or 15% of quarter-end assets. That percentage is unchanged from December 31, 1993.

     The funds needed to support the Company's loan and securities portfolios are provided primarily by retail deposits, which are relatively low cost and account for 73% of total deposits. Total deposits decreased $124.7 million, or 7.6%, since December 31, 1993. Approximately 68% of the decline occurred in savings and time deposits as the average yield has fallen from 2.91% for the fourth quarter of 1993 to 2.74% for the second quarter of 1994. Generally, investors are increasingly utilizing mutual funds and other nonbank vehicles to obtain higher rates of return.

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased by approximately $16 million during the six-month period ended June 30, 1994. Cash provided by operations resulted largely from net interest income from loans and securities, less the net difference of noninterest expense over noninterest income. Net cash provided by investing activities was due principally to the net decreases in short-term investments, loans through repayment, and by the excess of proceeds from sales and maturities of securities over securities purchases. Net cash used for financing activities was primarily the result of decreases in both nontime deposits and certificates of deposit and a net decrease in short-term borrowings.

     At June 30, 1994, the parent company had $12.5 million in cash and due from banks and $20.0 million in short-term investments. The cash and due from banks balance is largely due to a federal tax refund. During July, applicable refunds were distributed to the Company's subsidiaries, and at July 31, 1994, the parent had approximately $2.2 million in cash. The balance in short-term investments results from the August 1993 sale of 2.87 million shares of the Company's common stock to more than sixty institutional investors in a European offering made under Regulation S of the United States Securities and Exchange Commission. These investments were later reduced to $16 million as the Company paid its third annual principal installment of $4 million on its 8.5% senior notes on July 31, 1994.

     For the six months ended June 30, 1994, the Company received a total of $2.0 million in dividends from United States Trust Company ("USTC"). During the same period $2.9 million was contributed as capital to to UST Bank/Connecticut ("UST/Conn") and $500 thousand was contributed to USTrust by the Company.

INTEREST RATE RISK

     Volatility in interest rates requires the Company to manage interest rate risk. Interest rate risk arises from mismatches between the repricing or maturity characteristics of assets and the liabilities which fund them. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time horizons. An institution with more assets repricing than liabilities within a given time horizon is considered asset sensitive ("positive GAP") and in time horizons with more liabilities repricing than assets it is liability sensitive ("negative GAP"). Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity, presently equal to approximately 18% of total assets. The Company manages its interest rate GAP primarily by lengthening or shortening the maturity structure of the Company's securities portfolio.

     The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate. As interest rates rose during the first half of 1994, the prime rate and, therefore, the Company's yield on earning assets increased faster than the rate paid on interest-bearing liabilities.

     The following table summarizes the Company's GAP position at June 30, 1994. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Securities and demand deposits are categorized according to their expected lives. They are evaluated in conjunction with the Company's asset/liability management strategy and securities may be purchased or sold in response to expected or actual changes in interest rates, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At June 30, 1994, the one-year cumulative GAP position was slightly negative at $57 million, or approximately 3% of total assets.

                          INTEREST SENSITIVITY PERIODS

                                   0-30 DAYS    31-90 DAYS    91-365 DAYS    OVER 1 YEAR    TOTAL
                                   ---------    ----------    -----------    -----------    ------
                                   (DOLLARS IN MILLIONS)
Loans............................    $ 834        $   21         $  92          $ 341       $1,288
Short-term investments...........       30                                                      30
Securities.......................        8            11            58            343          420
Other assets.....................                                    2            121          123
                                   -------      --------      --------       --------       ------
Total assets.....................      872            32           152            805       $1,861
                                                                                            ======
                                   -------      --------      --------       --------
Interest-bearing deposits........      640            76           176            281        1,773
Borrowed funds...................      180             4             2              9          195
Demand deposits..................       10                                        333          343
Other liabilities and
  stockholders' equity...........       25                                        125          150
                                   -------      --------      --------       --------       ------
Total liabilities and equity.....      855            80           178            748       $1,861
                                                                                            ======
                                   -------      --------      --------       --------
GAP for period...................    $  17        $  (48)        $ (26)         $  57
                                   =======      ========      ========       ========
Cumulative GAP...................    $  17        $  (31)        $ (57)         $   0
                                   =======      ========      ========       ========
As a percent of total assets.....      .91%        (1.67)%       (3.06)%
                                   =======      ========      ========

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSS

     The Company maintains a reserve for possible loan losses to reduce the carrying value of its loans to an amount estimated to be collectible. Adequacy of the reserve for possible loan losses is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio on a monthly basis. Factors in this analysis include historical loan loss experience and asset quality, as reflected by delinquency trends, nonaccrual and restructured loans and the Company's credit risk rating profile. The Company's credit risk rating profile uses categories of risk based on those currently used by its primary regulators while accuracy of the ratings is monitored by an ongoing evaluation by the Company's Loan Review Department. Consideration is also given to the current and expected economic conditions and in particular how such conditions affect the types of credits in the portfolio and the market area in general. This analysis is documented monthly using a combination of numerical, statistical and qualitative analysis (including sensitivity tests) and a written conclusion discussing the rationale supporting the monthly adequacy of the loan loss reserve.

     The following table measures the Company's performance regarding some key indicators of asset quality:


                                                      JUNE 30,  MARCH 31   DECEMBER 31,  JUNE 30,
                                                        1994      1994         1993        1993
                                                      --------  ---------  -----------  --------
                                                                (DOLLARS IN MILLIONS)
Nonperforming assets:
     Nonaccrual loans................................  $ 63.2     $48.6      $  49.3     $ 61.7
     Accruing loans 90 days or more past due.........     1.0       1.3           .5         .8
     Other real estate owned (OREO), net.............    10.1      16.2         19.5       41.4
     Restructured loans..............................    18.4      25.8         41.5       31.8
                                                      --------  ---------  -----------  --------
          Total nonperforming assets.................  $ 92.7     $91.9      $ 110.8     $135.7
                                                      =======   =========  ===========  =======
Reserve for loan losses..............................  $ 61.0     $60.9      $  62.5     $ 74.9
Net chargeoffs for quarter...........................     6.5       7.1         51.8**     22.8
OREO reserve.........................................     3.1       6.6          6.6        9.2
Ratios:
     Reserve to nonaccrual loans.....................    96.6%    125.2%       127.0%     121.4%
     Reserve to total of nonaccrual loans, accruing
       loans 90 days or more past due and
       restructured loans............................    74.0%     80.5%        68.5%      79.4%
     Reserve to period-end loans.....................     4.7%      4.7%         4.7%       5.3%
     Nonaccrual loans to period-end loans............     4.9%      3.8%         3.7%       4.3%
     Nonaccrual and accruing loans over 90 days past
       due to period-end loans.......................     5.0%      3.9%         3.8%       4.4%
     Nonperforming assets to period-end loans, and
       OREO..........................................     7.1%      7.1%         8.3%       9.3%
     Nonperforming assets to total assets............     5.0%      4.6%         5.4%       6.8%
     Net chargeoffs to average loans.................     2.0%*     2.2%*        3.7%**     6.3%*
     OREO reserve to OREO............................    23.4%     28.9%        25.2%      18.2%

- - ---------------

*  Quarter annualized

** Full year 1993

     Toward the end of the second quarter of 1993, a strategy was adopted which recognized that many troubled credit situations would require resolution in an expeditious manner (including the possibility of bulk sales) in order to reduce the management and staff involvement and associated carrying costs. This strategy would increase the up-front cost of the workouts, but would allow the Company's resources to be redirected toward new business. One result of this change in strategy was to record a $30 million special loan loss provision in the second quarter of 1993 to reflect management's estimate of possible losses based upon the level of classified and nonperforming assets.

     Total nonperforming assets at June 30, 1994 have decreased $18.1 million, or 16%, to $92.7 million since December 31, 1993, and have increased slightly from the $91.9 million reported at March 31, 1994.

Nonperforming assets have declined $43 million, or 32%, from the second quarter of 1993 due primarily to paydowns, OREO sales, and chargeoffs.

     Future economic conditions could result in further deterioration of the Company's loan portfolio and the value of its OREO portfolio. Adverse developments could produce increases in delinquencies, nonperforming assets, restructured loans, and OREO writedowns which individually or collectively could have a material negative effect on future earnings. These factors could negatively affect the Company's income statement through reduced interest income, increased provisions for loan losses, and higher costs to collect loans and maintain repossessed collateral.

CAPITAL AND REGULATORY AGREEMENTS

     There are three capital requirements which bank and bank holding companies must meet. Two requirements take into consideration varying risk inherent in assets for both on-balance and off-balance sheet items on a weighted basis ("risk-based assets"). Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital, as defined in the regulations, divided by risk-based assets) of 4% and 8%, respectively. Tier 1 capital is essentially shareholders' investment, net of intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The Company's risk-based assets were $1.55 billion at June 30, 1994 and $1.64 billion at December 31, 1993.

     The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of intangibles. It requires a minimum of 3% for the highest regulatory rated institutions and higher percentages for others.

     At June 30, 1994 and December 31, 1993, the Company's ratios and the regulatory minimum requirements applicable to the Company were:

                                                                                DECEMBER 31,
                                                            JUNE 30, 1994           1993
                                                           ----------------   ----------------
                                                           AMOUNT   PERCENT   AMOUNT   PERCENT
                                                           ------   -------   ------   -------
                                                                         (DOLLARS IN MILLIONS)
Tier 1 capital:
     Actual..............................................  $145.2     9.40%   $141.7     8.68%
     Minimum required....................................    61.8     4.00      65.3     4.00
Total (Tier 1 and Tier 2) capital:
     Actual..............................................   166.9    11.11     164.5    10.35
     Minimum required....................................   120.3     8.00     130.6     8.00
Tier 1 leverage capital:*................................   145.2     7.65     141.7     7.06

- - ---------------

* See discussion below. The Company has not been notified of a specific minimum requirement above the 3% for highest rated institutions. However, two of the Company's banking subsidiaries, comprising almost all of the consolidated assets, have a 6% Tier 1 leverage capital requirement.

     Capital ratios have been calculated consistent with current regulatory policy which excludes the impact of SFAS 115 and the recording of an unrealized gain/loss on securities available-for-sale.

     The Company understands that a modification to current regulations is under consideration which would disallow, for regulatory capital calculations, the amount of deferred tax assets that are dependent upon future taxable income for a period greater than one year. If adopted, Tier 1, Total capital and Tier 1 leverage capital ratios at June 30, 1994 would be 9.30%, 11.01%, and 7.57%, respectively.

     The Company further understands that a new proposal by Federal regulators would reduce capital by the unrealized loss resulting from SFAS 115. If adopted, Tier 1, Total capital and Tier 1 leverage capital ratios at June 30, 1994 would be 8.46%, 10.14% and 6.93%, respectively.

     In February 1992, the Company's two Massachusetts-based banking subsidiaries, USTC and USTrust, each entered into a Consent Agreement and Order with the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Banks in the Commonwealth of Massachusetts ("Massachusetts

Commissioner"). In accordance with these agreements, the banks agreed to, among other things, maintain a Tier 1 leverage capital ratio at or in excess of 6% by February 1993. At June 30, 1994 the Tier 1 leverage capital ratio of USTrust was 6.99% and was 23.31% for USTC. This compares with 6.49 and 23.75%, respectively, at December 31, 1993. In February 1994 the FDIC and Massachusetts Commissioner terminated and lifted the Consent Agreement and Order with USTC.

     Since June 1991, the Company's Connecticut-based banking subsidiary, UST/Conn has been operating under a Stipulation and Agreement with the Commissioner of Banks for the State of Connecticut. This agreement was amended in August 1992, November 1993, and July 1994 and requires UST/Conn to maintain a 6% Tier 1 leverage capital ratio. During the second quarter of 1994, regulators for UST/Conn required that a portion of its deferred tax asset not be included in capital calculations. UST/Conn's Tier 1 leverage capital ratio as modified in the preceding sentence at June 30, 1994 was 6.22% compared with 6.21% at December 31, 1993.

     Effective August 3, 1992, the Company entered into a written agreement with the Federal Reserve Bank of Boston and the Massachusetts Commissioner which requires the Company to maintain Tier 1, Total risk-based and Tier 1 leverage capital ratios which conform to the Capital Adequacy Guidelines of the Board of Governors of the Federal Reserve Board, and which take into account the current and future capital requirements of the subsidiary banks, without specifying a numeric minimum for the Tier 1 leverage capital ratio. The Company believes its consolidated ratios meet the required minimums.

     Additionally, per these agreements, the Company has agreed not to pay any dividends to stockholders, nor take any dividends from its banking subsidiaries, without prior regulatory approval. Similarly, the banking subsidiaries have agreed to refrain from transferring funds in the form of dividends to the Company without prior regulatory approval. The FDIC and Massachusetts Commissioner terminated and lifted the Consent Agreement and Order with USTC in February 1994; however, USTC has agreed to continue to request regulatory consent prior to the payment of dividends.

     The Company and each of its subsidiary banks is currently in compliance with its respective capital requirements under these regulatory agreements. The Company and each of its subsidiary banks is also in satisfactory compliance with the other terms of the respective regulatory agreements. See Part II, item 1.

                             RESULTS OF OPERATIONS

COMPARISON OF 1994 WITH 1993

     The Company reported net income of $1.3 million, or $.07 per share, in the second quarter of 1994 and $2.3 million, or $.13 per share in the first six months of 1994. This compares with net loss of $24.9 million, or $1.76 and $23.7 million, or $1.68 per share, for the same periods in 1993. The results for both the second quarter and first six months of 1993 include the aforementioned $30 million special provision for possible loan loss resulting from the change in the Company's strategy regarding problem asset resolution. The results for both the second quarter and first six months of 1994 reflect declines in net interest income and noninterest income from the second quarter and first six months of 1993, which were more than offset by lower loan loss provisions and decreases in foreclosed asset and workout expense.

     The Company's net interest income on a fully taxable equivalent basis was $22.9 million in the second quarter of 1994 compared with $22.0 million in the first quarter of 1994 and $23.5 million for the same period in 1993. For the first six months of 1994, net interest income on a fully taxable basis was $45.0 million compared with $46.6 million for the same period in 1993. The Company's interest rate spread and margin increased from the first quarter of 1994, and were equal to both the second quarter and first six months of 1993. The improved interest rate spread and margin this quarter was due primarily to the yield on earning assets rising faster than the yield on interest-bearing liabilities. See "Net Interest Income Analysis" below. Although net interest income increased in the second quarter of 1994 from the first, a continued decline in the volume of interest earning assets may not allow net interest income to continue to increase.

NET INTEREST INCOME ANALYSIS

     Due to the recent rise in interest rates, increases occurred in yields on the Company's interest-earning assets which outpaced increases in the cost of interest-bearing liabilities. Specifically, the yield on interest-earning assets increased to 7.38% for the second quarter of 1994 compared with 7.10% for the first quarter of 1994. The cost of interest-bearing liabilities increased from 2.79% last quarter to 2.89% this quarter. The rise in interest rates was the primary reason net interest income increased $872 thousand on a fully taxable basis from the first quarter of 1994 to the second quarter. Although rates have risen recently, they are lower than both the second quarter and first six months of 1993. The yield on interest-earning assets for the first six months of 1994 was 7.24% compared to 7.65% in 1993, and the cost of interest-bearing liabilities was 2.84% compared to 3.23% in 1993.

     Average loans outstanding decreased $33 million this quarter compared to first quarter of 1994 and interest-bearing deposits have decreased $46 million. For the first six months of 1994 as compared to 1993, average loans outstanding decreased $149 million and interest-bearing deposits decreased $83 million.

     The continued rise in interest rates which pushed loan yields upward while deposit rates remained relatively stable, resulted in an increase in the interest rate spread and margin this quarter as compared to the first quarter of 1994. There was little change in the margin or spread in 1994 as compared to 1993. However, the spread in the second quarter of 1994 was 4.50% compared with 4.25% for the first quarter of 1994. The margin was 5.13% in the second quarter of 1994 compared with 4.87% last quarter. The spread was 4.40% and the margin was 5.00% for the first six months of 1994. See "Financial Condition" above for a discussion regarding loans and deposits.

     The following tables attribute changes in interest income, interest expense and the related net interest income for the quarter and six months ended June 30, 1994 when compared with the three and six month periods ended June 30, 1993, either to changes in average balances or to changes in average rates on interest-bearing assets and liabilities. In this table, changes attributable to both rate and volume are allocated on a weighted basis.

                                                                       INCREASE (DECREASE) FROM
                                                                          THREE MONTHS ENDED
                                                             THREE           JUNE 30, 1993
                                                            MONTHS    ---------------------------
                                                             ENDED               AMOUNTS DUE TO
                                                             JUNE                  CHANGES IN
                                                              30,      TOTAL    -----------------
                                                             1994     CHANGE    VOLUME     RATE
                                                            -------   -------   -------   -------
                                                                   (DOLLARS IN THOUSANDS)
Interest income:
     Interest and fees on loans*..........................  $25,412   $(2,976)  $(3,123)  $  147
     Interest and dividends on securities:
               Taxable....................................    6,915      (108)      966   (1,074 )
               Nontaxable*................................      123      (103)      (44)     (59 )
               Income on overnight funds and deposits.....      505       425       406       19
                                                            -------   -------   -------   -------
          Total interest income*..........................   32,955    (2,762)   (1,795)    (967 )
                                                            -------   -------   -------   -------
Interest expense:
     Interest on deposits.................................    8,203    (1,990)     (590)  (1,400 )
     Interest on short-term borrowings....................    1,511      (138)     (379)     241
     Interest on other borrowings.........................      322       (65)      (88)      23
                                                            -------   -------   -------   -------
          Total interest expense..........................   10,036    (2,193)   (1,058)  (1,135 )
                                                            -------   -------   -------   -------
Net interest income*......................................  $22,919   $  (569)  $  (737)  $  168
                                                            =======   =======   =======   =======

- - ---------------

* Fully taxable equivalent at the Federal income tax rate of 35% and includes applicable state taxes net of Federal benefit.

                                                                     INCREASE (DECREASE) FROM
                                                                  SIX MONTHS ENDED JUNE 30, 1993
                                                                -----------------------------------
                                                 SIX MONTHS                       AMOUNTS DUE TO
                                                   ENDED                            CHANGES IN
                                                  JUNE 30,       TOTAL          -------------------
                                                    1994        CHANGE          VOLUME       RATE
                                                 ----------     -------         -------     -------
                                                               (DOLLARS IN THOUSANDS)
Interest income:
     Interest and fees on loans*..............    $ 50,134      $(6,528)        $(5,776)    $  (752)
     Interest and dividends on securities:
               Taxable........................      13,647       (1,202)            804      (2,006)
               Nontaxable*....................         235         (147)            (84)        (63)
               Income on overnight funds and
                 deposits.....................       1,066          964             956           8
                                                 ---------      -------         -------     -------
          Total interest income*..............      65,082       (6,913)         (4,100)     (2,813)
                                                 ---------      -------         -------     -------
Interest expense:
     Interest on deposits.....................      16,656       (4,466)         (1,277)     (3,189)
     Interest on short-term borrowings........       2,819         (642)           (774)        132
     Interest on other borrowings.............         644         (130)           (177)         47
                                                 ---------      -------         -------     -------
          Total interest expense..............      20,119       (5,238)         (2,228)     (3,010)
                                                 ---------      -------         -------     -------
Net interest income*..........................    $ 44,963      $(1,675)        $(1,872)    $   197
                                                 =========      =======         =======     =======

- - ---------------

* Fully taxable equivalent at the Federal income tax rate of 35% and includes applicable state taxes net of Federal benefit.

NONINTEREST INCOME

     Total noninterest income decreased $1.2 million in the second quarter of 1994 compared with the same period in 1993. For the six-month comparison the decrease is $5.9 million. The decreases in the three and six month periods are primarily due to fluctuations and variances in asset management fee-based income contingent on transaction volume and other factors. In addition, a decline in securities gains from $3.6 million in 1993 to $.5 million in 1994 contributed to the decrease in noninterest income for the six-month period. Sales of securities were lower in 1994 compared with 1993 when sales were made in response to decrease in deposits in the first quarter.

     Other noninterest income decreased $397 thousand in the second quarter and $1.1 million in the first six months of 1994 compared with the same periods in 1993, and the following are the more significant reasons: Lease income decreased $122 thousand for the quarter and $499 thousand for the six-month period due to a decline in residuals on completed leases. Income from home equity loans purchased from the Resolution Trust Corporation at a substantial discount in late 1991 decreased $108 thousand in the second quarter and $319 thousand in the six-month period compared with the same period in 1993. All other miscellaneous noninterest income declined $167 thousand in the quarter and $248 thousand in the six-month comparisons.

NONINTEREST EXPENSE

     Total noninterest expense for the second quarter of 1994 decreased to $22.0 million from $27.9 million for the same period in 1993. For the six-month comparison the decrease is $7.1 million. Foreclosed asset and workout expense declined $8.1 million and $11.3 million in the quarter and six-month comparisons due primarily to decreases in writedowns to fair value minus estimated costs to sell foreclosed real estate properties. As previously discussed under "Credit Quality and Reserve for Loan Loss," local economic or market conditions may prevent this reduction from continuing. Personnel-related costs increased $1.1 million for the quarter and $1.9 million for the six months due to additional staffing, severance payments and merit increases. Net occupancy expense in the first half of 1994 includes a writedown of $300 thousand to market value on one of the Company's branch buildings which is being offered for sale. Other noninterest expense increased $1.4 million in the second quarter and $2.2 million in the six-month comparisons. These increases were due in large part to an increase of $272 thousand in the quarter and $781 thousand in the first six months in fees paid for consulting services on a number of planning and operational improvement initiatives and for consulting services by certain former Company executives. Appraisal fees increased $239 thousand in the quarter and $506 thousand in the six months as the Company ordered new appraisals on a large number of collateral-based loans. Advertising expense increased $473 thousand in the quarter and $482 thousand in the six-month comparisons due to the Spring 1994 advertising campaign.

INCOME TAXES

     The Company had a tax provision of $376 thousand in the second quarter, and $1.0 million for the first half of 1994. This compares with a tax benefit of $13.6 million in the second quarter of 1993. For the first half of 1993, the tax benefit was also $13.6 million, including the effect of SFAS No. 109 noted below. The variations in operating income taxes are attributable to the level and composition of pretax income or loss.

     In February 1992 the Financial Accounting Standards Board issued a new standard, SFAS No. 109 "Accounting for Income Taxes," a modification of SFAS No. 96, which changes the accounting for deferred income tax to the "liability method." The Company adopted SFAS No. 109 on January 1, 1993. This change increased net income $750 thousand in January 1993. This represented the cumulative effect of the new standard on the balance sheet.

     As of June 30, 1994, the Company had recorded net deferred tax assets of approximately $11.2 million. Of that amount, approximately $3.7 million may be recovered against taxes paid in carryback periods, while the remainder is expected to be realized against future taxable income. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets.

RECENT ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board (FASB) has issued Statement No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual of a liability for all types of benefits paid to former or inactive employees after employment but before retirement. The Company has determined that this FASB statement will have no material effect on its financial statements. Adoption of the statement is required for fiscal years beginning after December 15, 1993.

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

                           PART II. OTHER INFORMATION

     For the quarter ended June 30, 1994, Items 2 and 3 of Part II are either inapplicable or would elicit a response of "NONE" and therefore no reference thereto has been made herein.

ITEM 1.  LEGAL PROCEEDINGS

     In the ordinary course of operations, the Company and its subsidiaries become defendants in a variety of judicial and administrative proceedings. In the opinion of management, however, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would be likely to result in a material adverse change in the financial condition or results of operations of the Company and its subsidiaries. With respect to the potential regulatory penalties referred to under Item 1 -- Recent Developments -- Potential Regulatory Sanctions of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993, while the Company does not know whether the FDIC will attempt to assess any penalties with respect to this matter, the person or persons upon whom any penalty would be assessed or the amounts of any such penalties, were they to be assessed, management of the Company believes that it is unlikely that this matter will have a material adverse effect on its financial condition or results of operations. Consequently, no provision in respect of penalties has been made in the Company's Consolidated Financial Statements. In the event penalties are imposed, the Company and its legal counsel will evaluate the grounds upon which the penalties are based, consider the size of such penalties, note upon which entities or individuals such penalties are imposed and determine whether it will independently (or jointly with the directly affected entity or individual) contest the imposition of the penalty.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) the Annual Meeting of Stockholders of the Company was held on May 17, 1994.

     (b) the following matters were submitted to a vote of the Stockholders of the Company; (a) to amend the Company's Stock Compensation Plan, to increase the number of shares of the Company's Common Stock that may be granted under the Plan in 1994 by 350,000 additional shares; and (b) the election of each of the following four (4) directors:

                               Domenic Colasacco
                               Francis X. Messina
                               Samuel B. Sheldon
                                James V. Sidell

     The following votes were cast in connection with the amending of the Company's Stock Compensation Plan, to increase the number of shares of the Company's Common Stock that may be granted under the Plan in 1994 by 350,000 additional shares:

               IN FAVOR......................................    10,363,721.054
                                                                 --------------
               AGAINST.......................................     1,928,908.233
                                                                 --------------
               ABSTAIN.......................................       926,233.306
                                                                 --------------
               DELIVERED, NOT VOTED..........................        - 0 -
                                                                 --------------

     The following votes were cost with respect to the election of directors:

                                                                                     WITHHOLD
                           NOMINEES                                  FOR             AUTHORITY
- - --------------------------------------------------------------  --------------     -------------
Domenic Colasacco.............................................  12,788,321.326       430,531.268
Francis X. Messina............................................  12,537,357.399       681,495.194
Samuel B. Sheldon.............................................  12,744,943.235       473,909.358
James V. Sidell...............................................  12,106,998.244     1,111,854.349

     The following is a list of the ten (10) additional directors of the Company whose term of office as a director continued after the meeting:

                 James M. Breiner                Gerald M. Ridge
                 Robert L. Culver                William Schwartz
                 Neal F. Finnegan                Paul M. Siskind
                 Walter A. Guleserian            Paul D. Slater
                 Wallace M. Haselton             Michael J. Verrochi, Jr.

     As of May 17, 1994, Mr. Louis T. Falcone resigned as a Director.

     Accordingly, as of the date of this Report, four vacancies exist on the Board of Directors.

ITEM 5.  OTHER INFORMATION

  (a) SEPARATION AGREEMENT WITH MR. SHEDIAC

     The Company entered into a Separation Agreement with Theodore M. Shediac, former Chairman of the Board of the Company's principal banking subsidiary, USTrust which become effective on June 30, 1994. Under the Separation Agreement, Mr. Shediac receives salary continuation and other benefits in an aggregate value of approximately $369,000. The Board of Directors also accelerated vesting of options to acquire 7,675 shares of the Company's Common Stock and of 5,433 shares of the Company's Restricted Common Stock.

  (b) APPOINTMENT OF MR. HUNT AS NEW CHIEF FINANCIAL OFFICER

     As of July 8, 1994, James K. Hunt was appointed Executive Vice President, Treasurer and Chief Financial Officer of the Company and of USTrust.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

      Material Contracts (each filed herewith)

      (i) Separation Agreement, effective as of June 30, 1994, between the Company and Theodore M. Shediac, former Chairman of the Board of the Company's principal banking subsidiary, USTrust.

      (ii) Press Release, dated July 13, 1994, concerning the appointment of James K. Hunt as Executive Vice President, Treasurer and Chief Financial Officer of the Company.

  (b) REPORTS ON FORM 8-K. -- None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UST CORP.

             August 15, 1994                    /S/ NEAL F. FINNEGAN
Date:...............................        By:...............................
                                                NEAL F. FINNEGAN, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

             August 15, 1994                    /S/ JAMES K. HUNT
Date:...............................        By:...............................
                                                JAMES K. HUNT, EXECUTIVE VICE
                                                PRESIDENT, TREASURER AND CHIEF
                                                FINANCIAL OFFICER