Form 10-Q
period 1994-09-30
UST CORP
filed 1994-11-14
CIK 316901

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1994                     COMMISSION FILE #0-9623

                            ------------------------

                                   UST CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        MASSACHUSETTS                                  04-2436093
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)



                  40 COURT STREET, BOSTON, MASSACHUSETTS 02108
                    (Address of principal executive offices)

                                 (617) 726-7000
              (Registrant's telephone number, including area code)

                                   NO CHANGE
(Former name, former address and former fiscal year, if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At October 31, 1994, there were issued and outstanding 17,512,756 shares of common stock, par value $0.625 per share.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                    UST CORP. AND SUBSIDIARIES

                                        TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
Part I.    FINANCIAL INFORMATION........................................................
           Item 1.  Financial Statements................................................
           Consolidated Balance Sheets -- September 30, 1994 and December 31, 1993......     3
           Consolidated Statements of Income -- Three and Nine Months Ended September
           30, 1994 and 1993............................................................     4
           Consolidated Statements of Changes in Stockholders' Investment -- Nine Months
           Ended September 30, 1994 and 1993............................................     5
           Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1994
           and 1993.....................................................................     6
           Notes to Consolidated Financial Statements...................................     7
           Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results
           of Operations................................................................     8

Part II.   OTHER INFORMATION............................................................
           Item 1.  Legal Proceedings...................................................    17
           Item 5.  Other Information...................................................    17
           Item 6.  Exhibits and Reports on Form 8-K....................................    17
           SIGNATURES...................................................................    18


                               PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         UST CORP.

                                CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     1994            1993
                                                                 -------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
                                                                  (UNAUDITED)
                                           ASSETS
Cash, due from banks and interest-bearing deposits.............    $  87,572      $   90,198
Excess funds sold to banks and other short-term investments....       16,164          96,647
Securities:
     Securities held-to-maturity...............................          100
     Securities available-for-sale:
          Mortgage-backed securities...........................      203,841         263,435
          U.S. Treasury, corporate notes, and other............      205,033         210,474
                                                                   ---------      ----------
               Total securities available-for-sale.............      408,874         473,909
                                                                   ---------      ----------
                    Total securities...........................      408,974         473,909
Loans:
     Loans -- net of unearned discount of $10,598,000 in 1994
       and $7,026,000 in 1993..................................    1,249,775       1,338,807
     Reserve for possible loan losses (Note 2).................      (62,173)        (62,547)
                                                                   ---------      ----------
                                                                   1,187,602       1,276,260
Premises, furniture and equipment, net.........................       31,973          32,661
Goodwill.......................................................        2,101           2,192
Other real estate owned........................................       17,682          19,468
Other assets...................................................       41,900          52,931
                                                                   ---------      ----------
               Total Assets....................................    $1,793,968     $2,044,266
                                                                   ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
     Demand:
          Noninterest bearing..................................    $ 350,418      $  373,793
          Interest bearing.....................................      158,401         170,642
     Savings:
          Money market.........................................      271,979         323,979
          Other................................................      302,171         320,924
     Time:
          Certificates of deposit over $100 thousand...........       60,547          72,911
          Other................................................      324,253         378,549
                                                                   ---------      ----------
          Total deposits.......................................    1,467,769       1,640,798
Short-term borrowings..........................................      169,303         226,268
Other borrowings...............................................       10,143          14,286
Other liabilities..............................................       10,413          10,095
                                                                   ---------      ----------
          Total liabilities....................................    1,657,628       1,891,447
Commitments and contingencies (Note 3)
Stockholders' investment (Note 5):
          Preferred stock $1 par value; Authorized -- 4,000,000
            shares; Outstanding -- None
          Common stock $0.625 par value; Authorized-30,000,000
            shares; Outstanding -- 17,482,017 and 17,304,795
            shares in 1994 and 1993, respectively..............       10,926          10,815
          Additional paid-in capital...........................       70,813          69,694
          Retained earnings....................................       71,819          68,437
          Unrealized gain (loss) on securities
            available-for-sale, net
            of tax.............................................      (17,689)          3,335
          Deferred compensation, net...........................          471             538
                                                                   ---------      ----------
          Total stockholders' investment.......................      136,340         152,819
                                                                   ---------      ----------
               Total Liabilities and Stockholders'
                 Investment....................................    $1,793,968     $2,044,266
                                                                   ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                                 UST CORP.

                                   CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -----------------------        -------------------------
                                                       1994            1993            1994             1993
                                                      -------         -------         -------         --------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
     Interest and fees on loans....................   $   26,369     $    28,100     $    76,098      $    84,293
     Interest and dividends on securities:
          Taxable..................................        6,640           6,619          20,264           21,442
          Nontaxable...............................           54              71             159              209
          Dividends................................           41             117             120              265
     Interest on excess funds and other............          367             303           1,433              405
                                                      ----------     -----------     -----------      -----------
               Total interest income...............       33,471          35,210          98,074          106,614
                                                      ----------     -----------     -----------      -----------
Interest expense:
     Interest on deposits..........................        7,926           9,913          24,582           31,036
     Interest on short-term borrowings.............        1,615           1,482           4,434            4,943
     Interest on other borrowings..................          265             330             909            1,103
                                                      ----------     -----------     -----------      -----------
               Total interest expense..............        9,806          11,725          29,925           37,082
                                                      ----------     -----------     -----------      -----------
     Net interest income...........................       23,665          23,485          68,149           69,532
Provision for possible loan losses.................        6,600           8,050          18,625           61,083
                                                      ----------     -----------     -----------      -----------
                                                          17,065          15,435          49,524            8,449
                                                      ----------     -----------     -----------      -----------
Noninterest income:
     Asset management fees.........................        3,383           3,415          11,079           12,293
     Service charges on deposit accounts...........        1,235           1,357           3,702            4,099
     Gain on sale of securities, net...............          504             646           1,022            4,291
     Corporate services income.....................        2,017           2,054           5,936            6,203
     Other.........................................          439             606           1,355            2,590
                                                      ----------     -----------     -----------      -----------
               Total noninterest income............        7,578           8,078          23,094           29,476
                                                      ----------     -----------     -----------      -----------
Noninterest expense:
     Salary and employee benefits..................       11,462           9,453          31,891           27,942
     Net occupancy expense.........................        1,985           1,710           6,275            5,692
     Credit card processing expense................          981             949           2,815            2,790
     Deposit insurance assessment..................        1,174           1,170           3,522            3,756
     Foreclosed asset and workout expense..........        2,427           3,034           6,572           18,478
     Other.........................................        5,111           4,340          16,686           13,703
                                                      ----------     -----------     -----------      -----------
               Total noninterest expense...........       23,140          20,656          67,761           72,361
                                                      ----------     -----------     -----------      -----------
Income (loss) before income taxes..................        1,503           2,857           4,857          (34,436)
     Income tax provision (benefit)................          447             834           1,475          (12,051)
                                                      ----------     -----------     -----------      -----------
Net income (loss) before change in accounting
  method...........................................        1,056           2,023           3,382          (22,385)
Cumulative effect of change in method of accounting
  for income taxes (Note 4)........................        --              --              --                 750
Net income (loss)..................................   $    1,056     $     2,023     $     3,382      $   (21,635)
                                                      ==========     ===========     ===========      ===========
Per Share Data:
     Net income (loss).............................   $     0.06     $      0.12     $      0.19      $     (1.47)
     Cash dividends declared.......................        --              --              --              --
Weighted average number of common shares (Note
  5)...............................................   17,805,079      16,199,447      17,814,670       14,716,664

The accompanying notes are an integral part of these consolidated financial statements.

                                             UST CORP.

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                            (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -------------------------
                                                                       1994             1993
                                                                     --------         --------
                                                                      (DOLLARS IN THOUSANDS)
Balance, January 1................................................   $152,819         $143,880
     Net income (loss)............................................      3,382          (21,635)
     Exercise of stock options and vesting of restricted stock....      1,230              519
     Proceeds from sale of common stock...........................                      23,244
     Change in deferred compensation..............................        (67)           1,421
     Change from unrealized gain to unrealized loss on securities
       available-for-sale.........................................    (21,024)
     Change in unrealized loss on marketable equity securities....                          17
                                                                     --------         --------
Balance, September 30.............................................   $136,340         $147,446
                                                                     ========         ========


     The accompanying notes are an integral part of these consolidated financial statements.


                                               UST CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -------------------------
                                                                       1994             1993
                                                                     --------         --------
                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
     Net income (loss)............................................   $  3,382         $(21,635)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Cumulative effect of change (Note 4) in accounting
            method................................................                        (750)
          Provision for possible loan losses......................     18,625           61,083
          Depreciation and amortization...........................      3,485            3,850
          Amortization of gain on sale/leaseback..................       (288)            (288)
          Amortization of security premiums, net..................        551            1,111
          Gain on sale of securities available-for-sale, net......     (1,022)          (4,291)
          (Gain)/loss on sale of other real estate owned, net.....       (608)           1,198
          Writedowns of other real estate owned...................      3,115           13,455
          Deferred income tax benefit.............................       (463)         (10,476)
          Increase in accruals and other, net.....................     17,773           49,610
                                                                     --------         --------
Net cash provided by operating activities.........................     44,550           92,867
Cash flows provided by investing activities:
     Proceeds from sales of securities available-for-sale.........     51,390          203,928
     Proceeds from maturities of securities available-for-sale....    114,581           25,034
     Purchases of securities available-for-sale...................   (127,272)        (250,958)
     Purchases of securities held-to-maturity.....................       (100)
     Net decrease in short-term investments.......................     80,483           (7,018)
     Net loans paid...............................................     60,817           49,857
     Proceeds from other real estate owned........................      8,495           13,223
     Purchases of premises and equipment..........................     (2,113)            (763)
                                                                     --------         --------
Net cash provided by investing activities.........................    186,281           33,303
Cash flows used by financing activities:
     Net decrease in nontime deposits.............................   (106,369)        (136,797)
     Net payments on certificates of deposit......................    (66,660)         (34,903)
     Net (payments) proceeds on short-term borrowings.............    (56,965)          (2,789)
     Net payments on other borrowings.............................     (4,143)          (4,000)
     Issuance of common stock for cash, net.......................        680           23,243
                                                                     --------         --------
Net cash used by financing activities.............................   (233,457)        (155,246)
                                                                     --------         --------
     Decrease in cash and cash equivalents........................     (2,626)         (29,076)
     Cash and cash equivalents at beginning of year...............     90,198          116,529
                                                                     --------         --------
     Cash and cash equivalents at end of period...................   $ 87,572         $ 87,453
                                                                     ========         ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest................................................   $ 29,899         $ 37,725
          Income taxes............................................   $  2,144         $  1,949
     Noncash transactions:
          Transfers from investment portfolio to securities held
            for sale..............................................                    $    453
          Transfers from other assets to securities
            available-for-sale....................................   $    300
          Transfers from loans to other real estate owned.........   $ 14,043         $ 34,350
          Financed other real estate owned........................   $  5,073         $ 22,483
     Stock issuance...............................................   $    550         $    519

The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: The consolidated financial statements of UST Corp. and its subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified to conform to current classifications. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. All such adjustments were of a normal recurring nature, except as disclosed herein. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1993. The results of operations for the three-and nine-month periods ended September 30, 1994 are not necessarily indicative of the results of operations for the full year or any other interim period.

NOTE 2: An analysis of the reserve for possible loan losses for the nine months ended September 30, 1994 and 1993 follows:

                                                                   1994        1993
                                                                  -------     -------
                                                                 (DOLLARS IN THOUSANDS)
          Balance at beginning of period.......................   $62,547     $50,126
          Loans charged off....................................   (22,181)    (38,400)
          Recoveries on loans previously charged off...........     3,182       2,042
                                                                  -------     -------
          Net chargeoffs.......................................   (18,999)    (36,358)
          Provided from operations.............................    18,625      61,083
                                                                  -------     -------
          Balance at end of period.............................   $62,173     $74,851
                                                                  =======     =======

     The reserve for possible loan loss is based on a consistent, systematic method which analyzes the size and risk of the loan portfolio on a monthly basis. See "Credit Quality and Reserve for Possible Loan Loss" in Management's Discussion and Analysis of Financial Condition and Results of Operations herein. The increase in the reserve for 1993 resulted from a change in the Company's strategy regarding the management of problem assets. As a result, a $30 million special provision for loan losses was recorded during the 1993 period.

NOTE 3: At September 30, 1994, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                                          AMOUNT
                                                                         --------
                                                                   (DOLLARS IN THOUSANDS)
               Commitments to extend credit.........................     $306,000
               Standby letters of credit and financial guarantees...       60,000
               Commercial letters of credit.........................        2,000

NOTE 4: Cumulative effect of change in accounting method: See "Income Taxes" in Management's Discussion and Analysis of Financial Condition and Results of Operations herein for information.

NOTE 5: The weighted average number of common shares for calculating earnings per share includes shares related to a directors deferred compensation plan and dilutive options totaling 387,253, 448,096, and 266,346 for the three- and nine-month periods ended September 30, 1994, and three-month period ended September 30, 1993, respectively. Due to the net loss for the nine-month period ended September 30, 1993, shares related to the directors deferred compensation plan and options have been excluded from the earnings per share calculations due to their antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FINANCIAL CONDITION AT SEPTEMBER 30, 1994

INTRODUCTION

     The Company's primary loan market, the New England region, experienced a weak economic environment from 1990 to 1993. The economic climate contributed to a decline in real estate values and adversely affected the net worth of certain borrowing customers of the Company's subsidiary banks and the Company's collateral position with respect to certain loans. The majority of the Company's outstanding loans are collateralized by real estate located in New England, more specifically, Eastern Massachusetts.

     Management of the Company has identified the reduction of the aggregate amount of nonperforming assets and substandard loans, as measured by the Company's internal risk rating system, as a high priority. Although the level of nonperforming assets has fluctuated from quarter to quarter, total substandard loans have declined over $100 million to $153 million at September 30, 1994 from a peak of $255 million at December 31, 1993. As of September 30, 1994, approximately 75 percent of substandard loans were collateralized with real estate, and the remainder were collateralized with accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 60 percent were collateralized by commercial real estate development, approximately 25 percent by owner-occupied commercial properties and approximately 10 percent by residential real estate. The remaining were collateralized by real estate under construction and raw land.

     While the New England economy has shown recent signs of improvement, the foregoing factors influenced the Company's financial results for both the third quarter and first nine months of 1994, particularly with regard to the provision for possible loan losses and expenses associated with foreclosed asset and workout expense. Such factors may continue to influence future operating results.

     Recent amendments to the Federal Deposit Insurance Improvement Act of 1991 require each federal banking agency to prescribe standards by regulation or guideline, relating to (i) certain operational and managerial matters and (ii) to the extent determined to be appropriate by such regulators, asset quality, earnings and stock valuation. Any such standards would apply to the Company's banking subsidiaries only and not to the Company directly. The Company is not aware of any presently proposed regulations or guidelines that would have any material effect on the operations or results of any of the Company's banking subsidiaries or, indirectly, of the Company.

     This discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1993.

ASSETS

     Total assets at September 30, 1994 were $1.8 billion compared with $2.0 billion at December 31, 1993. The Company's loan portfolio decreased 7%, or $89 million, since December 31, 1993. The decrease is primarily due to repayments while new loan activity has been affected by increased competition for the small-to-middle market credits. Another factor in the reduction of the portfolio was the chargeoffs of certain credits. See "Credit Quality and Reserve for Loan Loss" herein.

     Securities decreased $64.9 million since December 31, 1993 to $409.0 million at September 30, 1994, reflecting the maturity of short-term U.S. Treasury and Agency securities. At September 30, 1994, securities were principally comprised of mortgage-backed securities, U.S. Treasury and Agency securities, and corporate notes.

     On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board. This Standard addresses the accounting and reporting for debt and equity securities that have readily determinable market values. According to SFAS 115, these securities must be classified as either held-to-maturity, available-for-sale, or trading and are reported at either amortized cost or fair value, depending upon the classification. At September 30, 1994, the Company's portfolio consisted of $.1 million of securities held-to-maturity and $408.9 million available-for-sale. At December 31, 1993, all securities were classified in the available-for-sale category. Between December 31, 1993 and September 30, 1994, the application of SFAS 115 resulted in a decrease of $21.0 million to stockholders' investment, representing the change from an unrealized gain of $3.3 million after tax at December 31, 1993 to an unrealized loss of $17.7 million after tax at September 30, 1994. In light of the size of the unrealized loss and the current level of taxable income, the Company has concluded that $3.7 million is the appropriate deferred tax asset related to unrealized loss to be recorded at September 30, 1994. The decline in market value reflects the rapid increase in interest rates and corresponding decline in market prices for bonds, which has continued throughout the first nine months of 1994.

LIQUIDITY AND FUNDING

     Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through the maturity or sale of an entity's assets, such as loans and securities, liability sources such as increased deposits and purchased or borrowed funds, and access to the capital markets. While the Company's security portfolio is currently classified almost entirely as available-for-sale, the Company has no present intention or need to sell any of its securities or existing loan portfolio, other than a nominal volume of fixed rate residential mortgage loans sold to investors as they are originated.

     At September 30, 1994, liquidity, which includes excess cash, excess funds sold and unpledged securities, totaled approximately $246 million, or 14% of quarter-end assets compared to $310 million, or 15%, at December 31, 1993.

     The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits. Total deposits decreased $173.0 million, or 11%, to $1.5 billion since December 31, 1993. Approximately 79% of the decline occurred in savings and time deposits as the average yield has fallen from 2.91% for the fourth quarter of 1993 to 2.75% for the third quarter of 1994. Generally, rate-conscious investors are increasingly utilizing mutual funds and other nonbank vehicles to obtain higher rates of return.

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $2.6 million during the nine-month period ended September 30, 1994. Cash provided by operations resulted largely from net interest income from loans and securities, less the net difference of noninterest expense over noninterest income. Net cash provided by investing activities was due principally to the net decreases in short-term investments, net decreases in loans through repayment, and to an excess of proceeds from sales and maturities of securities over securities purchases. Net cash used for financing activities was primarily the result of decreases in both nontime deposits and certificates of deposit and a net decrease in short-term borrowings.

     At September 30, 1994, the parent company had $16.0 million in short-term investments. This balance reflects the investment of proceeds received from the sale of 2.87 million shares of the Company's common stock to more than sixty institutional investors in a European offering made under Regulation S of the United States Securities and Exchange Commission on August 12, 1993. These investments were reduced from $20 million to $16 million during the third quarter of 1994 as the Company paid its third annual principal installment of $4 million on its 8.5% senior notes.

     For the nine months ended September 30, 1994, the Company received a total of $3.0 million in dividends from United States Trust Company ("USTC"). During the same period, $4.9 million was contributed to UST Bank/Connecticut ("UST/CT") and $500 thousand was contributed to USTrust by the Company to supplement their respective equity capital accounts.

INTEREST RATE RISK

     Volatility in interest rates requires the Company to manage interest rate risk. Interest rate risk arises from differences in the timing of repricing assets and liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive ("positive GAP") and in time frames with more liabilities repricing than assets it is liability sensitive ("negative GAP"). Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity, presently equal to approximately 19% of total assets. The Company manages its interest rate GAP primarily by lengthening or shortening the maturity structure of the Company's securities portfolio.

     The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate. As interest rates rose during the first nine months of 1994, the prime rate and, therefore, the Company's yield on earning assets increased faster than the rate paid on interest-bearing liabilities.

     The following table summarizes the Company's GAP position at September 30, 1994. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Securities and demand deposits are categorized according to their expected lives. They are evaluated in conjunction with the Company's asset/liability management strategy and securities may be purchased or sold in response to expected or actual changes in interest rates, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At
September 30, 1994, the one-year cumulative GAP position was slightly negative at $57 million, or approximately 3% of total assets.

                                                          INTEREST SENSITIVITY PERIODS
                                            --------------------------------------------------------------

                                            0-30 DAYS     31-90 DAYS   91-365 DAYS   OVER 1 YEAR     TOTAL
                                            ---------     ----------   -----------   -----------     -----
                                                              (DOLLARS IN MILLIONS)
Loans......................................    $799          $  18        $  83          $350       $1,250
Short-term investments.....................      16                                                     16
Securities.................................       4              4           27           374          409
Other assets...............................                                   4           115          119
                                               ----          -----        -----          ----       ------
Total assets...............................     819             22          114           839       $1,794
                                               ----          -----        -----          ----       ------

Interest-bearing deposits..................     622             57          168           270        1,117
Borrowed funds.............................     168                                        11          179
Demand deposits............................      (4)                                      354          350
Other liabilities and stockholders'
  investment...............................       1                                       147          148
                                               ----          -----        -----          ----       ------
Total liabilities and equity...............     787             57          168           782       $1,794
                                               ----          -----        -----          ----       ------

GAP for period.............................    $ 32          $ (35)       $ (54)         $ 57
                                               ====          =====        =====          ====
Cumulative GAP.............................    $ 32          $  (3)       $ (57)         $  0
                                               ====          =====        =====          ====
As a percent of total assets...............    1.78%         (0.17)%      (3.18)%
                                               ====          =====        =====

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSS

     The Company maintains a reserve for possible loan losses to absorb future chargeoffs of loans in the existing portfolio. The reserve is increased by a loan loss provision charged to expense. When a loan, or portion thereof, is considered uncollectible, it is charged against the reserve. Recoveries on amounts previously charged off are added to the reserve when collected. Adequacy of the reserve for possible loan losses is determined using a consistent, systematic methodology which analyzes the size and risk of the loan portfolio on a monthly basis. Factors in this analysis include historical loan loss experience and asset quality, as reflected by delinquency trends, nonaccrual and restructured loans and the Company's credit risk rating profile. The Company's credit risk rating profile uses categories of risk based on those currently used by its primary regulators and accuracy of the ratings is monitored by an ongoing evaluation by the Company's Loan Review Department. Consideration is also given to the current and expected economic conditions and in particular how such conditions affect the types of credits in the portfolio and the market area in general. This analysis is documented monthly using a combination of numerical, statistical and qualitative analysis (including sensitivity tests) and a written conclusion discussing the rationale supporting the monthly adequacy of the loan loss reserve.

     The following table measures the Company's performance regarding some key indicators of asset quality:

                                       SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,
                                           1994          1994       1994         1993           1993
                                       ------------    -------    ---------   ------------  -------------
                                                         (DOLLARS IN MILLIONS)
Nonperforming assets:
     Nonaccrual loans...............       $ 69.5       $63.2       $48.6         $ 49.3       $ 65.4
     Accruing loans 90 days or more
       past due.....................          1.2         1.0         1.3             .5           .9
     Other real estate owned (OREO),
       net..........................         17.7        10.1        16.2           19.5         27.1
     Restructured loans.............         17.7        18.4        25.8           41.5         34.9
                                           ------       -----       -----         ------       ------
          Total nonperforming
            assets..................       $106.1       $92.7       $91.9         $110.8       $128.3
                                           ======       =====       =====         ======       ======
Reserve for loan losses.............       $ 62.2       $61.0       $60.9         $ 62.5       $ 74.9
Net chargeoffs for the quarter......          5.5         6.5         7.1           51.8**        8.0
OREO reserve........................          3.6         3.1         6.6            6.6          8.0
Ratios:
     Reserve to nonaccrual loans....         89.4%       96.6%      125.2%         127.0%       114.4%
     Reserve to total of nonaccrual
       loans, accruing loans 90 days
       or more past due and
       restructured loans...........         70.3%       74.0%       80.5%          68.5%        74.0%
     Reserve to period-end loans....          5.0%        4.7%        4.7%           4.7%         5.4%
     Nonaccrual loans to period-end
       loans........................          5.6%        4.9%        3.8%           3.7%         4.8%
     Nonaccrual and accruing loans
       over 90 days past due to
       period-end loans.............          5.7%        5.0%        3.9%           3.8%         4.8%
     Nonperforming assets to
       period-end loans, and OREO...          8.4%        7.1%        7.1%           8.3%         9.2%
     Nonperforming assets to total
       assets.......................          5.9%        5.0%        4.6%           5.4%         4.6%
     Net chargeoffs to average
       loans........................          1.7%*       2.0%*       2.2%*          3.7%**       2.3%*
     OREO reserve to OREO...........         16.9%       23.4%       28.9%          25.2%        22.7%
- - ---------------

 * Annualized
** Full year 1993

     During the second quarter of 1993, a strategy was developed which recognized that many troubled credits would require resolution in an expeditious manner in order to reduce the management and staff involvement and associated carrying costs. While this strategy would increase the initial cost of the workouts, it would allow the Company's resources to be redirected toward new business. One result of this strategy was to record a $30 million special loan loss provision in the second quarter of 1993 to reflect Management's estimate of possible future losses based upon the identified level of substandard and nonperforming assets.

     Total nonperforming assets at September 30, 1994 have decreased $4.7 million, or 4%, to $106.1 million since December 31, 1993, and have increased 14% from the $92.7 million reported at June 30, 1994. Nonperforming assets have declined $22.2 million, or 17%, from September 30, 1993 due primarily to paydowns, OREO sales, and chargeoffs.

     Future economic conditions could result in further deterioration of the Company's loan portfolio and the value of its OREO portfolio. Adverse developments could produce increases in delinquencies, nonperforming assets, restructured loans, and OREO writedowns which individually or collectively could have a material negative effect on future earnings. These factors could negatively affect the Company's income statement through reduced interest income, increased loan loss provisions, and higher costs to collect loans and maintain repossessed collateral.

CAPITAL AND REGULATORY AGREEMENTS

     There are three capital requirements which bank and bank holding companies must meet. Two requirements take into consideration risk inherent in assets for both on-balance and off-balance sheet items on a weighted basis ("risk-based assets"). Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital, as defined in the regulations, divided by risk-based assets) of 4% and 8%, respectively. Tier 1 capital is essentially shareholders' investment, net of intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The Company's risk-based assets were $1.51 billion at September 30, 1994 and $1.64 billion at December 31, 1993.

     The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of intangibles. It requires a minimum of 3% for the highest rated institutions and higher percentages for others.

     At September 30, 1994 and December 31, 1993, the Company's ratios and the regulatory minimum requirements applicable to the Company were:

                                               SEPTEMBER 30, 1994           DECEMBER 31, 1993
                                              --------------------         --------------------
                                              AMOUNT         PERCENT       AMOUNT         PERCENT
                                              ------         -----         ------         -----
                                                            (DOLLARS IN MILLIONS)
Tier 1 capital:
     Actual................................   $147.1          9.74%        $141.7          8.68%
     Minimum required*.....................   $ 60.4          4.00%        $ 65.3          4.00%
Total (Tier 1 and Tier 2) capital:
     Actual................................   $166.8         11.38%        $164.5         10.35%
     Minimum required*.....................   $117.3          8.00%        $130.6          8.00%
Tier 1 leverage capital:*..................   $147.1          7.98%        $141.7          7.06%

- - ---------------

* See discussion below. The Company has not been notified of a specific minimum requirement above the 3% for highest-rated institutions. However, two of the Company's banking subsidiaries, comprising almost all of the consolidated assets, have a 6% Tier 1 leverage capital requirement.

     Capital ratios have been calculated consistent with current regulatory policy which excludes the impact of SFAS 115 and the recording of an unrealized gain/loss on securities available-for-sale.

     The Company understands that a modification to current regulations is under consideration which would disallow, for regulatory capital calculations, the amount of deferred tax assets that are dependent upon future taxable income for a period greater than one year. If adopted, this proposal would not materially affect the reported ratios of the Company.

     The Company further understands that a new proposal by the FDIC would reduce capital by the unrealized loss resulting from SFAS 115. If adopted, Tier 1, total capital and Tier 1, leverage capital ratios at September 30, 1994 would be 8.58%, 10.18% and 7.08%, respectively.

     In February 1992, the Company's two Massachusetts-based banking subsidiaries, USTC and USTrust, each entered into a Consent Agreement and Order with the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Banks in the Commonwealth of Massachusetts ("Massachusetts Commissioner"). In accordance with these agreements, the banks agreed to, among other things, maintain a Tier 1 leverage capital ratio at or in excess of 6% by February 1993. At September 30, 1994 the Tier 1 leverage capital ratio of USTrust was 7.30% and was 31.75% for USTC. This compares with 6.49% and 23.75%, respectively, at December 31, 1993. In February 1994 the FDIC and Massachusetts Commissioner terminated and lifted the Consent Agreement and Order with USTC.

     Since June 1991, the Company's Connecticut-based banking subsidiary, UST/CT has been operating under a Stipulation and Agreement with the Commissioner of Banks for the State of Connecticut. This agreement was amended in August 1992, November 1993, and July 1994 and requires UST/CT to maintain a 6% Tier 1 leverage capital ratio. During the second quarter of 1994, regulators for UST/CT required that a portion of its deferred tax asset not be included in capital calculations. UST/CT's Tier 1 leverage capital ratio as modified in the preceding sentence at September 30, 1994 was 7.68% compared with 6.21% at December 31, 1993.

     Effective August 3, 1992, UST Corp. entered into a written agreement with the Federal Reserve Bank of Boston and the Massachusetts Commissioner which requires the Company to maintain Tier 1, Total risk-based and Tier 1 leverage capital ratios which conform to the Capital Adequacy Guidelines of the Board of Governors of the Federal Reserve System, and which take into account the current and future capital requirements of the subsidiary banks, without specifying a numeric minimum for the Tier 1 leverage capital ratio. The Company believes its consolidated ratios meet the required minimums.

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

     The Company and each of its subsidiary banks is currently in compliance with its respective capital requirements under these regulatory agreements. The Company believes that each of its subsidiary banks is also in satisfactory compliance with the other terms of the respective regulatory agreements (See
Part II, Item 1).

                             RESULTS OF OPERATIONS

COMPARISON OF 1994 WITH 1993

     The Company reported net income of $1.1 million, or $.06 per share, in the third quarter of 1994 and $3.4 million, or $.19 per share in the first nine months of 1994. This compares with net income of $2.0 million or $0.12 per share and net loss of $21.6 million, or $1.47 per share, for the same periods in 1993. Results for the nine-month period ending September 30, 1993 include a special loan loss provision of $30 million recorded in the second quarter in connection with the aforementioned strategy regarding problem asset resolution. Results for the first nine months of 1994 reflect declines in net interest income and noninterest income from the prior year, which were more than offset by a lower loan loss provision and decreased expenses associated with foreclosed assets and loan workout.

     The Company's net interest income on a fully taxable equivalent basis was $23.9 million in the third quarter of 1994 compared with $23.8 million for the same period in 1993. For the first nine months of 1994, net interest income on a fully taxable basis was $68.9 million compared with $70.4 million for the same period in 1993. Interest rate spread and margin increased in the third quarter of 1994 from the second quarter of 1994. The improved interest rate spread and margin this quarter was a direct result of increased earning asset yields coupled with stable rates on interest-bearing liabilities. (See "Net Interest Income Analysis" below.) The resultant increase in net interest income was partially offset by a continued decline in the volume of earning assets.

NET INTEREST INCOME ANALYSIS

     Due to the continued rise in interest rates since the beginning of 1994, increases in earning asset yields outpaced increases in the cost of interest-bearing liabilities. Specifically, the yield on interest-earning assets increased to 7.71% for the third quarter of 1994 compared with 7.38% for the second quarter of 1994. However, the cost of interest-bearing liabilities only increased from 2.89% last quarter to 2.93% this quarter. Although rates have risen throughout 1994, they are lower than both the third quarter and first nine months of

1993. The yield on interest-earning assets for the first nine months of 1994 was 7.40% compared to 7.69% in the first nine months of 1993, and the cost of interest-bearing liabilities was 2.87% compared to 3.19% in the first nine months of 1993.

     Average loans outstanding in the third quarter were $1.3 billion, $122 million lower than the same period in 1993. Average interest-bearing deposits were $1.1 billion, a decrease of $126 million from the 1993 third quarter average. For the first nine months of 1994, average loans outstanding were $1.3 billion, a decrease of $140 million from 1993, and average interest-bearing deposits were $1.2 billion, a decrease of $97 million. See "Assets" section above for discussion of changes in loan volume.

     Interest rate spread in the third quarter of 1994 was 4.78% compared with 4.50% for the second quarter of 1994. Net interest margin was 5.47% in the third quarter of 1994 compared with 5.13% last quarter. Interest rate spread was 4.53% and the net interest margin was 5.16% for the first nine months of 1994 compared with 4.49% and 5.04% for the same periods in 1993. See "Financial Condition" above for a discussion regarding loans and deposits.

     The following tables attribute changes in interest income, interest expense and the related net interest income for the quarter and nine months ended
September 30, 1994 when compared with the quarter and nine months ended
September 30, 1993, either to changes in average balances or to changes in average rates on interest-bearing assets and liabilities. In this table, changes attributable to both rate and volume are allocated on a weighted basis.

                                                                    INCREASE (DECREASE) FROM
                                                                QUARTER ENDED SEPTEMBER 30, 1993
                                                                ----------------------------------
                                                 QUARTER                        AMOUNTS DUE TO
                                                  ENDED                           CHANGES IN
                                               SEPTEMBER 30,    TOTAL        --------------------
                                                  1994         CHANGE        VOLUME         RATE
                                                 -------       -------       -------       ------
                                                              (DOLLARS IN THOUSANDS)
Interest income:
     Interest and fees on loans*..............   $26,570       $(1,757)      $(2,611)      $  854
     Interest and dividends on securities:
          Taxable.............................     6,652            13           125         (112)
          Nontaxable*.........................       122          (126)          (46)         (80)
     Interest on excess funds and other.......       367            64           (39)         103
                                                 -------       -------       -------       ------
          Total interest income*..............    33,711        (1,806)       (2,571)         765
                                                 -------       -------       -------       ------
Interest expense:
     Interest on deposits.....................     7,926        (1,987)         (937)      (1,050)
     Interest on short-term borrowings........     1,615           133          (164)         297
     Interest on other borrowings.............       265           (65)         (106)          41
                                                 -------       -------       -------       ------
          Total interest expense..............     9,806        (1,919)       (1,207)        (712)
                                                 -------       -------       -------       ------
Net interest income*..........................   $23,905       $   113       $(1,364)      $1,477
                                                 =======       =======       =======       ======

- - ---------------

* Fully taxable equivalent at the Federal income tax rate of 35% and includes applicable state taxes net of Federal benefit.

                                                                    INCREASE (DECREASE) FROM
                                                               NINE MONTHS ENDED SEPTEMBER 30, 1993
                                                  NINE         ------------------------------------
                                                 MONTHS                         AMOUNTS DUE TO
                                                  ENDED                           CHANGES IN
                                               SEPTEMBER 30,    TOTAL        --------------------
                                                  1994         CHANGE        VOLUME         RATE
                                                 -------       -------       -------       ------
                                                              (DOLLARS IN THOUSANDS)
Interest income:
     Interest and fees on loans*..............   $76,702       $(8,288)      $(8,358)      $   70
     Interest and dividends on securities:
          Taxable.............................    20,300        (1,188)        1,836       (3,024)
          Nontaxable*.........................       357          (273)         (130)        (143)
     Interest on excess funds and other.......     1,433         1,028           945           83
                                                 -------       -------       -------       ------
          Total interest income*..............    98,792        (8,721)       (5,707)      (3,014)
                                                 -------       -------       -------       ------
Interest expense:
     Interest on deposits.....................    24,582        (6,454)       (2,223)      (4,231)
     Interest on short-term borrowings........     4,434          (509)       (1,510)       1,001
     Interest on other borrowings.............       909          (194)         (304)         110
                                                 -------       -------       -------       ------
          Total interest expense..............    29,925        (7,157)       (4,037)      (3,120)
                                                 -------       -------       -------       ------
Net interest income*..........................   $68,867       $(1,564)      $(1,670)      $  106
                                                 =======       =======       =======       ======

- - ---------------

* Fully taxable equivalent at the Federal income tax rate of 35% and includes applicable state taxes net of Federal benefit.

NONINTEREST INCOME

     Total noninterest income decreased $.5 million in the third quarter of 1994 compared with the same period in 1993. Service charges on deposit accounts and gain-on-sale of securities declined $.1 million and $.1 million, respectively, while other noninterest income decreased $.2 million, a direct result of lower residual income from maturing equipment leases.

     Total noninterest income decreased $6.4 million in the nine months ended September 30, 1994 compared with the same period in 1993. The decrease is primarily due to fluctuations and variances in asset management fee-based income contingent on transaction volume and other factors. In addition, a decline in securities gains from $4.3 million in 1993 to $1.0 million in 1994 contributed to the decrease. Gains on securities were lower in 1994 compared with 1993 which included a larger amount of sales in response to a decrease in total deposits in the first quarter of 1993. Other noninterest income decreased $1.2 million and the following are the more significant reasons: Lease income decreased $.7 million due to a decline in residuals on completed leases and income from home equity loans purchased from the Resolution Trust Corporation at a substantial discount in late 1991 decreased $.4 million as the principal declines due to paydowns.

NONINTEREST EXPENSE

     Total noninterest expense for the third quarter of 1994 increased $2.4 million to $23.1 million from $20.7 million for the same period in 1993. The increase is due to the following significant reasons: Personnel-related costs increased $2.0 million due to third quarter 1994 severance payments of $.5 million, an asset management division revenue-sharing provision of $.6 million (See discussion below), higher pension expense of $.4 million and additional staffing. Other noninterest expense increased $.8 million as a result of a special reduction in the Company's reserve for litigation recorded in the third quarter of 1993. Foreclosed asset and workout expense declined $.6 million.

     The Company and certain senior executives in USTC's asset management division are presently negotiating the terms of employment agreements designed to maximize the profitability and grow the assets under management of the asset management business. The proposed agreements are also designed to increase the foregoing executives' participation in the value created in the asset management business and, in a change-in-control situation, increase the likelihood that a prospective purchaser will retain the services of the executives. The agreements are expected to contain revenue-sharing provisions which will permit the asset management division to use a specified percentage of its base revenues for the payment of expenses of the operation, including incentive compensation. The revenue-sharing provisions are expected to represent a percentage of base revenues to be defined in the agreements and would become effective upon the execution of the agreements. In connection therewith, the Company has recorded an estimated revenue-sharing accrual of $.6 million for the quarter ended September 30, 1994 and, subject to the level of defined base revenues, would record a similar accrual for the fourth quarter. It has also been proposed that the revenue-sharing provisions be applied retroactively to January 1, 1994. In the event of such retroactive application, the Company would record an additional accrual during the fourth quarter subject to the final terms of the proposed agreements. Such accrual would include adjustments for incentive accruals already recorded under existing arrangements and would contain other exclusions from defined base revenues.

     Total noninterest expense for the first nine months of 1994 decreased $4.6 million to $67.8 million from $72.4 million for the same period in 1993. Foreclosed asset and workout expense declined $11.9 million primarily due to decreases in writedowns of OREO to net realizable value. Personnel-related costs increased $3.9 million due to severance payments of $.7 million, an asset management division revenue-sharing provision of $.6 million, higher pension expense of $.8 million and additional staffing and merit increases. Net occupancy expense for the 1994 period includes a writedown of $.3 million in connection with a sale of a former branch building. Other noninterest expense increased $3.0 million in the nine-month comparisons. This increase was largely due to a special reduction of $.8 million in the Company's reserve for litigation recorded in the 1993. An increase of $.7 million was attributable to fees paid for consulting services on a number of planning and operational improvement initiatives and for consulting services by certain Company executives. Appraisal fees increased $.6 million for new appraisals ordered on a large number of collateral-based loans. Advertising expense increased $.8 million due to increased promotional campaigns.

INCOME TAXES

     The Company recorded tax provisions of $447 thousand in the third quarter of 1994, and $834 thousand in the third quarter of 1993. This compares with a tax provision of $1.5 million for the first nine months of 1994 and a tax benefit of $12.8 million, net of the effect of SFAS No. 109 noted below, in 1993. Income taxes are a direct result of the level and composition of pre-tax income.

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

     As of September 30, 1994, the Company had a deferred tax asset of approximately $10.4 million, net of a valuation allowance of $4.0 million, included in other assets which is expected to be realized against future taxable income. Management believes that it is more likely than not that the Company will realize the benefit of these deferred tax assets.

RECENT ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board (FASB) has issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual of a liability for all types of benefits paid to former or inactive employees after employment but before retirement. The Company has determined that this statement will have no material effect on its financial statements. Adoption of the statement was required for fiscal years beginning after December 15, 1993.

     FASB has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that all creditors value all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This statement would apply for fiscal years beginning after December 15, 1994. Portions of SFAS No. 114 have been amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." The effect on the Company's results of operations has not yet been determined.

                          PART II -- OTHER INFORMATION

     For the quarter ended September 30, 1994, Items 2 through 4 of Part II are either inapplicable or would elicit a response of "NONE" and therefore no reference thereto has been made herein.

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

ITEM 5.  OTHER INFORMATION

     (a) Retirement of Paul M. Siskind as Chairman of the Board and Director of the Company.

     Effective October 18, 1994 Paul M. Siskind retired (and accordingly resigned) as Chairman of the Board and as a Director of the Company. William Schwartz, Vice Chairman of the Board of UST Corp. has assumed the responsibilities of the Chairman until a successor is named.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- Press Release, dated September 29, 1994 concerning the retirement (and related resignation) of Paul M. Siskind as Chairman and as a Director of the Company effective October 18, 1994.

     (b) Exhibits -- Article 9 Summary financial information for nine months ended September 30, 1994 (Exhibit 27).

     (c) Reports on Form 8-K -- The Company filed a Current Report on Form 8-K with the Commission on October 3, 1994 regarding the retirement (and related resignation) of Paul M. Siskind as Chairman of the Board and as a Director of the Company.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UST CORP.

Date:  November 14, 1994                        By:        /S/  NEAL F. FINNEGAN
                                                  ......................................
                                                      NEAL F. FINNEGAN, PRESIDENT AND
                                                          CHIEF EXECUTIVE OFFICER

Date:  November 14, 1994                        By:         /S/  JAMES K. HUNT
                                                  ......................................
                                                       JAMES K. HUNT, EXECUTIVE VICE
                                                         PRESIDENT, TREASURER AND
                                                          CHIEF FINANCIAL OFFICER