Form 10-K
UST CORP
filed 1995-03-29
CIK 316901

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994              COMMISSION FILE #0-9623

                                   UST CORP.
             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                                      04-2436093
        (State or other jurisdiction                           (I.R.S. Employer
     of incorporation or organization)                       Identification No.)
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The number of shares of common stock held by nonaffiliates of the registrant as of March 10, 1995 was 15,081,592 for an aggregate market value of $162,127,114.

     At March 10, 1995, there were issued and outstanding 17,635,425 shares of common stock, par value $0.625 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the 1995 Annual Meeting are incorporated by reference in Items 10, 11, 12 and 13 of Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
                                             PART I
Item 1    Business.....................................................................    1
Item 2    Properties...................................................................    9
Item 3    Legal Proceedings............................................................   10
Item 4    Submission of Matters to a Vote of Security Holders..........................   10
                                             PART II
Item 5    Market for the Registrant's Common Stock and Related Stockholder Matters.....   11
Item 6    Selected Financial Data......................................................   12
Item 7    Management's Discussion and Analysis of Financial Condition and
            Results of Operations
          Financial Condition at December 31, 1994.....................................   13
          Results of Operations........................................................   24
Item 8    Financial Statements and Supplementary Material..............................   30
Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................................   55
                                            PART III
Item 10   Directors and Executive Officers of the Registrant...........................   55
Item 11   Executive Compensation.......................................................   57
Item 12   Security Ownership of Certain Beneficial Owners and Management...............   57
Item 13   Certain Relationships and Related Transactions...............................   57
                                             PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   57
          Signatures...................................................................   61

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

     UST Corp. (the "Company"), a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), was organized as a Massachusetts business corporation in 1967. The Company is subject to examination by, and is required to file reports with, the Commissioner of Banks of the Commonwealth of Massachusetts (the "Massachusetts Commissioner"). The Company's banking subsidiaries are USTrust and United States Trust Company ("USTC"), each headquartered in Boston and each a Massachusetts trust company, and UST Bank/Connecticut ("UST/Conn"), headquartered in Bridgeport, a Connecticut trust company. All of the common stock of USTrust, USTC, and UST/Conn is issued to and owned by the Company. In addition, the Company owns, indirectly through its banking subsidiaries, all of the outstanding stock of three active nonbanking subsidiaries, all Massachusetts corporations: UST Leasing Corporation, UST Data Services Corp. and UST Capital Corp.

     The Company engages in one line of business, that of providing financial services through its banking and nonbanking subsidiaries. A broad range of financial services is provided principally to individuals and small- and medium-sized companies in New England including those located in low- and moderate-income neighborhoods. In addition, an important component of the Company's financial services is the provision of trust and money management services to professionals, corporate executives, nonprofit organizations, labor unions, foundations, mutual funds and owners of closely-held businesses in the New England region.

     As of the close of business on December 31, 1994, the Company's total assets were approximately $1.8 billion and USTrust, the lead bank, had over $1.7 billion or 94% of the Company's consolidated assets.

THE SUBSIDIARY BANKS

     USTrust and UST/Conn are engaged in a general commercial banking business and accept deposits which are insured by the Federal Deposit Insurance Corporation ("FDIC"). USTC, which has full banking powers and accepts deposits which are insured by the FDIC, focuses its activity on trust and money management, venture capital and other fee generating businesses. Two of the Company's banking subsidiaries are located in Massachusetts and one is located in Connecticut.

RECENT DEVELOPMENTS

Recent Operating History and Asset Quality Summary

     The Company reported net income of $4.75 million, or $0.27 per share for 1994, as compared with a net loss of $20.1 million, or $1.31 per share in 1993. Non-performing assets at December 31, 1994, consisting of nonaccrual loans, restructured loans, accruing loans greater than 90 days past due and other real estate owned, were $84.9 million, down from a level of $110.8 million at December 31, 1993. Loans measured as substandard by the Company's internal risk rating system, also declined during the year from a level of $255 million at December 31, 1993 to $115 million at December 31, 1994. Under the Company's definition, substandard loans are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. See pages 20 and 24 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Bank Regulatory Agreements and Orders

     In February 1992, USTC and USTrust entered into separate Consent Agreements and Orders with the FDIC and the Massachusetts Commissioner. The Company also entered into a written agreement with the Federal Reserve Bank of Boston (the "FRB-Boston") and the Massachusetts Commissioner in August 1992. Since June 1991, the Company's Connecticut-based banking subsidiary, UST/Conn, has been operating under a Stipulation and Agreement with the Commissioner of Banks for the State of Connecticut (the "Connecticut Commissioner"), which agreement was amended in August 1992, November 1993 and July

1994. (The foregoing are hereinafter collectively referred to as the "Regulatory Agreements."). In February 1994, the FDIC and the Massachusetts Commissioner terminated and lifted the Consent Agreement and Order with USTC.

     The remaining Regulatory Agreements require that the Company, USTrust and UST/Conn refrain from paying dividends without prior regulatory consent and the Company has not paid a cash dividend to its stockholders since July 1991. Despite the termination of its Regulatory Agreement, USTC has agreed to continue to request regulatory consent prior to the payment of dividends. The Regulatory Agreements further require USTrust and UST/Conn to maintain Tier 1 leverage capital ratios at or in excess of 6%. Each of the Company's subsidiary banks is in compliance with its respective capital requirements. As provided in the Regulatory Agreements, the Company, USTrust and UST/Conn have reduced levels of nonperforming assets and have implemented written plans and policies concerning, among other matters credit administration, loan review and intercompany transactions. USTrust and UST/Conn have also revised and expanded their investment and funds management policies as required by the Regulatory Agreements. Moreover, the Company has agreed to give the FRB-Boston and the Massachusetts Commissioner prior notice of certain significant expenditures and certain increases in management compensation. The Company has filed (and will continue to file) with the regulatory agencies a broad range of periodic reports and updated strategic plans. For a discussion of capital in the context of the Regulatory Agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital" on page 18.

     In addition to the foregoing, in 1994, UST/Conn entered into an informal Memorandum of Understanding with the FDIC under the significant terms of which UST/Conn undertook to: increase the level of Board monitoring of UST/Conn's Community Reinvestment Act ("CRA") activities and lending data; develop and implement an improved CRA marketing program; and consider more effective utilization of available government lending programs and certain other matters.

Asset Management Employment Agreements

     As of January 1, 1995, the Company and USTC, subject to regulatory approval, entered into Employment Agreements with five key executives in the Asset Management Division of USTC. These Employment Agreements are designed: (i) to induce those key executives to continue in the employ of USTC and to accept certain non-competition agreements; (ii) to raise the share of Asset Management Division revenues retained by Management of the Division; (iii) to provide assurances to those key executives that they will be allowed to continue to manage the Division with the degree of independence they currently enjoy; and
(iv) to provide strong economic incentives for those executives to increase the Division's aggregate revenues. Although the foregoing Employment Agreements were entered into as of January 1, 1995, the revised revenue sharing arrangements were effective as of July 1, 1994 and were reflected in the previously reported third and fourth quarter financial results of the Company. Each of the Employment Agreements provide for two and one-half year original terms commencing January 1, 1995 and (unless terminated by the employee by giving the Company and USTC six months prior notice) successive six month renewal terms thereafter. In the event, however, that a Triggering Event or change in ownership of USTC or the Company (as defined in the Employment Agreements) occurs during the original term or a renewal term, a new, approximately three-year term will be triggered and the key employee will receive in exchange for an extension of his or her employment period together with the related noncompetition agreements, a Formula Payment, as defined in the Employment Agreement, which will be based upon the Asset Management Division's revenues during the year preceding the Triggering Event. For a further discussion of the financial impact of these new compensation arrangements, see pages 26 and 27 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS SERVICES

     USTrust and UST/Conn provide commercial banking services, including deposit, investment, cash management, payroll, wire transfer, leasing and lending services throughout New England. Commercial and industrial lending takes the form primarily of direct loans and includes lines of credit, revolving credits, domestic and foreign letters of credit, term loans, mortgage loans, receivable, inventory and equipment loans and other specialized lending services. Furthermore, the Company provides additional services to small business customers through utilization of government sponsored and assisted loan programs and through the Company's Minority Enterprise loan program. In 1994, USTrust was certified by the SBA as a "Small Business Association Lender". USTrust also provides merchant credit card services. USTC provides deposit services and other banking services, but focuses its activities on money management, venture capital and other fee generating services. Through loan participations, each bank is able to provide credit to businesses in its area up to the limit available to the combined banks. At December 31, 1994, the combined lending limit to a single borrower of the subsidiary banks was approximately $29 million.

CONSUMER SERVICES

     Consumer services are provided by USTrust and UST/Conn to customers in their respective areas. These services include savings and checking accounts, NOW and money market accounts, consumer loans, night depositories, credit cards (through a private label arrangement), safe deposit box facilities and travelers' checks. In 1994 the Company repriced and added further enhancements to its Choice Checking retail account product, which combines a relatively modest fee structure with ancillary travel, insurance and other "lifestyle" benefits. The Company in 1994 also began offering a basic savings account service to accompany its basic checking account service, both of which are designed to serve the needs of individual customers of moderate means. Consumer loans include residential first mortgage and home equity loans and loans to finance education costs as well as open-ended credit via cash reserve facilities. Automobile loans reached a volume of approximately $94 million as of December 31, 1994. In 1994, the Company's Affordable Mortgage Program, designed to provide certain customers of USTrust and UST/Conn who may not qualify for traditional mortgage financing with an alternate means of financing or refinancing a residence, saw increased volume. The Company's banking subsidiaries, which currently have an aggregate of 33 banking offices, maintain an automated teller machine system which through membership in the Cirrus and InfiNet Payment Services, Inc. networks provides the Company's customers with access to their accounts at locations throughout the United States. Most of the Company's ATM machines provide information to customers in three languages, English, Spanish and Portuguese. The Company provides a broad range of services in connection with its consumer automobile lending program. The Company's banking subsidiaries offer an integrated Preferred Banking Services which combines a wide range of the Company's retail banking products.

INVESTMENT SERVICES

     The Investment Group located at USTrust and UST/Conn was formed in May 1994. The Investment Group, through Essex National Securities, Inc., an unaffiliated, licensed broker-dealer, offers mutual funds (whose investments are managed by nonaffiliated third parties), treasury bills, notes, corporate bonds, state, federal and municipal bonds and discount brokerage services to the customers of USTrust and UST/Conn.

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

ASSET AND MONEY MANAGEMENT AND TRUST SERVICES

     Asset and money management, custodial and trust services are provided by USTC. In addition, USTC provides services as executor, administrator and trustee of estates and acts, under the terms of agreements, in various capacities such as escrow agent, bond trustee and trustee and agent of pension, profitsharing and other employee benefit trusts. At December 31, 1994, the total assets under management of USTC were approximately $3.1 billion. See "Recent Developments -- Asset Management Employment Agreements", above.

SECURITIES PORTFOLIOS MAINTAINED BY THE COMPANY

     The subsidiary banks maintain securities portfolios consisting primarily of U.S. Treasury, U.S. Government Agency, corporate and municipal securities. Essentially all of the Company's securities are deemed "available-for-sale" which enhances the liquidity position of the Company and allows for flexibility in management of interest rate risk. USTrust's securities portfolio also includes certain other equity investments as allowed within limits prescribed by Massachusetts law. Such investments currently include, among others, equity interests in the Massachusetts Housing Investment Corporation's Limited Partnership Equity Fund for Affordable Housing, and in the Massachusetts Minority Enterprise Corporation. The Treasury Division of the Company provides securities portfolio advisory services to the Company's affiliated banks.

PRINCIPAL NONBANKING SUBSIDIARIES

     UST Leasing Corporation, a subsidiary of USTrust organized in 1987, provides a broad range of equipment leasing services to major corporations headquartered throughout the United States. In 1994, UST Leasing Corporation developed a line of leasing products designed to meet the needs of the Company's small business customers and other business entities with similar needs. As of December 31, 1994, UST Leasing Corporation's total assets were approximately $26.8 million.

     UST Data Services Corp., organized in 1981 and a subsidiary of USTrust, provides a full range of electronic data processing, deposit and other operations services to the Company and its affiliates.

     UST Capital Corp., organized in 1961 and acquired by the Company in 1969, is a subsidiary of USTC and is a licensed Small Business Investment Company. It specializes in equity and longterm debt financing for growth-oriented companies.

COMPETITIVE CONDITIONS

        The Company's banking and nonbanking subsidiaries face substantial competition throughout Massachusetts and Connecticut. This competition is provided by commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, "nonbank banks," money market mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. In addition, the Company anticipates increased competition from out-of-state and foreign banks and bank holding companies as those entities increase their usage of interstate banking powers granted since 1983 as well as by the September 1994 enactment of the Riegle-Neal Interstate Banking and Branching Act (discussed under "Supervision and Regulation of the Company and its Subsidiaries" below). During the past several years, the closing by regulators of a number of banks and bank holding companies in Eastern Massachusetts and Connecticut followed, in general, by acquisitions of small- and medium-sized banks and bank holding companies by the largest New England bank holding companies, as well as recently somewhat improved economic conditions within the region have resulted in fewer but financially stronger competitors in the local markets served by the Company's banking subsidiaries.

SUPERVISION AND REGULATION OF THE COMPANY AND ITS SUBSIDIARIES

  GENERAL

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the Company is subject to substantial regulation and supervision by the Federal Reserve Board. As state-chartered banks, USTC, USTrust and UST/Conn (collectively, the "Subsidiary Banks") are subject to substantial regulation and supervision by the FDIC and the applicable state bank regulatory agencies. Such activities are often intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Company and its subsidiaries. Federal and state banking and other laws impose a number of requirements and restrictions on the business operations, investments and other activities of depository institutions and their affiliates. Since

1992, the Company and its banking subsidiaries have been operating under regulatory agreements and orders with state and federal bank regulatory authorities. In February 1994, the order under which USTC was operating was lifted and terminated. See "Recent Developments-Bank Regulatory Agreements and Orders" above.

GENERAL SUPERVISION AND REGULATION

     The Company, as a bank holding company under the BHC Act, is registered with the Federal Reserve Board and is regulated under the provisions of the BHC Act. Under the BHC Act the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing or controlling banks or furnishing services to, or acquiring premises for, its affiliated banks, except that the Company may engage in and own voting shares of companies engaging in certain activities determined by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or to managing or controlling banks "as to be a proper incident thereto."

     The Company is required by the BHC Act to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank.

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

     The Connecticut General Statutes require that the Company furnish to the Connecticut Commissioner such reports as the Connecticut Commissioner deems appropriate to the proper supervision of the Company. The Connecticut Commissioner is also authorized to make examinations of the Company and its Connecticut subsidiaries including UST/Conn, and to order the Company to cease and desist from engaging in any activity which constitutes a serious risk to the financial safety, soundness or stability of the Company or UST/Conn, or is inconsistent with sound banking principles or the provisions of the banking laws of Connecticut.

     The location of nonbank subsidiaries of the Company is not restricted geographically under the BHC Act. In 1989, after the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Federal Reserve Board amended its regulations under the BHC Act to permit bank holding companies, as a nonbanking activity, to own and operate savings associations without geographical restrictions. Furthermore, in September, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking Act") was enacted. The Interstate Banking Act's provisions, among other things: (i) permit bank holding companies, under certain circumstances, to acquire control of banks in any state beginning September 28, 1995, subject to
(a) specified maximum national and state deposit concentration limits; (b) any applicable state law provisions requiring that the acquired bank has to have been in existence for a specified period of up to 5 years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorize interstate mergers by banks in different states, including branching through bank mergers, beginning June 1, 1997, subject to the provisions noted in
(i) and to any state laws that opt in as of an earlier date or opt out of the provision entirely; (iii) authorize states to enact legislation permitting interstate de novo branching; and (iv) provide for parity of treatment for foreign bank branch activities. Proposed legislation has been filed in each of Massachusetts and

Connecticut which, if enacted, would cause those jurisdictions to "opt-in" prior to June 1, 1997. The full impact of the Interstate Banking Act will not be clear until the state legislatures have voted and the banking regulatory agencies have adopted final regulations.

     The Subsidiary Banks, whose deposits are insured by the FDIC, and the subsidiaries of such banks are subject to a number of regulatory restrictions, including certain restrictions upon: (i) extensions of credit to the Company and the Company's nonbanking affiliates (collectively with the Company, the "Affiliates"), (ii) the purchase of assets from Affiliates, (iii) the issuance of a guarantee or acceptance of a letter of credit on behalf of Affiliates and
(iv) investments in stock or other securities issued by Affiliates or acceptance thereof as collateral for an extension of credit. In addition, all transactions among the Company and its direct and indirect subsidiaries must be made on an arm's length basis and valued on fair market terms. The Subsidiary Banks pay substantial deposit insurance premiums to the FDIC. Such deposit premium rates were substantially increased in 1992 pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). In early 1995, the FDIC proposed that deposit premiums be reduced substantially, except for banks with the most unfavorable risk profiles. It is too early to determine whether this proposal will be implemented or what effect it will have on the Company's earnings.

     Federal Reserve Board Policy requires bank holding companies to serve as a source of strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity. A bank holding company also can be liable under certain provisions of FDICIA for the capital deficiencies of an undercapitalized bank subsidiary. In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims. Under the cross-guarantee provisions of the Federal Deposit Insurance Act, if any or all of the Subsidiary Banks were placed in conservatorship or receivership, the Company, as sole stockholder, would likely lose its investment in the applicable Subsidiary Bank or Subsidiary Banks, and, in addition, its investment in its other Subsidiary Bank or Subsidiary Banks would be at risk.

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

     Under the uniform regulations, a well-capitalized institution has a minimum tier 1 capital-to-total risk-based assets ratio of 6 percent, a minimum total capital-to-total risk-based assets ratio of 10 percent and a minimum leverage ratio of 5 percent and is not subject to any written agreement, order or capital directive. An adequately capitalized institution meets all of its minimum capital requirements under the existing capital adequacy guidelines. An undercapitalized institution is one that fails to meet any one of the three minimum capital requirements. A significantly undercapitalized institution has a tier 1 capital-to-total risk-based assets ratio of less than 3 percent, a tier 1 leverage ratio of less than 3 percent or a total capital-to-total risk-based assets ratio of less than 6 percent. A critically undercapitalized institution has a tier 1 leverage ratio of 2 percent or less. An institution whose capital ratios meet the criteria for a well capitalized institution may be classified as an adequately capitalized institution due to qualitative and/or quantitative factors other than capital adequacy. An adequately capitalized institution or undercapitalized institution, may under certain circumstances, be required to comply with supervisory action as it if were in the next lower category.

     An undercapitalized institution is required to submit a capital restoration plan for acceptance by the appropriate federal banking agency and will be subject to close monitoring of both its condition and compliance with, and progress made pursuant to, its capital restoration plan. The capital restoration plan will be accepted only if (i) it specifies the steps that will be taken to become adequately capitalized and the activities in which the institution will engage, (ii) it is based upon realistic assumptions and it is likely to succeed in restoring the institution's capital, (iii) it does not appreciably increase the institution's risk exposure and (iv) each holding company that controls the institution provides appropriate assurances of performance and guaranties that the institution will comply with the plan until the institution is adequately capitalized on an average basis for each of four consecutive quarters. Liability under the guaranty is the lesser of (i) five percent of the institution's total assets at the time it become undercapitalized and (ii) the amount necessary to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with the plan. An institution that fails to submit an acceptable plan may be placed into conservatorship or receivership unless its capital restoration plan is accepted. An undercapitalized institution will also be subject to restrictions on asset growth, acquisitions, branching, new activities, capital distributions and the payment of management fees.

     FDICIA requires the appropriate regulatory agencies to take one or more specific actions against significantly undercapitalized institutions and undercapitalized institutions that fail to submit acceptable capital restoration plans, which actions include but are not limited to (i) requiring the institution to sell shares or other obligations to raise capital, (ii) limiting deposit interest rates, (iii) requiring the election of a new board of directors and/or dismissing senior executive officers and directors who held such positions for more than 180 days before the institution became undercapitalized,
(iv) prohibiting receipt of deposits from correspondent banks, (v) requiring divestiture or liquidation of one or more subsidiaries and (vi) requiring the parent company to divest the institution if such divestiture will improve the institution's financial condition and future prospects. In addition, an insured institution that receives a less-than-satisfactory rating for asset quality, management, earnings or liquidity may be deemed by its appropriate federal banking regulator to be engaging in an unsafe or unsound practice for purposes of issuing an order to cease and desist or to take certain affirmative actions. If the unsafe or unsound practice is likely to weaken the institution, cause insolvency or substantial dissipation of assets or earnings or otherwise seriously prejudice the interest of depositors or the FDIC, a receiver or conservator could be appointed. Finally, subject to certain exceptions FDICIA requires critically undercapitalized institutions to be placed into receivership or conservatorship within 90 days after becoming critically undercapitalized.

     The Federal Reserve Board has indicated that it will consult with each federal banking agency regulating the bank subsidiaries of a holding company to monitor required supervisory actions, and based upon an assessment of these developments, will take appropriate action at the holding company level.

     Under FDICIA, federal bank regulators are also required to see that changes are made in the operations and/or management of a bank or bank holding company if the financial institution is deemed to be "undercapitalized." Under FDICIA, a depository institution that is "adequately capitalized" but not "well capitalized" is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. In addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. The Company believes that the application of these limitations to it would not have a material effect on its funding or liquidity.

     USTC is currently classified as "well capitalized" and USTrust and UST/Conn are each currently classified as "adequately capitalized".

     Additional regulations adopted pursuant to FDICIA include: (1) real estate lending standards for depository institutions, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (2) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (3) rules implementing the FDICIA provisions prohibiting, with certain exceptions, insured state banks from making equity investments or engaging in activities of the types and amounts not permissible for national banks; and (4) rules and guidelines for enhanced financial reporting and audit requirements. Rules currently proposed for adoption pursuant to FDICIA include:
(1) revisions to the risk-based capital guidelines regarding interest rate risk, concentrations of credit risk and the risks posed by "nontraditional activities", and (2) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and compensation standards.

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

     Pursuant to the Community Reinvestment Act ("CRA"), federal regulatory authorities review the performance of the Company and its subsidiary banks in meeting the credit needs of the communities served by the subsidiary banks. The applicable federal regulatory authority considers compliance with this law in connection with applications for, among other things, approval of branches, branch relocations and acquisitions of banks and bank holding companies. USTrust's current CRA rating is "outstanding" and UST/Conn's current CRA rating is "needs improvement". UST/Conn in 1994 entered into an informal Memorandum of Understanding concerning CRA matters with the FDIC as described under "Recent Developments -- Bank Regulatory Agreements and Orders" above. The FDIC has determined that it will no longer examine USTC, which focuses upon trust and asset management activities, for CRA compliance. The Massachusetts Commissioner has continued to examine USTC for CRA compliance, and currently rates USTC "satisfactory".

     On September 23, 1994, the federal Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act") was enacted. The Community Development Act establishes financial and other assistance for entities involved primarily in community development activities. The Community Development Act's provisions also make changes in a number of areas including, among others: (i) increasing restrictions on some types of high interest loans; (ii) improving small business access to capital; (iii) requiring federal banking agencies to, among other things, coordinate examinations and establish uniform regulations and guidelines where appropriate; (iv) simplifying and expediting the processing and approvals for certain applications; (v) expanding the exemptions available to a holding company's subsidiary banks with respect to FDICIA's audit requirements; (vi) adding flexibility to FDICIA's safety and soundness standards by, among other things, permitting their issuance as guidelines and allowing banking agencies more discretion in handling noncompliance; (vii) amending certain requirements on insider loans; (viii) modifying local residency requirements for national bank directors; (ix) limiting the applicability of certain real estate settlement procedures; and (x) extending some management interlocks exemptions. It is anticipated that the Community Development Act will reduce slightly certain regulatory burdens on financial institutions, including the Company's subsidiaries.

     From time to time various proposals are made in the United States Congress as well as state legislatures which would alter the powers of, and place restrictions on, different types of bank organizations as well as bank and nonbank activities. Such legislative proposals include proposals related to expansion of bank powers and increased consumer compliance disclosure requirements. It is impossible to predict whether any of the current proposals will be adopted and the impact of such adoption on the business of the Company or its subsidiaries.

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

     During the period from 1990 through 1993, the Company's primary loan market, the New England region, suffered from a weak economic environment. The economic climate contributed to a decline in real estate values and adversely affected the net worth of certain borrowing customers of the Company's subsidiary banks and the Company's collateral position with respect to certain loans. The New England regional economy improved somewhat in 1994, which aided the Company's loan workout efforts in 1994. The New England region, however, still lags behind the economic growth experienced in the other regions of the United States. Most of the Company's loans outstanding are from borrowers located in Eastern Massachusetts and a substantial portion of these loans are various types of real estate loans; still others have real estate as additional collateral. At year-end 1994, the Company's exposure to credit risk from borrowers who had real estate as their primary collateral support, included $426 million of loans. In addition to the foregoing, during the second half of 1994 and early 1995 prevailing interest rates rose substantially. The current increase and further increases, if any, in the Base Lending Rate used by the Company's subsidiary banks may have an adverse effect upon the ability of some borrowers to repay their loans. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" below.

GENERAL

     No significant portion of the loans or deposits of any of the Company's banking subsidiaries results from one or several accounts, the loss of which would materially affect its business. The Company does not experience significant seasonal fluctuations in its business.

EMPLOYEES

     As of December 31, 1994, the Company and its subsidiaries employed approximately 870 full-time plus part-time people.

ITEM 2.  PROPERTIES

     USTrust owns a twelve-story brick and steel building constructed in 1915 and located at Government Center, 30-40 Court Street, Boston, Massachusetts. The banking premises of USTrust, USTC and the offices of the Company and all of its nonbanking subsidiaries utilize 99.9% of the 89,014 square feet in the building and the remaining space is leased as offices to one tenant.

     The Company currently leases a three-story brick office building of approximately 37,900 square feet as well as 29,003 square feet in a recently-constructed adjacent office tower at 141 Portland Street, Cambridge, Massachusetts, all of which is used by USTrust and UST Data Services Corp. USTrust also leases approximately 26,080 square feet of space at 25-55 Court Street, Boston, which is used primarily to house staff support services. In 1991, USTC sold the 25-55 Court Street, Boston, building to a third party, unaffiliated with the Company.

     USTrust owns six branch offices in Boston, Milton Village, Norwood, Randolph, Stoughton and Swampscott, Massachusetts, all of which were acquired by the Company in 1991 from the Resolution Trust Corporation as part of the acquisition and assumption of certain assets, deposits and branches of Home Owners Savings Bank F.S.B. USTrust also owns four branch offices in Canton, Gloucester, Milton, and Natick, Massachusetts. UST/Conn owns one branch office in Huntington, Connecticut. UST/Conn also owns a former branch building in Shelton, Connecticut, which it expects to sell to a non-affiliated third party in 1995. The remaining branch offices of the Company occupy leased premises.

     The 1995 annual leasehold commitment for all premises leased by the Company's subsidiaries totals approximately $3,955,000, not including expenses related to tax or maintenance escalation provisions. See Note 14 to the Company's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of operations, the Company and its subsidiaries become defendants in a variety of judiciary and administrative proceedings. In the opinion of management, however, there is no proceeding pending, or to the knowledge of management threatened, which is likely to result in a material adverse change in the financial condition or results of operations of the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    --NONE--

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The common stock of the Company is traded over the counter and its price is quoted on the NASDAQ National Market System. During the period January 1, 1993, to December 31, 1994, the range of bid prices was as follows:

                                                 1994                             1993
                                      --------------------------       --------------------------
                                      LOWEST BID     HIGHEST BID       LOWEST BID     HIGHEST BID
                                      ----------     -----------       ----------     -----------
1st quarter.........................   10 1/2         13 1/2             8 3/4         12 1/2
2nd quarter.........................   12 5/8         14 3/8             7 3/8          9 1/2
3rd quarter.........................   11 1/4         13 1/2             7 1/2         10 7/8
4th quarter.........................    8 3/4         11 3/4            10 1/4             12

     Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     The number of holders of record of common stock of the Company was 2,059 at January 31,1995.

     There were no dividends declared during 1994 and 1993.

     Future dividends will depend upon the financial condition and earnings of the Company and its subsidiaries, their need for funds and other factors, including applicable government regulations and regulatory consent. See "Recent Developments -- Bank Regulatory Agreements and Orders" in Part 1, Item 1 above, and the discussion of capital in Management's Discussion and Analysis of Financial Condition and Results of Operations below.

     In connection with the $20 million senior debt private placement transaction of August 1986 of which $8 million currently remains outstanding (see Note 8 to the Notes to Consolidated Financial Statements of the Company), the Company agreed not to make dividend payments in excess of 60% of cumulative net earnings since December 31, 1985 plus $7 million. The Company does not expect that this provision will adversely affect its ability to pay future dividends which it deems appropriate.

ITEM 6.  SELECTED FINANCIAL DATA

                                   UST CORP.
               CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA(1)

                                                           YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                         1994          1993          1992          1991          1990
                                      ----------    ----------    ----------    ----------    ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Earnings Data:
     Interest income...............   $  132,312    $  140,628    $  157,024    $  221,493    $  272,949
     Interest expense..............       40,213        47,944        68,970       134,640       181,850
                                      ----------    ----------    ----------    ----------    ----------
     Net interest income...........       92,099        92,684        88,054        86,853        91,099
     Provision for possible loan
       losses......................       23,125        64,258        41,893        53,712        43,663
                                      ----------    ----------    ----------    ----------    ----------
     Net interest income after
       provision for possible loan
       losses......................       68,974        28,426        46,161        33,141        47,436
     Noninterest income............       30,334        36,723        42,359        43,636        25,575
     Noninterest expense...........       92,511        97,510        96,172        89,322        72,812
                                      ----------    ----------    ----------    ----------    ----------
     Income (loss) before income
       taxes.......................        6,797       (32,361)       (7,652)      (12,545)          199
                                      ----------    ----------    ----------    ----------    ----------
     Applicable income taxes
       (benefit)...................        2,051       (12,261)       (2,931)       (4,598)       (1,667)
                                      ----------    ----------    ----------    ----------    ----------
     Net income (loss).............   $    4,746    $  (20,100)   $   (4,721)   $   (7,947)   $    1,866
                                       =========     =========     =========     =========     =========
Per share data(2):
     Net income (loss).............   $      .27    $    (1.31)   $     (.34)   $     (.58)   $      .14
     Cash dividends declared.......           --            --            --    $      .15    $      .60
Weighted average common shares
  outstanding......................   17,780,032    15,362,251    13,984,190    13,793,617    13,564,369
Consolidated Average Balances(4):
     Total assets..................   $1,881,429    $2,042,567    $2,270,874    $2,696,992    $2,864,771
     Loans.........................    1,274,090     1,422,497     1,570,206     1,776,261     1,865,423
     Deposits......................    1,527,113     1,635,178     1,826,738     2,172,984     2,081,321
     Funds borrowed(3).............      192,115       244,775       268,519       350,367       560,936
     Stockholders' investment......      152,256       143,149       147,440       150,193       159,559
Consolidated Ratios:
     Net income (loss) to average
       total assets................          .25%         (.98)%        (.21)%        (.30)%         .07%
     Net income (loss) to average
       stockholders' investment....         3.12        (14.04)        (3.20)        (5.29)         1.17
     Average stockholders'
       investment to average total
       assets......................         8.09          7.01          6.49          5.57          5.57
     Net chargeoffs to average
       loans.......................         1.86          3.64          2.67          2.23          1.41
     Reserve for possible loan
       losses to period end
       loans.......................         4.89          4.67          3.36          2.99          1.90
     Average earning assets to
       average total assets........        93.45         92.40         90.62         90.65         90.95
                                                                                       Not
     Dividend Payout Ratio.........                                             meaningful        428.57

---------------

(1) This information should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13 to 29 of this Form 10-K with particular reference to Credit Quality and Reserve for Possible Loan Losses.
(2) The Company declared a 5% stock dividend to holders of record on September 30, 1991. All prior share and per share data have been adjusted to reflect this transaction.
(3) Includes federal funds purchased, repurchase agreements, short-term and other borrowings.
(4) Average balances do not include the effect of fair value adjustments under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    FINANCIAL CONDITION AT DECEMBER 31, 1994

INTRODUCTION

     During 1994 the Company continued its emphasis on the resolution of problem assets. As a result, the Company successfully reduced the level of substandard loans, as measured by the Company's internal risk rating system, by over 50 percent from a level of $255 million at December 31, 1993 to $115 million at December 31, 1994. See "Credit Quality and Reserve for Possible Loan Losses" on page 20 of this Form 10-K for a further discussion.

     During the period 1990 to 1993, the Company's primary loan market, the New England region, suffered from a weak economic environment. The economic climate contributed to a decline in real estate values and adversely affected the net worth of certain borrowing customers of the Company's subsidiary banks and the Company's collateral position with respect to certain loans. The New England regional economy improved throughout 1994 which has aided loan workout efforts. The region, however, still lags behind the economic growth experienced nationally.

     The local economic factors and the Company's efforts to reduce nonperforming assets and substandard loans continued to influence the Company's financial results for 1994; particularly with regard to the provision for possible loan losses and the high level of expenses associated with foreclosed assets and loan workout.

     This discussion should be read in conjunction with the financial statements, notes, and tables included elsewhere in this Form 10-K. Certain amounts reported for prior periods have been reclassified to conform with the 1994 presentation.

ASSETS

     Total assets at December 31, 1994 were $1.80 billion compared with $2.04 billion a year ago. The Company's loan portfolio decreased 5 percent, or $72.7 million, to $1.27 billion. The decrease reflects a combination of normal amortization and increased competition for the small-to-middle market credits. Another factor in the reduction of the loan portfolio was the outflow of problem loans through collection, chargeoff or third-party refinancing. See "Credit Quality and Reserve for Possible Loan Losses" herein.

     Presently, the Company anticipates a modest growth in earning assets in the coming year from a combination of business development efforts to expand the commercial and retail loan portfolios moderated by the continued reduction of existing problem assets. Funding for asset growth will be provided by deposit growth achieved through more aggressive pricing and deposit product promotion.

Loans

     The following table presents the composition of the loan portfolio:

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                       ----------   ----------   ----------   ----------   ----------
                                       (DOLLARS IN THOUSANDS)
Commercial and financial(1)..........  $  702,134   $  757,638   $  858,465   $  870,134   $1,000,174
Real estate:
  Construction.......................      13,109       35,295       50,427       71,264      107,600
  Developer, investor and land(1)....     259,065      315,700      359,666      462,133      491,819
Consumer:
  Residential mortgage loans.........      89,551       84,846       56,364       51,395       43,275
  Home equity loans..................      64,068       63,188       67,010       67,179       67,709
  Indirect automobile installment....      90,255       31,848       42,786       83,039      104,861
  Other consumer.....................      21,964       23,944       26,914       40,026       45,474
Lease financing(2)...................      25,945       26,348       28,312       31,561       30,833
                                       ----------   ----------   ----------   ----------   ----------
          Total loans................   1,266,091    1,338,807    1,489,944    1,676,731    1,891,745
Less:
  Reserve for possible loan losses...      61,945       62,547       50,126       50,100       36,008
                                       ----------   ----------   ----------   ----------   ----------
                                       $1,204,146   $1,276,260   $1,439,818   $1,626,631   $1,855,737
                                        =========    =========    =========    =========    =========

---------------

(1) Certain loans for which the principal source of repayment is not real estate collateral have been classified as commercial and financial for the 1992 through 1994 presentations. For 1991 and prior years these loans were included in the Real Estate category. Information is not readily available to reclassify loans for these years.

(2) Lease financing receivables have been included in loans beginning in 1994. Prior years have been reclassified.


     Indirect automobile installment loans represent loans purchased without recourse from automobile dealers. Automobile loans made directly to consumers are not significant and are included with other consumer loans.

     As a result of a 1990 transaction with the Resolution Trust Corporation ("RTC") wherein the Company purchased certain assets and assumed certain deposit liabilities of a failed savings and loan institution, Home Owners Federal Savings Bank F.S.B., the Company had $513.6 million of loans held for sale at December 31, 1990, and, therefore, not included in the above table. All of these loans were repurchased by the RTC in 1991.

Loan Maturity Distribution

     The following table reflects the maturity and interest sensitivity of commercial and financial, and real estate loans, at December 31, 1994:

                                                              AFTER 1 YEAR
                                          1 YEAR OR LESS     THROUGH 5 YEARS     AFTER 5 YEARS       TOTAL
                                          --------------     ---------------     -------------     ---------
                                                                (DOLLARS IN THOUSANDS)
Commercial and financial................     $388,750           $ 245,973           $67,411        $ 702,134
Real estate:
     Construction.......................        4,559               6,290             2,260           13,109
     Developer, investor and land.......       71,113             160,186            27,766          259,065
                                          --------------     ---------------     -------------     ---------
                                             $464,422           $ 412,449           $97,437        $ 974,308
                                           ==========         ===========        ==========         ========
Interest sensitivity of above loans;
     With predetermined interest
       rates............................     $ 75,829           $ 120,852           $56,403        $ 253,084
     With floating interest rates.......      388,593             291,597            41,034          721,224
                                          --------------     ---------------     -------------     ---------
                                             $464,422           $ 412,449           $97,437        $ 974,308
                                           ==========         ===========        ==========         ========

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

Securities

     Securities decreased $72.3 million since year-end 1993 to $401.6 million at December 31, 1994, reflecting the maturity of short-term U. S. Treasury and Agency securities. At December 31, 1994, securities were principally comprised of mortgage-backed securities, U. S. Treasury and Agency securities, and corporate notes.

     On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board. The Statement addresses the accounting and reporting for debt and equity securities that have readily determinable market values. According to SFAS No. 115, these securities must be classified as either held-to-maturity, available-for-sale, or trading and are reported at either amortized cost or fair value, depending upon the classification. Refer to Note 1 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion on SFAS No. 115. At December 31, 1994, the Company's portfolio consisted of $.1 million of securities held-to-maturity and $401.5 million available-for-sale. At December 31, 1993, all securities were classified in the available-for-sale category. The application of SFAS No. 115 resulted in a net decrease of $26.9 million to stockholders' investment in 1994, representing the change from an unrealized gain of $3.3 million after tax at December 31, 1993 to an unrealized loss of $23.6 million after tax at December 31, 1994. In light of the size of the unrealized loss and its current level of taxable income, the Company concluded that full recognition of the deferred tax amount was not appropriate and as such limited the amount of the recorded benefit to $5.4 million at December 31, 1994. The decline in market value reflects the rapid increase in interest rates and corresponding decline in market prices for bonds, which occurred throughout 1994.

     The Company has a policy of purchasing securities primarily rated A or better by Moody's Investors Services and in U.S. Government securities. Due to the Tax Reform Act of 1986, and the resulting reduction in their tax-exempt nature, the Company decided to forego major new investments in its tax-exempt portfolio. The following table sets forth the book value of the securities owned by the Company. Data presented for 1994 and 1993 includes securities available-for-sale at fair value of $401.5 million and $473.9 million, respectively. Data presented for 1992 includes both the investment portfolio and securities held for sale.

                                                                          DECEMBER 31,
                                                                 ------------------------------
                                                                   1994       1993       1992
                                                                 --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Mortgage-backed securities.....................................  $195,009   $263,435   $307,014
U.S. Treasury securities and securities of other
  U.S. Government agencies and corporations....................   142,414    129,703     74,225
Obligations of states and political subdivisions(1)............     3,593      3,887      5,181
Other securities...............................................    60,558     76,884     90,345
                                                                 --------   --------   --------
          Total................................................  $401,574   $473,909   $476,765
                                                                 ========   ========   ========
---------------


(1) Non-taxable


     The following table includes securities available-for-sale with their maturities at December 31, 1994, and the approximate weighted tax equivalent yields (at the statutory federal tax rate of 34%). Mortgage-backed securities are shown at or based on their final maturity but are expected to have shorter average lives. Yields presented in this table have been computed using the amortized cost of the securities.

                                                                      SECURITIES MATURING IN
                                  -----------------------------------------------------------------------------------------------
                                     ONE YEAR                                         10 YRS. OR MORE       EQUITY
                                     OR LESS        1-YR. THRU 5     5-YRS. THRU 10                       SECURITIES      TOTAL
                                  --------------   ---------------   --------------   ---------------   --------------   --------
                                  BALANCE  YIELD   BALANCE   YIELD   BALANCE  YIELD   BALANCE   YIELD   BALANCE  YIELD   BALANCE
                                  -------  -----   --------  -----   -------  -----   --------  -----   -------  -----   --------
                                                                      (DOLLARS IN THOUSANDS)
Available-for-sale:
  Mortgage-backed securities....                                     $25,967  7.47 %  $169,042  6.47 %                   $195,009
  US Treasury securities and
    securities of other US
    Government agencies and
    corporations................  $17,547  3.90 %  $104,183  4.80 %  20,684   5.48 %                                      142,414
  Obligations of states and
    political subdivisions......                      1,300  5.66 %     824   5.94 %     1,369  6.34 %                      3,493
  Other securities..............   5,077   5.74 %    53,564  7.09 %      67   4.67 %        30  5.50 %  $1,820   8.40 %    60,558
                                  -------          --------          -------          --------          -------          --------
        Total...................  $22,624  4.31 %  $159,047  5.58 %  $47,542  6.63 %  $170,441  6.47 %  $1,820   8.40 %  $401,474
                                  =======          ========          =======          ========          =======          ========
Held-to-maturity:
  Obligations of states and
  political subdivisions........                        100  7.30 %                                                           100
                                                   --------                                                              --------
        Total...................                   $    100                                                              $    100
                                                   ========                                                              ========

     At December 31, 1994 the Company owned the following corporate notes, whose aggregate fair value was in excess of 10% of stockholders' investment.

                                                                          AGGREGATE
                                                                         MARKET VALUE
                                                                    ----------------------
                                                                    (DOLLARS IN THOUSANDS)
        Ford Motor Credit Corp....................................         $ 18,677
        General Motors Acceptance Corp............................           19,543
        Sears, Roebuck Medium Term Notes..........................           20,051

     These securities are unsecured corporate notes of investment grade. They carry the normal credit risk associated with such instruments.

     All securities carry interest rate risk. Additionally, mortgage-backed securities carry prepayment risk. See Note 1 to the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies" on page 36 of this Form 10-K for a discussion of prepayment risk.

LIQUIDITY AND FUNDING

     Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through the maturity or sale of an entity's assets, such as loans and securities available-for-sale, liability sources such as increased deposits and purchased or borrowed funds, and access to the capital markets. While the Company's security portfolio is currently classified almost entirely as available-for-sale, the Company has no present intention or need to sell any of its securities or existing loan portfolio, other than a nominal volume of fixed-rate residential mortgage loans sold to investors as they are originated.

     At December 31, 1994, liquidity, which includes excess cash, excess funds sold and unpledged securities, totaled approximately $259 million, or 14% of total assets, a $51 million decrease from 1993.

     The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term borrowings. Total deposits decreased $150 million, or 9%, to $1.5 billion since December 31, 1993. Approximately 97% of the decline occurred in savings and time deposits. For most of 1994, rate-conscious investors utilized mutual funds and other nonbank vehicles to obtain higher rates of return but began to take advantage of the bank's competitive certificate of deposit rates by the end of the year.

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents increased $2.9 million during 1994. Cash provided by operations resulted largely from net interest income from loans and securities, less the net difference of noninterest expense over noninterest income. Cash provided by investing activities was due principally to the net decreases in short-term investments, net decreases in loans through repayment, and to an excess of proceeds from sales and maturities of securities over securities purchases. Cash used for financing activities was primarily the result of decreases in both demand deposits and certificates of deposit and a net decrease in short-term borrowings.

     At December 31, 1994, the parent company had $16 million in securities available-for-sale. This balance reflects the investment of proceeds received from the sale of 2.87 million shares of the Company's common stock to more than sixty institutional investors in a European offering made under Regulation S of the United States Securities and Exchange Commission on August 12, 1993. These investments were reduced from $21 million to $16 million during 1994 as the Company paid its third annual principal installment of $4 million and accrued interest on its 8.5% Senior Notes.

     For the year ended December 31, 1994, the Company received a total of $3 million in dividends from its asset management and trust subsidiary, United States Trust Company ("USTC"). During the same period $4.9 million was contributed to UST Bank/Connecticut ("UST/Conn") and $500 thousand was contributed to USTrust by the Company to supplement their respective equity capital accounts.

Deposits

     The following table sets forth the remaining maturities of certificates of deposit in the amount of $100 thousand or more at December 31, 1994:

                                                                  AMOUNT IN THOUSANDS
                                                                  -------------------
        Less than three months..................................        $50,944
        Three to six months.....................................         14,042
        Six to twelve months....................................          9,865
        Over twelve months......................................          4,522
                                                                        -------
                  Total.........................................        $79,373
                                                                  ==================

Short-term Borrowings

     The Company's short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase. These instruments are generally overnight funds.

                                 DECEMBER 31,                     FOR THE YEAR ENDED DECEMBER 31,
                          ---------------------------   ----------------------------------------------------
                                     WEIGHTED AVERAGE    MAXIMUM AMOUNT    AVERAGE AMOUNT   WEIGHTED AVERAGE
                          BALANCE     INTEREST RATE     AT ANY MONTH END    OUTSTANDING      INTEREST RATE
                          --------   ----------------   ----------------   --------------   ----------------
                          (DOLLARS IN THOUSANDS)
Federal funds purchased:
     1994...............  $ 19,296         6.00%            $ 35,061          $ 29,090            4.14%
     1993...............    35,913         3.25               80,126            42,965            3.14
     1992...............    48,984         3.13               78,519            61,607            3.58
Securities sold under agreements to repurchase:
     1994...............  $126,597         4.48%            $155,709          $137,139            3.22%
     1993...............   158,618         2.31              221,549           167,696            2.55
     1992...............   132,167         2.34              228,282           174,383            2.93

INTEREST RATE RISK

     Volatility in interest rates requires the Company to manage interest rate risk which arises from differences in the timing of repricing of assets and the liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive ("positive GAP") and in time frames with more liabilities repricing than assets it is liability sensitive ("negative GAP"). Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity, presently equal to approximately 18% of total assets. The Company manages its interest rate GAP primarily by lengthening or shortening the maturity structure of the Company's securities portfolio.

     The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate. As interest rates rose during 1994, the prime rate and, therefore, the Company's yield on earning assets increased faster than the rate paid on interest-bearing liabilities.

     The following table summarizes the Company's GAP position at December 31, 1994. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing demand deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for demand deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At December 31, 1994, the one-year cumulative GAP position was slightly positive at $50 million, or approximately 3% of total assets.

     During the fourth quarter of 1994, management reclassified certain deposit liabilities from 0-30 days to periods greater than 30 days. The effect of this reclassification was an increase in cumulative GAP and higher percentages of total assets for all periods presented.

                                                             INTEREST SENSITIVITY PERIODS
                                             -------------------------------------------------------------
                                             0-30 DAYS   31-90 DAYS   91-365 DAYS   OVER 1 YEAR     TOTAL
                                             ---------   ----------   -----------   -----------     ------
                                                                 (DOLLARS IN MILLIONS)
Loans, net of reserve......................    $ 812        $ 23         $  83         $ 286        $1,204
Excess funds and other.....................       10                                                    10
Securities.................................        1           5            18           378           402
Other assets...............................                                  5           182           187
                                               -----        ----         -----         -----        ------
          Total assets.....................    $ 823        $ 28         $ 106         $ 846        $1,803
                                               -----        ----         -----         -----        ======
Interest-bearing deposits..................    $ 487        $ 59         $ 185         $ 388        $1,119
Borrowed funds.............................      159                                      10           169
Noninterest-bearing demand deposits........       17                                     355           372
Other liabilities and Stockholders'
  equity...................................                                              143           143
                                               -----        ----         -----         -----        ------
          Total liabilities and equity.....    $ 663        $ 59         $ 185         $ 896        $1,803
                                               -----        ----         -----         -----        ======
GAP for period.............................    $ 160        $(31)        $ (79)        $ (50)
                                               =====        ----         -----         -----        ------
Cumulative GAP.............................                 $129         $  50         $   0
                                                           =====         =====         =====
As a percent of total assets...............    8.87%       7.15%         2.77%

CAPITAL

     There are three capital requirements which banks and bank holding companies must meet. Two requirements take into consideration risks inherent in assets for both on-balance and off-balance sheet items on a risk weighted basis ("risk-based assets"). Risk weightings are as determined by banking regulators for the industry as a whole. Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital, as defined in the regulations, divided by risk-based assets) of 4% and 8%, respectively. Tier 1 capital is essentially shareholders' investment, net of intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of intangibles. All but the most highly-rated banks are required to maintain a minimum of 4%. While the Company has not been notified of a specific requirement above the minimum, two of the Company's banking subsidiaries are required under regulatory agreements to maintain, and in fact have, over 6% Tier 1 leverage capital. Those two banking subsidiaries comprise almost all of the consolidated assets of the Company. See discussion below concerning capital requirements for the Company and its banking subsidiaries resulting from regulatory agreements.

     At December 31, 1994 and 1993, the Company's consolidated risk-based assets were $1.52 billion and $1.64 billion, respectively. The capital ratios and regulatory minimum requirements applicable to the Company were:

                                                        DECEMBER 31, 1994        DECEMBER 31, 1993
                                                        ------------------       ------------------
                                                        AMOUNT     PERCENT       AMOUNT     PERCENT
                                                        ------     -------       ------     -------
                                                                   (DOLLARS IN MILLIONS)
Tier 1 capital:
     Actual...........................................  $149.7       9.82%       $141.7       8.68%
     Minimum required.................................    61.0       4.00%         65.3       4.00%
Total (Tier 1 and Tier 2) capital:
     Actual...........................................   169.5      11.45%        164.5      10.35%
     Minimum required.................................   118.5       8.00%        130.6       8.00%
Tier 1 leverage capital:..............................  $149.7       8.27%       $141.7       7.06%

     Capital ratios have been calculated consistent with regulatory policy which excludes the impact of SFAS No. 115 and the recording of an unrealized gain/loss on securities available-for-sale. However, as required, any net unrealized loss on marketable equity securities has been deducted from Tier 1 capital.

     Effective August 3, 1992, UST Corp. entered into a written agreement with the FRB-Boston and the Massachusetts Commissioner which requires the Company to maintain Tier 1, Total risk-based and Tier 1 leverage capital ratios which conform to the Capital Adequacy Guidelines of the Board of Governors of the Federal Reserve System, and which take into account the current and future capital requirements of the subsidiary banks, without specifying a numeric minimum for the Tier 1 leverage capital ratio. The Company believes its consolidated ratios meet the required minimums.

     Additionally, per this agreement, the Company has agreed not to pay any dividends to stockholders, nor take any dividends from its banking subsidiaries, without prior regulatory approval. Similarly, the banking subsidiaries in agreements with their primary regulators have agreed to refrain from transferring funds in the form of dividends to the Company without prior regulatory approval. See "Recent Developments -- Bank Regulatory Agreements and Orders," page 1. The FDIC and Massachusetts Commissioner terminated and lifted the Consent Agreement and Order with USTC in February 1994; however, USTC has agreed to continue to request regulatory consent prior to the payment of dividends. As previously mentioned in this Form 10-K, regulatory approval was obtained for dividends to the Company of $3 million from USTC and the Company's capital contribution of $4.9 million to UST/Conn and $500 thousand to USTrust.

     The Tier 1 leverage capital ratios and regulatory minimum requirements for the Company's subsidiary banks at December 31, 1994 and 1993 were:

                                  DECEMBER 31, 1994                       DECEMBER 31, 1993
                        -------------------------------------   -------------------------------------
                             AMOUNT              PERCENT             AMOUNT              PERCENT
                        -----------------   -----------------   -----------------   -----------------
                                 MINIMUM             MINIMUM             MINIMUM             MINIMUM
                        ACTUAL   REQUIRED   ACTUAL   REQUIRED   ACTUAL   REQUIRED   ACTUAL   REQUIRED
                        ------   --------   ------   --------   ------   --------   ------   --------
                                                    (DOLLARS IN MILLIONS)
USTrust...............  $129.2    $102.6     7.55 %    6.00%    $122.7    $113.4     6.49 %    6.00%
USTC..................    4.3         .7    39.46 %      n/a      2.7         .7    23.75 %    6.00%
UST/Conn..............    6.7        6.3     6.40 %    6.00%      7.2        7.0     6.21 %    6.00%

     In February 1992, the Company's two Massachusetts-based banking subsidiaries, USTC and USTrust, each entered into a Consent Agreement and Order with the FDIC and the Massachusetts Commissioner. In accordance with these agreements, the banks agreed to, among other things, maintain a Tier 1 leverage capital ratio at or in excess of 6% by February 1993. In February 1994, the FDIC and Massachusetts Commissioner terminated and lifted the Consent Agreement and Order with USTC. Since June 1991, the Company's Connecticut-based banking subsidiary, UST/Conn, has been operating under a Stipulation and Agreement with the Commissioner of Banks for the State of Connecticut. This agreement was amended in August 1992, November 1993 and July 1994 and requires UST/Conn to maintain a 6% Tier 1 leverage capital ratio.

     Recent amendments to risk-based capital guidelines will affect the amount of deferred tax assets that may be included in Tier 1 capital for risk-based and leverage capital purposes. Under the new rule, which becomes effective April 1, 1995, deferred tax assets would be limited to the amount that an institution expects to realize within one year, or 10% of Tier 1 capital, whichever is less. The Company's consolidated Tier 1, Total risk-based capital and leverage capital ratios at December 31, 1994 would be unaffected by this new regulation. The revised regulation would have an insignificant effect on the Tier 1 leverage capital ratios of USTrust and USTC. Earlier this year UST/Conn's FDIC and state regulators indicated that the bank should be using the more stringent calculation which the December 31, 1994 numbers above reflect.

     The Company and each of its subsidiary banks are currently in compliance with their respective capital requirements under these regulatory agreements.

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

     In 1993 a strategy was adopted which recognized that many troubled credit situations will need to be handled in an expeditious manner in order to reduce the management and staff involvement and, in some cases, carrying costs of these workouts. This would allow the Company's resources to be redirected toward new business. It would increase the up-front cost of the workouts, however. As a result, the company recorded a $64.3 million provision for possible loan losses in that year. Included in that amount was a special provision of $30 million recorded in the second quarter of 1993. This special provision was management's estimate of the additional losses to be incurred from the strategic change referred to above, the continued sluggish economic climate and losses to be recorded during the remainder of 1993 on these and other credits as a result of recent events or new facts.

     In 1994 the Company continued with its strategy to reduce the level of problem credits while maintaining its reserve for possible loan losses position. Net chargeoffs for the year were $23.7 million which were almost entirely matched by provisions to the loan loss reserve. As a result, the reserve for possible loan losses decreased only slightly to $61.9 million and equaled 4.9% of loans outstanding, 126% of nonaccrual loans and 73% of total nonperforming assets compared with 4.7%, 127% and 56%, respectively, a year ago. Total nonperforming assets were reduced $25.9 million to $84.9 million, primarily as a result of a lower level of troubled debt restructurings.

     Loans classified as Substandard, Doubtful or Loss, as determined by the Company in its internal credit risk rating profile, were $115 million at December 31, 1994 compared with $255 million a year ago, a decrease of $140 million. Loans classified as Substandard and Doubtful were $96 million and $19 million, respectively, at year-end 1994 and no loans were classified as Loss. The level of loans in these categories and their total are an important factor in the Company's analysis of the adequacy of its reserve for possible loan losses. Under the Company's definition, Substandard loans are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

     As of year end 1994, approximately 70 percent of loans classified as Substandard or Doubtful were collateralized with real estate, and the remainder were collateralized with accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 55 percent were collateralized by commercial real estate development, approximately 30 percent by owner-occupied commer-cial properties and approximately 10 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.

Nonperforming Assets

     The following table displays the Company's total nonperforming assets and measures performance regarding key indicators of asset quality:

                                                                  DECEMBER 31,
                                               ---------------------------------------------------
                                                1994       1993       1992       1991       1990
                                               -------   --------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Nonperforming assets:
  Nonaccruals:(1)
     Commercial and financial................  $33,814   $ 25,703   $ 51,768   $ 42,221   $ 15,724
     Real estate:
       Construction..........................      551      1,025     16,558     12,830     13,570
       Developer, investor and land..........   11,887     19,210     15,256     27,726     34,413
     Consumer:
       Residential...........................    2,281      2,558        986      2,807      2,039
       Home equity loans.....................      656        190      1,240      2,625      1,147
       Indirect automobile installment.......      134         40        271        945      1,402
       Other consumer........................       29        540        550        246      1,085
     Lease financing.........................
                                               -------   --------   --------   --------   --------
  Total nonaccrual...........................   49,352     49,266     86,629     89,400     69,380
  Accruing loans 90 days or more past due....    1,409        557      1,091      8,554     26,550
  Other real estate owned (OREO), net(2).....   18,407     19,468     43,154     51,511     30,524
  Restructured loans(1)(3)...................   15,757     41,477     44,899     36,311      4,108
                                               -------   --------   --------   --------   --------
Total nonperforming assets...................  $84,925   $110,768   $175,773   $185,776   $130,562
                                               =======   ========   ========   ========   ========
Reserve for possible loan losses.............  $61,945   $ 62,547   $ 50,126   $ 50,100   $ 36,008
Net chargeoffs...............................  $23,727   $ 51,837   $ 41,867   $ 39,620   $ 26,372
OREO reserve(4)..............................  $ 3,187   $  6,553   $    750
Ratios:
Reserve to nonaccrual loans..................    125.5%     127.0%      57.9%      56.0%      51.9%
Reserve to total of nonaccrual loans,
  accruing loans 90 days or more past due
  and restructured loans.....................     93.1%      68.5%      37.8%      37.3%      36.0%
Reserve to period-end loans..................      4.9%       4.7%       3.4%       3.0%       1.9%
Nonaccrual loans to period-end loans.........      3.9%       3.7%       5.8%       5.3%       3.7%
Nonaccrual loans and accruing loans over 90
  days past due to period-end loans..........      4.0%       3.7%       5.9%       5.8%       5.1%
Nonperforming assets to period-end loans and
  OREO.......................................      6.6%       8.2%      11.5%      10.7%       6.8%
Nonperforming assets to total assets.........      4.7%       5.4%       8.1%       7.9%       4.3%
Net chargeoffs to average loans..............      1.9%       3.7%       2.7%       2.3%       1.4%
OREO reserve to OREO(4)......................     14.8%      25.2%       1.7%

---------------
(1) The amount of interest on December 31, 1994 nonaccrual and restructured loans that would have been recorded had the loans been paying in accordance with their original terms during 1994 was approximately $6,259,000. The amount of interest income on these loans included in net income in 1994 was approximately $3,188,000.

(2) Other real estate owned ("OREO") represents assets to which title to the collateral has been taken through foreclosure or in-substance. Other real estate owned is recorded at the lower of the recorded investment in the loan or fair value minus estimated costs to sell ("net realizable value"). Prior to 1992, other real estate owned was recorded at the lower of recorded investment in the loan or fair value. Included in OREO are automobiles owned which are vehicles repossessed for reason of nonpayment. The balance is stated at the lower of the recorded investment in the loan or net realizable value.

(3) Restructured loans are those where interest rates and/or principal repayments have been restructured to defer or reduce payment as a result of financial difficulties of the borrower.

(4) Prior to December 1992, when the Company adopted AICPA Statement of Position 92-3, OREO was reduced to its fair value by direct charges to the asset. Since then, the Company, like other bank holding companies, has used reserves to indicate the net realizable value of its OREO.

     At December 31, 1994, in addition to loans on nonaccrual, loans over 90 days and accruing, troubled debt restructurings and other real estate owned, $67 million of accruing commercial and real estate loans, of which, 99 percent were current, have nonetheless been classified as Substandard in the Company's internal risk rating profile. This compares with $206 million a year ago.

     Also, at December 31, 1994 loans rated Special Mention in the Company's internal risk rating profile amounted to $16 million, of which 96 percent were current. This compares with $30 million a year ago. Special Mention loans, as defined by the Company, have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the assets. There were no loans classified Doubtful that were not disclosed in the above table.

     Adverse economic conditions in the future could result in further deterioration of the Company's loan portfolio and the value of its OREO portfolio. Such conditions would also likely result in increases in delinquencies, nonperforming assets, restructured loans, and OREO writedowns which individually or collectively could have a material negative effect on future earnings through reduced interest income, increased provisions for possible loan losses, and higher costs to collect loans and maintain repossessed collateral.

CREDIT QUALITY MONITORING

     Credit quality within the commercial and commercial real estate loan portfolios of each subsidiary is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Lenders monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and overall loan quality are also assessed on a regular basis by an independent Loan Review Department which reports to the Company's Board of Directors and its Asset Quality Committee. Loan Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. Results and recommendations from this process provide senior management and the Board of Directors with independent information on loan portfolio condition.

     Installment and credit card loan quality is evaluated on the basis of delinquent data due to the large number of such loans and relatively small size of individual credits. Historical trend analysis reports are reviewed on a monthly basis by senior lending officers and the Company's Board of Directors.

     All past due loans, nonaccrual loans, and troubled debt restructurings are reviewed at least quarterly by Loan Review Department management and Senior Credit Committee whose membership includes the Chief Executive Officer of the Company and the most senior lending officers in the major lending and credit-related divisions. Loans are placed on nonaccrual when there is doubt as to the collectibility of interest or principal or if loans are 90 days or more past due unless they are both well secured and in the process of collection. In every case, a loan reaching 180 days past due is placed on nonaccrual.

     Greater levels of Board and Management attention are being focused on asset quality. In 1992 an Asset Quality Committee of the Company's Board of Directors was established which monitors asset quality trends, reviews the loan loss reserve analyses monthly and actively monitors the large credit exposures. In 1994 this committee began reporting to the Audit Committee. Also in 1992 a new loan administration function, the Credit Risk Control Department, was assigned the responsibility of ensuring compliance with the lending policies, procedures and administrative guidelines of the commercial lending portfolio. The Department head reports to the Chief Executive Officer. An appraisal review function was established within the group to review third-party appraisals for adherence to Federal requirements and to establish policies relating to collateral appraisal.

     In a further step to increase the level of control over the troubled loan portfolio and in order to focus specialized expertise, a Workout Department was established during 1992. Most nonaccrual and other troubled loans are handled by this group or in the Commercial Real Estate Department which is under the direction of the Workout Department management thereby allowing Commercial Loan officers to concentrate their efforts on developing new lending relationships.

     In 1993 staffing was increased in both the Loan Review and the Credit Risk Control Departments. Furthermore, a number of systems changes were implemented in 1993 and 1994 to improve control over credit administration. Smaller commercial loans were transferred to the Installment Lending Department where they can be more efficiently monitored.

RESERVE FOR POSSIBLE LOAN LOSSES

     The Company maintains a reserve for possible loan losses to absorb future chargeoffs of loans and leases in the existing portfolio. The reserve is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against the reserve. Recoveries on amounts previously charged-off are added to the reserve when collected. Adequacy of the reserve for possible loan losses is determined using a consistent, systematic methodology which analyzes the size and risk of the loan and lease portfolio on a monthly basis. Factors in this analysis include historical loss experience and asset quality, as reflected by delinquency trends, nonaccrual and restructured loans and the Company's credit risk rating profile. The Company's credit risk rating profile uses categories of risk based on those currently utilized by its primary regulators. Accuracy of assigned ratings is monitored by an ongoing evaluation by the Company's Loan Review Department. Consideration is also given to the current and expected economic conditions and in particular how such conditions affect the types of credits in the portfolio and the market area in general. This analysis is documented monthly using a combination of numerical, statistical and qualitative analysis (including sensitivity tests) and a written conclusion discussing the rationale supporting the monthly adequacy of the loan loss reserve.

     No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. Realized losses and the timing thereof may vary from current estimates. An allocation of the loan loss reserve and ratio of loans in each category to total loans at December 31, 1990 through 1994 is presented below:

                                                                     DECEMBER 31,
                       --------------------------------------------------------------------------------------------------------
                                1994                       1993                       1992                       1991
                       -----------------------   ------------------------   ------------------------   ------------------------
                                     LOANS AS                   LOANS AS                   LOANS AS                   LOANS AS
                                    A PERCENT                  A PERCENT                  A PERCENT                  A PERCENT
                       ALLOCATION    OF TOTAL    ALLOCATION     OF TOTAL    ALLOCATION     OF TOTAL    ALLOCATION     OF TOTAL
                         AMOUNT       LOANS        AMOUNT        LOANS        AMOUNT        LOANS        AMOUNT        LOANS
                       ----------   ----------   -----------   ----------   -----------   ----------   -----------   ----------
                                                                (DOLLARS IN THOUSANDS)
Amount of loan loss
 reserve:
Commercial and
 financial............  $ 29,471       55.5%       $36,874        56.6%       $25,583        57.6%       $23,625        51.7%
Real Estate:
   Construction.......       515        1.0%         1,601         2.6%         1,399         3.4%         1,790         4.3%
   Developer, investor
     and land.........     8,256       20.5%        11,804        23.6%         8,220        24.1%         9,847        27.6%
Consumer(1)...........     6,028       21.0%         5,470        15.2%         4,762        13.0%         5,324        14.5%
Lease financing.......       130        2.0%           132         2.0%           142         1.9%           158         1.9%
Unallocated...........    17,545                     6,666                     10,020                      9,356
                        --------      ------       -------       ------       -------       ------       -------       ------
       Total..........  $ 61,945      100.0%       $62,547       100.0%       $50,126       100.0%       $50,100       100.0%
                        ========      ======       =======       ======       =======       =======      =======       =======


                                  1990
                        ------------------------
                                       LOANS AS
                                      A PERCENT
                        ALLOCATION     OF TOTAL
                          AMOUNT        LOANS
                        -----------   ----------

Amount of loan loss
 reserve:
Commercial and
 financial............    $17,224        52.9%
Real Estate:
   Construction.......      1,716         5.7%
   Developer, investor
     and land.........      6,567        26.0%
Consumer(1)...........      7,954        13.8%
Lease financing.......        154         1.6%
Unallocated...........      2,393
                          -------       ------
       Total..........    $36,008       100.0%
                          =======       ======
---------------

(1) Consumer loans include indirect automobile installment loans, residential mortgages and home equity lines of credit, credit cards, and check credit loans.

     A summary of loan loss experience for the years ended December 31, 1990 through 1994 is presented below:

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Reserve for loan losses at beginning
  of period..........................  $   62,547   $   50,126   $   50,100   $   36,008   $   18,717
                                       ----------   ----------   ----------   ----------   ----------
Chargeoffs:
     Commercial and financial
       loans.........................  $   15,062       29,067       24,012       17,613       19,845
     Real estate:
       Construction loans............         197        1,705          924        2,242
       Developer, investor and
          land.......................      12,906       21,774       10,788       10,366        1,978
     Consumer:
       Residential mortgage loans....         801          418        1,250        2,839          469
       Home equity loans(1)..........         119          370          673
       Indirect automobile
          installment................         806        1,981        2,181        5,366        3,035
       Other consumer................         237          280        3,386        2,890        2,287
     Lease financing.................
                                       ----------   ----------   ----------   ----------   ----------
     Total chargeoffs................      30,128       55,595       43,214       41,316       27,614
                                       ----------   ----------   ----------   ----------   ----------
Recoveries:
     Commercial and financial
       loans.........................       4,319        1,628          688          735          735
     Real estate:
       Construction loans............          32           24            9
       Developer, investor and
          land.......................       1,034          928                        56
     Consumer:
       Residential mortgage loans....          62           11           36           78
       Home equity loans(1)..........          48          101           66
       Indirect automobile
          installment................         820        1,046          219          564          285
       Other consumer................          86           20          329          263          222
     Lease financing.................
                                       ----------   ----------   ----------   ----------   ----------
       Total recoveries..............       6,401        3,758        1,347        1,696        1,242
                                       ----------   ----------   ----------   ----------   ----------
Net chargeoffs.......................      23,727       51,837       41,867       39,620       26,372
Provision charged to operations......      23,125       64,258       41,893       53,712       43,663
                                       ----------   ----------   ----------   ----------   ----------
Reserve for loan losses at end of
  period.............................  $   61,945   $   62,547   $   50,126   $   50,100   $   36,008
                                       ==========   ==========   ==========   ==========   ==========
Average loans........................  $1,274,090   $1,422,497   $1,570,206   $1,776,261   $1,865,423
Ratio of net chargeoffs to average
  loans..............................       1.86%        3.64%        2.67%        2.23%        1.41%
---------------

(1) This information is available separately for 1994, 1993 and 1992 only. Prior to 1992 the information is included in the other consumer category.

                             RESULTS OF OPERATIONS

COMPARISON OF 1994 WITH 1993

     For the year ended December 31, 1994, net income was $4.75 million, or $0.27 per share, compared with a net loss of $20.1 million, or $1.31 per share in 1993. A key factor behind 1994's positive results was a provision for possible loan loss of $23.1 million compared with $64.3 million in 1993. In addition, 1994 writedowns of other real estate owned were $3.8 million compared with $16.2 million in 1993, a decrease of $12.4 million.

     The Company's net interest income on a fully taxable equivalent basis decreased slightly from $93.9 million in 1993 to $93.1 million. The decrease reflects a lower volume of interest-earning assets offset by an improvement in interest rate spread and margin. Spread and margin benefited from interest rate increases throughout the year. See "Net Interest Income Analysis" below.

     A comparative analysis for return on average assets and return on average stockholder's investment is shown below:

                 Return on Average Assets -- Component Analysis

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                         -----------------
                                                                         1994        1993
                                                                         -----       -----
    Net interest income................................................   4.90%       4.54%
    Provision for possible loan losses.................................  (1.23)      (3.15)
                                                                         -----       -----
    Net interest income after provision for possible loan losses.......   3.67%       1.39%
    Noninterest income.................................................   1.61        1.80
    Noninterest expense................................................  (4.92)      (4.77)
                                                                         -----       -----
    Income (loss) before income tax....................................    .36       (1.58)
    Income tax provision (benefit).....................................    .11        (.56)
                                                                         -----       -----
    Net income (loss) before change in accounting method...............    .25       (1.02)
    Cumulative effect of change in method of accounting for income
      taxes............................................................                .04
                                                                         -----       -----
              Net income (loss)........................................    .25%       (.98)%
                                                                         =====       =====

                 Return on Average Equity -- Component Analysis

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994         1993
                                                                       ------       ------
    Net interest income..............................................   60.49%       64.75%
    Provision for possible loan losses...............................  (15.19)      (44.89)
                                                                       ------       ------
    Net interest income after provision for possible loan losses.....   45.30%       19.86%
    Noninterest income...............................................   19.92        25.65
    Noninterest expense..............................................  (60.76)      (68.12)
                                                                       ------       ------
    Income (loss) before income tax..................................    4.46       (22.61)
    Income tax provision (benefit)...................................    1.34       (8.04)
                                                                       ------       ------
    Net income (loss) before change in accounting method.............    3.12       (14.57)
    Cumulative effect of change in method of accounting for income
      taxes..........................................................                  .53
                                                                       ------       ------
              Net income (loss)......................................    3.12%      (14.04)%
                                                                       ======       ======

Net Interest Income Analysis

     After a decline in yield on earning assets, principally loans, in the fourth quarter of 1993 and early 1994, yields, driven by higher interest rates, rose considerably throughout the remainder of the year. The result was an improvement in yield on earning assets from 7.51 percent in 1993 to 7.58 percent in 1994. The cost of interest-bearing liabilities, principally deposits, remained relatively stable during 1994 until the fourth quarter when the Company adopted more aggressive deposit pricing. The cost of interest-bearing liabilities for the year was 2.94 percent compared with 3.13 percent in 1993. The increased yield on earning assets, which outpaced increases in the cost of interest-bearing liabilities, produced an improvement in interest rate spread and margin from 4.38 percent and 4.97 percent in 1993 to 4.64 percent and 5.29 percent, respectively, in 1994. The net effect from changes in rates was an increase in net interest income of $5.4 million.

     Current spreads and margins are at historically high levels and are not expected to continue into the future. Rates on loans and other interest-earning assets may continue to increase; however, rates on deposits are expected to rise at a persistent pace, and narrow the current levels of spread and margin.

     Average loans outstanding during the year were $1.27 billion, a decrease of $148 million from 1993. Average interest-bearing deposits were $1.18 billion, $111 million below the 1993 level. The effect from changes in volume of loans, deposits and other interest-bearing balances was a decrease in net interest income of $6.2 million.

     The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the year ended December 31, 1994 when compared with the year ended December 31, 1993. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                             INCREASE (DECREASE) FROM YEAR ENDED
                                                                      DECEMBER 31, 1993
                                                            -------------------------------------
                                                                                AMOUNT DUE TO
                                                                                  CHANGES IN
                                         YEAR ENDED                          --------------------
                                      DECEMBER 31, 1994     TOTAL CHANGE      VOLUME       RATE
                                      -----------------     ------------     --------     -------
                                                        (DOLLARS IN THOUSANDS)
Interest income:
     Interest and fees on loans*....      $ 104,322           $ (7,264)      $(12,001)    $ 4,737
     Interest and dividends on
       securities:
          Taxable...................         26,688             (2,008)           262      (2,270)
          Non-taxable*..............            556               (263)          (499)        236
     Interest on excess funds and
       other........................          1,716              1,013            792         221
                                          ---------           --------       --------     -------
               Total interest
                 income*............        133,282             (8,522)       (11,446)      2,924
                                          ---------           --------       --------     -------
Interest expense:
     Interest on deposits...........         32,907             (7,393)        (3,323)     (4,070)
     Interest on short-term
       borrowings...................          6,240                  1         (1,455)      1,456
     Interest on other borrowings...          1,066               (339)          (448)        109
                                          ---------           --------       --------     -------
               Total interest
                 expense............         40,213             (7,731)        (5,226)     (2,505)
                                          ---------           --------       --------     -------
Net interest income.................      $  93,069           $   (791)      $ (6,220)    $ 5,429
                                          =========           ========       ========     =======
---------------

* Fully taxable equivalent at the Federal income tax rate of 34% and includes applicable State taxes net of Federal benefit. The tax equivalent adjustment on loans was approximately $.8 million and on non-taxable securities was approximately $.2 million.


Noninterest Income

     Total noninterest income was $30.3 million in 1994, a decrease of $6.4 million from 1993. Gains from the sale of securities decreased $3.3 million, Asset Management fees decreased $1.4 million and service charges on deposit accounts decreased $.5 million due to decline in fee-based deposit accounts as well as higher average individual customer account balances which reduced the amount of fees assessed. Residual income on maturing equipment leases decreased $.8 million.

     Other noninterest income of $1.4 million declined $.3 million from 1993. Income recognized in connection with home equity loans purchased from the Resolution Trust Corporation decreased $.4 million. These loans were originally purchased at a substantial discount in 1991 and have returned principal on a schedule closer to the original contractual amount. These decreases to other noninterest income were partially offset by fees derived from sales of mutual funds, a new product introduced in May 1994.

Noninterest Expense

     Total noninterest expense decreased $5 million to $92.5 million in 1994. Foreclosed asset and workout expense declined $13.4 million as a result of lower writedowns of other real estate owned. Salary and employee benefits increased $4.2 million over 1993. In 1994 salary and employee benefits includes expenses related to severance agreements of $1 million and a $1.2 million asset management division revenue-sharing provision (see discussion below). The increase in salary and employee benefits also reflects the addition of a qualified mutual fund sales staff and increases in professional staff to improve loan administration and monitoring of credit quality. In addition, the rise reflects normal merit raises and employee benefit cost increases. Occupancy expenses were $.9 million higher reflecting writedowns of $.5 million in connection with a sale of two former UST/Conn branch buildings. FDIC deposit insurance premiums declined $.4 million as a result of a lower level of deposits compared with 1993.

     Other noninterest expense increased $3.5 million in 1994, reflecting $1 million in increased legal fees, $1 million in advertising and promotion, $.4 million in collateral appraisal fees and $.9 million in fees for consulting services by certain former Company executives. The higher other noninterest expense also stems from a $.8 million reduction in the Company's reserve for litigation recorded in 1993. The increases were partially offset by a reduction in property and casualty insurance of $.4 million.

     In 1994, the Company and senior executives of USTC's Asset Management Division negotiated the terms of employment agreements designed to maximize the profitability and grow the assets under management of the asset management business. The agreements, which remain subject to regulatory approval, are designed to increase the foregoing executives' participation in the value created in the asset management business and, in a change-in-control situation, increase the likelihood that a prospective purchaser will retain the services of the executives. The agreements contain revenue-sharing provisions which will permit the asset management division to use a specified percentage of its base revenues for the payment of expenses of the operation, including incentive compensation. In connection therewith, the Company recorded in 1994 a revenue-sharing provision of $1.2 million.

Income Taxes

     The Company recorded income taxes of $2.1 million in 1994 compared with a $11.5 million tax benefit in 1993. The variations in income taxes are attributable to the level and composition of pretax income or loss. Refer to
Note 11 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of income taxes.

     In 1993 the Company adopted Financial Accounting Standard No. 109 "Accounting for Income Taxes." This Standard changed the accounting for deferred income tax to the "liability method." This change, a one-time event, increased net income by $750 thousand in January 1993 representing the cumulative effect of adopting the new standard on the balance sheet. Refer to Note 1 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of this matter.

     As of December 31, 1994, the Company had a deferred tax asset of approximately $11.7 million, net of a valuation allowance of $6.4 million, included in other assets which is expected to be realized against future taxable income. Management believes that it is more likely than not that the Company will realize the benefit of these deferred assets.

Fair Value of Financial Instruments

     In December 1991, the FASB approved SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," effective for fiscal year ending December 31, 1992. The methods and assumptions used by the Company to estimate the fair value of each class of financial instruments as of December 31, 1994 and 1993 are disclosed in Note 17 to the Notes to Consolidated Financial Statements of this Form 10-K. Financial instruments do not include all of the assets and liabilities recorded on a company's balance sheet. Therefore, the aggregate fair value amounts of the financial instruments do not represent the underlying value of a company.

     As a result of those assumptions and valuation methodologies, the estimated fair value of Financial Instrument assets and liabilities of the Company as of December 31, 1994 was $1.70 billion and $1.66 billion, respectively. The estimated fair value of Financial Instrument assets and liabilities of the Company as of December 31, 1993 was $1.92 billion and $1.89 billion, respectively. The excess of fair value over the carrying value of Financial Instrument assets increased slightly from a year ago. In the opinion of management, the effect of higher interest rates on certain fair value calculations at December 31, 1994, was more than offset by the positive effect of lower substandard loans and resulting reduction in credit risk. The decreased amount of excess in the valuation of Financial Instrument liabilities over their carrying values, in the opinion of management, is attributed primarily to the increase in interest rates. Refer to Note 17 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion.

COMPARISON OF 1993 WITH 1992

  Net Interest Income Analysis

     The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-earning liabilities for the year ended December 31, 1993 when compared with the year ended December 31, 1992. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                                 INCREASE (DECREASE) FROM YEAR
                                                                             ENDED
                                                                       DECEMBER 31, 1992
                                                               ----------------------------------
                                                                                 AMOUNT DUE TO
                                                                                  CHANGES IN
                                              YEAR ENDED                      -------------------
                                           DECEMBER 31, 1993   TOTAL CHANGE    VOLUME      RATE
                                           -----------------   ------------   --------   --------
                                           (DOLLARS IN THOUSANDS)
Interest income:
     Interest and fees on loans*.........      $ 111,586         $(12,161)    $(11,483)  $   (678)
     Interest and dividends on
       securities:
          Taxable........................         28,696           (4,209)      (1,274)    (2,935)
          Non-taxable*...................            819             (208)        (368)       160
     Income on excess funds and other....            703             (195)        (113)       (82)
                                               ---------         --------     --------   --------
               Total interest income*....        141,804          (16,773)     (13,238)    (3,535)
                                               ---------         --------     --------   --------
Interest expense:
     Interest on deposits................         40,300          (19,144)      (7,485)   (11,659)
     Interest on short-term borrowings...          6,239           (1,518)        (575)      (943)
     Interest on other borrowings........          1,405             (364)        (267)       (97)
                                               ---------         --------     --------   --------
               Total interest expense....         47,944          (21,026)      (8,327)   (12,699)
                                               ---------         --------     --------   --------
Net interest income......................      $  93,860         $  4,253     $ (4,911)  $  9,164
                                               =========         ========     ========   ========
---------------

* Fully taxable equivalent at the federal income tax rate of 34% and includes applicable State taxes net of federal benefit. The tax equivalent adjustment on loans was approximately $.9 million and on non-taxable securities was approximately $.2 million.

  Noninterest Income

     Total noninterest income of $36.7 million declined $5.6 million in 1993. Gains on sale of securities decreased $9.3 million. Asset management fees rose by $3.3 million due to new business and appreciation of existing clients' asset portfolios, partly offsetting the decrease in securities gains noted above. Corporate services income increased $1 million, or 13%, in 1993 due to changes in the fee system and continued expansion of the product base.

     Other noninterest income decreased $.5 million in 1993 and the following are the more significant reasons: Leasing fee income declined $.3 million as the Company continued to minimize its activity in this area until taxable income increases sufficiently. Real estate appraisal fees decreased $.2 million due to a curtailment of third-party activities. Home equity loans purchased from the Resolution Trust Corporation at a substantial discount in late 1991 returned principal on a schedule closer to the original contractual amount. This accounted for an increase of $.4 million compared with 1992 and partially offset the decreases noted above. Additionally, in the first quarter of 1992, the Company sold $5.7 million of its credit card portfolio to an unaffiliated bank. This transaction produced a gain of $.2 million for the quarter ended March 31, 1992. All other miscellaneous noninterest income declined $.2 million.

Noninterest Expense

     Noninterest expense of $97.5 million remained essentially unchanged in 1993 compared with 1992. Increases in foreclosed asset and workout expense amounted to $3.1 million. Increases in writedowns of foreclosed real estate properties totaled $1.7 million while other foreclosed asset and workout expenses increased $1.4 million. Other noninterest income decreased $5.9 million in 1993. In 1992, the Company added $3.8 million to a reserve for losses arising from securitized loans. These losses resulted from an unexpectedly high delinquency and default rate on securitized automobile loans, which, when recalculating the gain or loss on the transactions during the Company's regular and systematic review, necessitated the charge to earnings. There was no comparable expense for 1993 as there were no loans securitized. The remaining decrease in other noninterest expense was principally due to a reduction in the Company's provision for litigation in 1993 as compared with 1992.

AVERAGE BALANCES, INTEREST RATES AND INTEREST RATE DIFFERENTIAL

     The table below presents the following information: average earning assets (including nonaccrual loans) and average interest-bearing liabilities supporting earning assets; and interest income and interest expense expressed as a percentage of the related asset or liability. The average balances and, therefore, the rates presented do not include the effect of fair value adjustments under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

                                                                         DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           1994                              1993                              1992
                              -------------------------------   -------------------------------   -------------------------------
                               AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
                               BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE
                              ----------   --------   -------   ----------   --------   -------   ----------   --------   -------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.....  $   95,717                        $  100,755                        $  109,305
Excess funds sold to banks
  and other.................      43,489   $  1,716     3.95%       22,460   $    703     3.13%       18,254   $    706     3.87%
Securities(1)
  Taxable...................     435,210     26,688     6.13       431,242     28,696     6.65       449,121     32,905     7.33
  Non-taxable(2)............       5,559        556    10.00        11,175        819     7.33        17,413      1,027     5.90
                              ----------   --------             ----------   --------             ----------   --------
  Total securities..........     440,769     27,244     6.18       442,417     29,515     6.67       466,534     33,932     7.27
Trading account.............                                                                           2,967        192     6.47
Loans(2)(3).................    1,274,09    104,322     8.19     1,422,497    111,586     7.84     1,570,206    123,747     7.88
Reserve for possible loan
  losses....................     (62,203)                          (63,134)                          (51,298)
                              ----------                        ----------                        ----------
  Net loans.................   1,211,887                         1,359,363                         1,518,908
Other assets................      89,567                           117,572                           154,906
                              ----------   --------             ----------   --------             ----------   --------
    Total assets/interest
      income................  $1,881,429   $133,282     7.08%   $2,042,567   $141,804     6.94%   $2,270,874   $158,577     6.98%
                               =========   ========              =========   ========              =========   ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
Noninterest-bearing
  demand....................  $  350,405                        $  346,980                        $  333,319
Interest-bearing demand (NOW
  accounts).................     163,841   $  2,343     1.43%      144,255   $  2,693     1.87%      134,274   $  3,505     2.61%
Money market savings........     288,489      6,372     2.21       346,314      8,429     2.43       429,963     13,986     3.25
Other savings...............     311,139      7,745     2.49       320,357      9,338     2.91       322,259     11,238     3.49
Time........................     413,239     16,447     3.98       477,272     19,840     4.16       606,923     30,715     5.06
                              ----------   --------             ----------   --------             ----------   --------
    Total interest-bearing
      deposits..............   1,176,708     32,907     2.80     1,288,198     40,300     3.13     1,493,419     59,444     3.98
                              ----------                        ----------                        ----------
    Total deposits..........   1,527,113                         1,635,178                         1,826,738
Short-term borrowings.......     180,325      6,240     3.46       227,944      6,239     2.74       247,185      7,757     3.14
Other borrowings............      11,790      1,066     9.04        16,831      1,405     8.35        21,334      1,769     8.29
Other liabilities...........       9,945                            19,465                            28,177
Stockholders' investment....     152,256                           143,149                           147,440
                              ----------   --------             ----------   --------             ----------   --------
    Total liabilities and
      stockholders'
      investment/interest
      expense...............  $1,881,429   $ 40,213     2.14%   $2,042,567   $ 47,944     2.35%   $2,270,874   $ 68,970     3.04%
                               =========   ========              =========   ========              =========   ========
Earning assets -- interest
  income....................  $1,758,348   $133,282     7.58%   $1,887,374   $141,804     7.51%   $2,057,961   $158,577     7.71%
Interest-bearing
  liabilities -- interest
  expense...................  $1,368,823     40,213     2.94    $1,532,973     47,944     3.13    $1,761,938     68,970     3.91
                                           --------                          --------                          --------
Net interest spread(4)......                            4.64                              4.38                              3.80
Net interest margin(5)......               $ 93,069     5.29%                $ 93,860     4.97%                $ 89,607     4.35%
                                           ========                          ========                          ========
---------------

(1) For the purpose of this analysis, in 1994 and 1993, securities include securities available-for-sale and securities held-to-maturity. For 1992, securities include the investment portfolio and securities held for sale.

(2) Interest on loans to and obligations of public entities is not subject to federal income tax. In order to make pretax yields comparable to taxable loans and investments, a tax equivalent adjustment is utilized. The adjustment is based on a 34% federal income tax rate and includes applicable state taxes net of Federal tax benefit.

(3) For the purpose of this analysis, nonaccrual loans are included in the loan category.

(4) Net interest spread is the excess of the interest rate on average earning assets over the interest rate on average interest-bearing liabilities.

(5) Net interest margin is the excess of the interest earned over interest expense divided by average earning assets.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY MATERIAL.

                         INDEX TO FINANCIAL STATEMENTS

                                  FINANCIAL STATEMENTS                                    PAGE
----------------------------------------------------------------------------------------  ----
Report of Independent Public Accountants................................................    31
Consolidated Balance Sheets -- December 31, 1994 and 1993...............................    32
Consolidated Statements of Income for the years ended December 31, 1994, 1993 and
  1992..................................................................................    33
Consolidated Statements of Changes in Stockholders' Investment for the years ended
  December 31, 1994, 1993 and 1992......................................................    34
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and
  1992..................................................................................    35
Notes to Consolidated Financial Statements..............................................    36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of UST Corp.:

     We have audited the accompanying consolidated balance sheets of UST Corp. (a Massachusetts corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Corp. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

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

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 30, 1995

                                   UST CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
                                                                       (DOLLARS IN THOUSANDS)
                                            ASSETS
Cash, due from banks and interest-bearing deposits (Note 2).........  $   93,079     $   90,198
Excess funds sold to banks and other short-term investments.........      10,166         96,647
Securities (Notes 1 and 3):
     Securities available-for-sale:
          Mortgage-backed securities................................     195,009        263,435
          U.S. Treasury, corporate notes, and other.................     206,465        210,474
                                                                      ----------     ----------
               Total securities available-for-sale..................     401,474        473,909
     Securities held-to-maturity....................................         100
                                                                      ----------     ----------
               Total securities.....................................     401,574        473,909
Loans (Notes 4, 13, and 15):
     Loans -- net of unearned discount of $17,589,000 in 1994 and
      $11,359,000 in 1993...........................................   1,266,091      1,338,807
     Reserve for possible loan losses...............................     (61,945)       (62,547)
                                                                      ----------     ----------
               Total loans, net.....................................   1,204,146      1,276,260
Premises, furniture and equipment, net (Note 5).....................      32,403         32,661
Goodwill............................................................       2,070          2,192
Other real estate owned, net (Note 6)...............................      18,407         19,468
Other assets (Notes 9 and 11).......................................      41,387         52,931
                                                                      ----------     ----------
               Total Assets.........................................  $1,803,232     $2,044,266
                                                                      ==========     ==========

                           LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
     Demand:
          Noninterest-bearing.......................................  $  371,716     $  373,793
          Interest-bearing..........................................     168,434        170,642
     Savings:
          Money market..............................................     271,898        323,979
          Other.....................................................     285,350        320,924
     Time:
          Certificates of deposit over $100,000.....................      79,373         72,911
          Other.....................................................     314,035        378,549
                                                                      ----------     ----------
               Total deposits.......................................   1,490,806      1,640,798
Short-term borrowings (Note 7)......................................     158,989        226,268
Other borrowings (Note 8)...........................................       9,964         14,286
Other liabilities...................................................      10,839         10,095
                                                                      ----------     ----------
               Total liabilities....................................   1,670,598      1,891,447
Commitments and contingencies (Notes 14 and 15)
Stockholders' investment (Notes 1, 3, 8, 10, and 12):
     Preferred stock $1 par value; Authorized -- 4,000,000 shares;
      Outstanding -- None
     Common stock $.625 par value; Authorized -- 30,000,000 shares;
      Outstanding -- 17,614,792 and 17,304,795 shares in 1994 and
      1993, respectively............................................      11,009         10,815
     Additional paid-in capital.....................................      72,129         69,694
     Retained earnings..............................................      73,183         68,437
     Unrealized gain (loss) on securities available-for-sale, net of
      tax...........................................................     (23,601)         3,335
     Deferred compensation and other................................         (86)           538
                                                                      ----------     ----------
     Total stockholders' investment.................................     132,634        152,819
                                                                      ----------     ----------
               Total Liabilities and Stockholders' Investment.......  $1,803,232     $2,044,266
                                                                      ==========     ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                          YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                   1994            1993            1992
                                                                -----------     -----------     -----------
                                                                          (DOLLARS IN THOUSANDS,
                                                                           EXCEPT SHARE AMOUNTS)
Interest income:
  Interest and fees on loans..................................  $   103,526     $   110,673     $   122,522
  Interest and dividends on securities:
    Taxable...................................................       26,687          28,635          32,859
    Non-taxable...............................................          215             265             467
    Dividends.................................................          168             352             278
  Interest on excess funds and other..........................        1,716             703             898
                                                                -----------     -----------     -----------
         Total interest income................................      132,312         140,628         157,024
                                                                -----------     -----------     -----------
Interest expense:
  Interest on deposits........................................       32,907          40,300          59,444
  Interest on short-term borrowings...........................        6,240           6,239           7,757
  Interest on other borrowings................................        1,066           1,405           1,769
                                                                -----------     -----------     -----------
         Total interest expense...............................       40,213          47,944          68,970
                                                                -----------     -----------     -----------
  Net interest income.........................................       92,099          92,684          88,054
Provision for possible loan losses (Note 4)...................       23,125          64,258          41,893
                                                                -----------     -----------     -----------
  Net interest income after provision for possible loan
    losses....................................................       68,974          28,426          46,161
                                                                -----------     -----------     -----------
Noninterest income:
  Asset management fees.......................................       14,419          15,798          12,526
  Service charges on deposit accounts.........................        4,893           5,356           5,852
  Gain on sale of securities, net (Note 3)....................        1,105           4,403          13,724
  Lease residual income.......................................          362           1,148             753
  Corporate services income...................................        8,198           8,365           7,380
  Other.......................................................        1,357           1,653           2,124
                                                                -----------     -----------     -----------
         Total noninterest income.............................       30,334          36,723          42,359
                                                                -----------     -----------     -----------
Noninterest expense:
  Salary and employee benefits (Note 9).......................       42,625          38,451          35,370
  Net occupancy expense.......................................        8,317           7,419           7,384
  Credit card processing expense..............................        3,955           3,815           3,416
  Deposit insurance assessment................................        4,566           4,931           4,320
  Foreclosed asset and workout expense........................        9,976          23,356          20,272
  Other (Note 18).............................................       23,072          19,538          25,410
                                                                -----------     -----------     -----------
         Total noninterest expense............................       92,511          97,510          96,172
                                                                -----------     -----------     -----------
Income (loss) before income taxes.............................        6,797         (32,361)         (7,652)
  Income tax provision (benefit) (Note 11)....................        2,051         (11,511)         (2,931)
                                                                -----------     -----------     -----------
Net income (loss) before change in accounting method..........        4,746         (20,850)         (4,721)
Cumulative effect of change in method of accounting for income
  taxes (Note 1)..............................................                         (750)
                                                                -----------     -----------     -----------
         Net income (loss)....................................  $     4,746     $   (20,100)    $    (4,721)
                                                                ===========     ===========     ===========
Per share data:
  Net income (loss)...........................................  $       .27     $     (1.31)    $      (.34)
  Cash dividends declared.....................................           --              --              --
Weighted average number of common shares (Note 10)............   17,780,032      15,362,251      13,984,190


          The accompanying notes are an integral part of these consolidated financial statements.


                                   UST CORP.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

                                      COMMON STOCK     ADDITIONAL               UNREALIZED       DEFERRED
                                    ----------------    PAID-IN     RETAINED    GAIN/(LOSS)    COMPENSATION
                                    SHARES   AMOUNT     CAPITAL     EARNINGS   ON SECURITIES    AND OTHER
                                    ------   -------   ----------   --------   -------------   ------------
                                                       (DOLLARS AND SHARES IN THOUSANDS)
Balance December 31, 1991.........  13,903   $ 8,689    $ 46,126    $ 93,258     $    (150)      $ (1,429)
  Net loss........................                                    (4,721)
  Stock option exercises and stock
     issued under restricted stock
     plans (Notes 9 and 10).......     134        84       1,568
  Change in unrealized loss on
     equity securities (Note 3)...                                                     133
  Reduction in ESOP loan guarantee
     (Note 8).....................                                                                    322
                                    ------   -------    --------    --------     ---------       --------
Balance December 31, 1992.........  14,037     8,773      47,694      88,537           (17)        (1,107)
  Net loss........................                                   (20,100)
  Common stock sales (Note 12)....   3,155     1,972      21,271
  Stock option exercises and stock
     issued under restricted stock
     plans (Notes 9 and 10).......      96        59         622
  Cumulative effect of change in
     method of accounting for
     investment securities, net of
     tax (Note 1).................                                                   3,335
  Change in unrealized loss on
     equity securities (Note 3)...                                                      17
  Reduction in ESOP loan guarantee
     (Note 8).....................                                                                    321
  Activity in Directors Deferred
     Compensation Program, net
     (Note 10)....................      17        11         107                                    1,324
                                    ------   -------    --------    --------     ---------       --------
Balance December 31, 1993.........  17,305    10,815      69,694      68,437         3,335            538
  Net income......................                                     4,746
  Stock option exercises and stock
     issued under restricted stock
     plans (Notes 9 and 10).......     258       162       2,108                                     (664)
  Change from net unrealized gain
     to loss on securities
     available-for-sale, net of
     tax (Note 1).................                                                 (26,936)
  Reduction in ESOP loan guarantee
     (Note 8).....................                                                                    322
  Activity in Directors Deferred
     Compensation Program, net
     (Note 10)....................      52        32         327                                     (282)
                                    ------   -------    --------    --------     ---------       --------
Balance December 31, 1994.........  17,615   $11,009    $ 72,129    $ 73,183     $ (23,601)      $    (86)
                                    ======   =======    ========    ========     =========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                                          1994        1993        1992
                                                                        ---------   ---------   ---------
                                                                             (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)...................................................  $   4,746   $ (20,100)  $  (4,721)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Cumulative effect of change in accounting method..................                   (750)
    Provision for possible loan losses................................     23,125      64,258      41,893
    Depreciation and amortization.....................................      5,295       5,029       5,031
    Amortization of gain on sale/leaseback............................       (384)       (384)       (384)
    Amortization of security premiums, net............................        732       1,344       1,856
    Trading account sales.............................................                            209,917
    Trading account purchases.........................................                           (173,260)
    Gain on sale of securities, net...................................     (1,105)     (4,403)    (13,724)
    Writedowns of equity securities...................................                    181          44
    Trading account losses............................................                                132
    (Gain) loss on sale of other real estate owned, net...............       (515)      1,120       2,338
    Writedowns of other real estate owned.............................      3,810      16,244      10,783
    Deferred income tax benefit (expense).............................      3,902      (4,494)      1,106
    Increase (decrease) in accruals and other, net....................     15,949      (1,241)     17,367
                                                                        ---------   ---------   ---------
         Net cash provided by operating activities....................     55,555      56,804      98,378
Cash flows provided by investing activities:
  Sales and maturities of investment securities.......................                  5,584       4,889
  Purchase of investment securities...................................                 (1,063)       (334)
  Proceeds from securities held for sale..............................                321,517     371,663
  Proceeds from sales of securities available-for-sale................     61,669
  Proceeds from maturities of securities available-for-sale...........    121,462
  Purchases of securities held for sale...............................               (312,866)   (402,647)
  Purchases of securities available-for-sale..........................   (144,794)
  Purchases of securities held-to-maturity............................       (100)
  Net decrease (increase) in short-term investments...................     86,481     (95,306)        577
  Net loans paid......................................................     34,266      87,939     117,439
  Proceeds from other real estate owned...............................     12,491      19,567      13,800
  Purchases of premises and equipment.................................     (3,670)     (1,268)     (1,257)
                                                                        ---------   ---------   ---------
         Net cash provided by investing activities....................    167,805      24,104     104,130
Cash flows used by financing activities:
  Net (decrease) increase in nontime deposits.........................    (91,940)    (90,408)      3,195
  Net payments on certificates of deposit.............................    (58,052)    (60,725)   (209,726)
  Net (payments) proceeds on short-term borrowings....................    (67,279)     24,217      20,528
  Net payments on other borrowings....................................     (4,000)     (4,000)     (4,500)
  Issuance of common stock for cash, net..............................        792      23,677         120
                                                                        ---------   ---------   ---------
         Net cash used by financing activities........................   (220,479)   (107,239)   (190,383)
                                                                        ---------   ---------   ---------
  Increase (decrease) in cash and cash equivalents....................      2,881     (26,331)     12,125
  Cash and cash equivalents at beginning of year......................     90,198     116,529     104,404
                                                                        ---------   ---------   ---------
  Cash and cash equivalents at end of year............................  $  93,079   $  90,198   $ 116,529
                                                                        =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest..........................................................  $  39,853   $  48,959   $  71,233
                                                                        =========   =========   =========
    Income taxes......................................................  $   2,204   $   1,210   $   2,495
                                                                        =========   =========   =========
Noncash transactions:
  Transfers from investment portfolio to securities held for sale.....              $   7,103
                                                                                    =========
  Transfers from other assets to securities available-for-sale........  $     300
                                                                        =========
  Transfers from loans to other real estate owned.....................  $  29,640   $  39,128   $  41,751
                                                                        =========   =========   =========
  Financed other real estate owned sales..............................  $  14,917   $  25,883   $  23,184
                                                                        =========   =========   =========
  Common stock issuance...............................................  $   1,837   $     365   $   1,532
                                                                        =========   =========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of UST Corp. (the "Company") conform with generally accepted accounting principles and general practice in the banking industry. The significant policies are summarized below.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The parent company only financial statements contained in Note 16 reflect investments in subsidiaries using the equity method of accounting.

     Certain reclassifications have been made to prior year balances to conform with the current year presentation. Assets owned by others and held in a fiduciary or agency capacity are not included in the consolidated balance sheets.

SECURITIES

     On December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under this statement such securities are classified as held-to-maturity, trading, or available-for-sale.

     Securities Held-to-Maturity -- Debt securities which management has the positive intent and ability to hold to maturity are classified as held-to-maturity, and are carried at cost adjusted for the amortization of premium or the accretion of discount.

     Trading Securities -- Debt and equity securities with readily determinable market values that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are carried at fair value, with unrealized gains and losses included in current earnings. At December 31, 1994 and 1993, the Company had no securities classified as trading.

     Securities Available-for-Sale -- Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value, with unrealized after-tax gains and losses reported as a separate component of stockholders' investment. At December 31, 1994, stockholders' investment was reduced by an unrealized loss related to SFAS No. 115 of $29,023,000 net of an income tax benefit of $5,422,000.

     Securities that do not have readily determinable market values are carried at cost and classified in other assets. At December 31, 1994 and 1993 such securities amounted to $3,908,000 and $5,071,000, respectively.

     Prior to December 31, 1993, debt securities were designated at the time they were purchased as either held for sale or held to maturity, based on management intent at the time. Securities which management had the ability and intent to hold on a long-term basis or until maturity were classified as held to maturity. Securities which were to be held for indefinite periods of time and not intended to be held to maturity or on a long-term basis were classified as securities held for sale and carried at the lower of aggregate cost or market value.

     For mortgage-backed securities, the Company recalculates the effective yield on the investment to reflect the actual prepayment results and anticipated future payments. The net investment in these securities is adjusted to the amount that would have existed had the new estimated average life and effective yield been

                                   UST CORP.

applied since the acquisition of the securities. Such adjustments are charged or credited to interest income in the current period.

     The Company determines the securities sold by the specific identification method. The amount of taxes paid on gains is dependent upon the overall results of operations of the subsidiary incurring the gain.

PREMISES, FURNITURE AND EQUIPMENT

     Premises, furniture and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using the straight-line method by charges to expense in amounts estimated to amortize the cost over the estimated useful lives of the respective assets as follows:

            Buildings and building improvements.....................   10-40 years
            Furniture and equipment.................................    3-10 years

     Leasehold improvements are amortized over the life of the lease agreements.

LOAN INCOME AND FEES

     Certain installment loans and commercial time loans are made on a discounted basis. The unearned discount applicable to such loans is recorded as income monthly by use of the actuarial method. Interest income on nondiscounted loans is accrued based on the principal amount of loans outstanding.

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

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. SFAS No. 114 requires that impaired loans, as defined, be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent. This Statement is effective for fiscal years beginning after December 15, 1994. Management believes that adoption of this Statement will not have a material effect on the financial condition or results of operations of the Company.

RESERVE FOR POSSIBLE LOAN LOSSES

     The reserve for possible loan losses is maintained at a level considered adequate by management to provide for possible losses from loans, leases and commitments to extend credit. Adequacy of the reserve is determined by management using a consistent methodology which analyzes the size and risk of the loan portfolio on a monthly basis. Factors in this analysis include past loan loss experience and asset quality, as reflected by trends of delinquent, nonaccrual and restructured loans and the Company's credit risk rating profile. Consideration is also given to the current and expected economic conditions and, in particular, how such conditions affect the types of credits in the portfolio and the market area in general. This analysis is documented using a combination of numerical, statistical and qualitative analysis (including sensitivity tests), and a written conclusion discussing the rationale supporting reserve adequacy. The reserve is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the current period.

                                   UST CORP.

OTHER REAL ESTATE OWNED

     Other real estate owned includes both actual and in-substance repossessions. In December 1992 the Company adopted Statement of Position No. 92-3 ("SOP 92-3") issued by the American Institute of Certified Public Accountants. This SOP states that foreclosed assets are presumed to be held for sale. Therefore, they should be carried at the lower of cost or fair value, minus estimated costs to sell ("net realizable value"). In 1992 the pretax charge to income resulting from implementation was $750,000.

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

EARNINGS (LOSS) PER SHARE

     Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Average dilutive common stock equivalents were 379,059 for 1994. Loss per share computations for 1993 and 1992 do not include common stock equivalents due to their antidilutive effect. The dual presentation of primary and fully diluted earnings per share is not presented since the difference from earnings per share is less than 3 percent.

GOODWILL AND CORE DEPOSIT INTANGIBLES

     Goodwill and core deposit intangibles are stated at cost less accumulated amortization. Cost of purchased businesses in excess of net assets acquired ("goodwill") includes amounts being amortized over twenty- and forty-year periods. Amortization expense was $122,500 in each of 1994, 1993 and 1992. Values assigned to deposits of purchased businesses ("core deposit intangibles") are being amortized over seven- and thirteen-year periods. Amortization expense was $1,245,000 in each of 1994, 1993 and 1992.

     On a periodic basis, the Company reviews its goodwill and core deposit intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable.

RETIREMENT BENEFITS

     In December 1990, the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 is effective for fiscal years beginning after December 15, 1992. This statement did not have any impact on the Company's financial position or results of operations.

                                   UST CORP.

     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 is effective for fiscal years beginning after December 15, 1993. This statement did not have any impact on the Company's financial position or results of operations.

STATEMENTS OF CASH FLOWS

     For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits.

(2) RESTRICTIONS ON CASH AND DUE FROM BANKS

     At December 31, 1994 and 1993, cash and due from banks included $34,173,000 and $42,072,000, respectively, to satisfy the reserve requirements of the Federal Reserve Board.

(3) SECURITIES

     A comparison of the amortized cost, estimated fair value and gross unrealized gains and losses as of December 31, 1994 and December 31, 1993 for securities available-for-sale and held-to-maturity follows:

                                                                          1994
                                                  ----------------------------------------------------
                                                                  GROSS          GROSS
                                                  AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                    COST          GAINS          LOSSES        VALUE
                                                  ---------     ----------     ----------     --------
                                                                 (DOLLARS IN THOUSANDS)
Securities available-for-sale:
  Mortgage-backed securities:
     FHLMC......................................  $ 132,241        $ 97         $  (8,765)    $123,573
     FNMA.......................................     77,761          45            (6,370)      71,436
                                                  ---------        ----         ---------     --------
          Total mortgage-backed securities......    210,002         142           (15,135)     195,009
  US Treasury and Federal agencies..............    154,823           5           (12,414)     142,414
  States and municipalities.....................      3,577          49              (133)       3,493
  Foreign governments...........................        425                                        425
  Corporate debt securities.....................     59,716         208            (1,611)      58,313
  Marketable equity securities..................      1,954         120              (254)       1,820
                                                  ---------        ----         ---------     --------
          Total.................................  $ 430,497        $524         $ (29,547)    $401,474
                                                  =========        ====         =========     ========
Securities held-to-maturity:
  States and municipalities.....................        100                            (3)          97
                                                  ---------                     ---------     --------
          Total.................................  $     100                     $      (3)    $     97
                                                  =========                     =========     ========

                                   UST CORP.

                                                                          1993
                                                  ----------------------------------------------------
                                                                  GROSS          GROSS
                                                  AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                    COST          GAINS          LOSSES        VALUE
                                                  ---------     ----------     ----------     --------
                                                                 (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
  FHLMC.........................................  $ 177,600       $2,713        $   (749)     $179,564
  FNMA..........................................     83,514        1,264            (907)       83,871
                                                  ---------       ------        --------      --------
          Total mortgage-backed securities......    261,114        3,977          (1,656)      263,435
US Treasury and Federal agencies................    130,192          795          (1,284)      129,703
States and municipalities.......................      3,712          178              (3)        3,887
Foreign governments.............................        451                                        451
Corporate debt securities.......................     70,579        2,915              (3)       73,491
Marketable equity securities....................      2,112          886             (56)        2,942
                                                  ---------       ------        --------      --------
          Total securities......................  $ 468,160       $8,751        $ (3,002)     $473,909
                                                  =========       ======        ========      ========

     The amortized cost and estimated market value of debt securities at December 31, 1994 and 1993, by contractual maturity, are shown in the table below. Actual maturities are expected to differ from contractual maturities because some borrowers have the right to prepay without prepayment penalty. Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives. Equity securities, which have no contractual maturity, are presented in the aggregate.

                                                         1994                          1993
                                                -----------------------       -----------------------
                                                              ESTIMATED                     ESTIMATED
                                                AMORTIZED       FAIR          AMORTIZED       FAIR
                                                  COST          VALUE           COST          VALUE
                                                ---------     ---------       ---------     ---------
                                                               (DOLLARS IN THOUSANDS)
Securities available-for-sale:
Mortgage-backed securities:
  Due after 5 years through 10 years..........  $  26,144     $  25,967       $  42,187     $  43,005
  Due after 10 years..........................    183,858       169,042         218,927       220,430
                                                ---------     ---------       ---------     ---------
          Total mortgage-backed securities....    210,002       195,009         261,114       263,435
All other debt securities:
  Due in 1 year or less.......................     22,706        22,624           2,255         2,253
  Due after 1 year through 5 years............    168,449       159,047         174,623       177,579
  Due after 5 years through 10 years..........     25,935        21,575          25,889        25,389
  Due after 10 years..........................      1,451         1,399           2,167         2,311
                                                ---------     ---------       ---------     ---------
          Total debt securities...............    428,543       399,654         466,048       470,967
          Total marketable equity
            securities........................      1,954         1,820           2,112         2,942
                                                ---------     ---------       ---------     ---------
          Total...............................  $ 430,497     $ 401,474       $ 468,160     $ 473,909
                                                 ========      ========        ========      ========
Securities held-to-maturity:
  Due after 1 year through 5 years............        100            97
                                                ---------     ---------
          Total...............................  $     100     $      97
                                                 ========      ========

     Proceeds from sales of debt securities held in the investment portfolio, held for sale, or available-for-sale during 1994 were $60,061,000 and $162,956,000 during 1993. Gross gains of $79,000 for 1994 and $3,038,000 for
1993 and gross losses of $137,000 for 1993 and none for 1994 were realized on those sales. Net gains on sales of all securities held in the investment portfolio, held for sale, trading accounts, and available-for-sale

                                   UST CORP.

were $1,105,000, $4,403,000, and $13,724,000 for 1994, 1993, and 1992,
respectively. The 1994 gains were comprised principally from the sale of equity securities.

     At December 31, 1994, securities carried at $203,246,000 were pledged to secure public and trust deposits, securities sold under agreements to repurchase and for other purposes as required by law.

(4) LOANS

     The composition of the loan portfolio (net of unearned discount) at December 31, 1994 and 1993 was as follows:

                                                                     1994           1993
                                                                  ----------     ----------
                                                                   (DOLLARS IN THOUSANDS)
    Commercial and financial loans..............................  $  702,134     $  757,638
    Real estate:
      Construction loans........................................      13,109         35,295
      Developer, investor and land..............................     259,065        315,700
    Consumer:
      Residential mortgage loans................................      89,551         84,846
      Home equity loans.........................................      64,068         63,188
      Indirect automobile installment...........................      90,255         31,848
      Other consumer loans......................................      21,964         23,944
    Lease financing.............................................      25,945         26,348
                                                                  ----------     ----------
                                                                   1,266,091      1,338,807
    Reserve for possible loan losses............................     (61,945)       (62,547)
                                                                  ----------     ----------
                                                                  $1,204,146     $1,276,260
                                                                  ==========     ==========

     Nonaccrual loans were $49.4 million and $49.3 million at December 31, 1994 and December 31, 1993, respectively. Accruing restructured loans totaled $15.8 million and $41.5 million at December 31, 1994 and 1993, respectively. Had nonaccruing and accruing restructured loans been paying in accordance with their original terms, approximately $3,071,000 and $6,247,000 of additional interest income would have been recorded in 1994 and 1993, respectively.

     Most of the Company's business activity is with customers located within the states of Massachusetts and Connecticut. At year-end 1994, the Company's exposure to credit risk principally secured by commercial real estate, home equity and residential real estate included $426 million of loans. See Note 15 for additional discussion of concentration of credit risk.

     Analysis of the reserve for possible loan losses for the three years ended December 31, 1994, 1993 and 1992 is as follows:

                                                               1994       1993       1992
                                                             --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
    Balance at beginning of period.........................  $ 62,547   $ 50,126   $ 50,100
    Loans charged-off......................................   (30,128)   (55,595)   (43,214)
    Recoveries on loans previously charged-off.............     6,401      3,758      1,347
                                                             --------   --------   --------
    Net chargeoffs.........................................   (23,727)   (51,837)   (41,867)
    Provided from operations...............................    23,125     64,258     41,893
                                                             --------   --------   --------
    Balance at end of period...............................  $ 61,945   $ 62,547   $ 50,126
                                                             ========   ========   ========

     In June 1993 the Company recorded a special $30 million provision for loan losses which is included in the above table.

                                   UST CORP.

(5) PREMISES, FURNITURE AND EQUIPMENT

     A summary of the accounts as of December 31, 1994 and 1993 is as follows:

                                                                        1994        1993
                                                                       -------     -------
                                                                     (DOLLARS IN THOUSANDS)
    Land.............................................................  $ 2,839     $ 2,899
    Buildings and leasehold improvements.............................   34,861      34,499
    Furniture and equipment..........................................   15,450      17,744
                                                                       -------     -------
                                                                        53,150      55,142
    Less -- Accumulated depreciation and amortization................   20,747      22,481
                                                                       -------     -------
                                                                       $32,403     $32,661
                                                                       =======     =======

     Depreciation and amortization expenses reflected in the consolidated statements of income were $3,927,000, $3,662,000 and $3,665,000 in 1994, 1993 and 1992, respectively.

     On January 3, 1991, the Company sold one of its buildings to an unaffiliated third party for $8.2 million. A portion of the building houses certain functions of the Company which were leased back from the purchaser. This transaction resulted in a gain of approximately $5 million of which $3 million was recognized in 1991 with the difference amortized to income over the life of the lease.

(6) OTHER REAL ESTATE OWNED

     Other real estate owned includes in-substance foreclosures of $8,448,000 and $8,197,000 at December 31, 1994 and 1993, respectively. The balance is stated net of valuation allowances of $3,187,000 in 1994 and $6,553,000 in 1993. In 1994 provisions charged to foreclosed asset and workout expense were $3,093,000 and chargeoffs recorded against the valuation reserve were $6,883,000.

     The net cost of other real estate owned included in foreclosed asset and workout expense in the income statement was $6,504,000, $21,256,000 and $18,276,000 in 1994, 1993 and 1992, respectively. These costs include the above-mentioned provisions to reflect reductions in net realizable value, net gain or loss on sales and cost of maintaining and operating the properties.

(7) SHORT-TERM BORROWINGS

     Short-term borrowings consisted of the following at December 31, 1994 and 1993:

                                                                       1994         1993
                                                                     --------     --------
                                                                    (DOLLARS IN THOUSANDS)
    Federal funds purchased........................................  $ 19,296     $ 35,913
    Securities sold under agreements to repurchase.................   126,597      158,618
    Treasury tax and loan note account.............................    13,096       30,751
    Other..........................................................                    986
                                                                     --------     --------
                                                                     $158,989     $226,268
                                                                     ========     ========

     The weighted average interest rates at December 31, 1994 and 1993 were 4.74% and 3.35%. The average outstanding short-term borrowings were $180,325,000 in 1994 and $227,944,000 in 1993. The approximate weighted average interest rates during the year were 3.46% in 1994 and 2.74% in 1993. The maximum amount of short-term borrowings outstanding at any month end was $212,174,000 in 1994 and $320,338,000 in 1993.

                                   UST CORP.

(8) OTHER BORROWINGS

     Other borrowings consisted of the following at December 31, 1994 and 1993:

                                                                         1994       1993
                                                                        ------     -------
                                                                      (DOLLARS IN THOUSANDS)
    UST Corp.
      8.5% Senior Notes due in installments from 1992 - 1996..........  $8,000     $12,000
      Guaranteed ESOP debt at 84% of the prime rate, as established,
         due in installments to 1996..................................     464         786
    UST Capital Corp.
      11.505% note to the Small Business Administration due 1995......   1,500       1,500
                                                                        ------     -------
                                                                        $9,964     $14,286
                                                                        ======     =======

     Payments required under the above obligations were $4,322,000 in 1994 and will amount to $5,821,000 in 1995 and the balance of $4,143,000 in 1996.

     During 1986, the Company issued $20,000,000 of 8.5% subordinated notes to an insurance company. The debt is payable in annual installments of $4 million from 1992 through 1996. Under the terms of the agreement, the Company may not make dividend payments in excess of 60% of cumulative net earnings since December 31, 1985 plus $7 million.

     The Company has an employee stock ownership plan ("ESOP") which covers substantially all of its employees. The plan is administered by a committee designated by the Board of Directors and is maintained in a separate trust established for that purpose. The trustee obtained third-party financing to purchase shares of UST Corp. common stock and UST Corp. has guaranteed this debt. The purchased shares are allocated to the participants on a pro-rata basis, over the period in which they are earned.

(9) EMPLOYEE BENEFIT PLANS

     The Company has a noncontributory retirement plan covering all employees who meet specified age and employment requirements. The plan provides pension benefits that are based on the employee's compensation during the highest consecutive five of the last ten years before retirement. The following summary sets forth the plan's funded status and amounts included in the Company's consolidated balance sheets as of December 31, 1994 and 1993:

                                                                        1994            1993
                                                                       -------         -------
                                                                       (DOLLARS IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefit obligation..........................................  $11,929         $12,120
  Nonvested benefit obligation.......................................      314             360
                                                                       -------         -------
  Accumulated benefit obligation.....................................   12,243          12,480
  Effect of projected future compensation levels.....................    3,048           4,670
                                                                       -------         -------
Projected benefit obligation for service rendered to date............   15,291          17,150
Plan assets, primarily listed stocks and U.S. bonds..................   16,811          17,574
                                                                       -------         -------
Excess of plan assets over projected benefit obligation..............    1,520             424
Unrecognized loss....................................................    1,482           3,423
Unrecognized prior service asset.....................................     (308)            (32)
Unrecognized net transition asset....................................   (1,625)         (1,895)
                                                                       -------         -------
Prepaid costs included in other assets...............................  $ 1,069         $ 1,920
                                                                       =======         =======

                                   UST CORP.

     The weighted-average discount rate and rate of increase of future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8.5% and 5.0%, respectively, for 1994 and 7.0% and 5.0%, respectively, for 1993. The expected long-term rate of return on assets used was 9.0% and 9.5%, respectively, for 1994 and 1993.

     Net pension cost (income) for 1994, 1993 and 1992 included the following components:

                                                                 1994      1993      1992
                                                                -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
    Service cost benefit earned during the period.............  $ 1,050   $   880   $   866
    Interest cost on projected benefit obligation.............    1,265     1,179     1,059
    Return on plan assets.....................................      325    (1,232)     (939)
    Net amortization and deferral.............................   (1,789)     (463)   (1,251)
                                                                -------   -------   -------
      Net pension cost (income)...............................  $   851   $   364   $  (265)
                                                                =======   =======   =======

     The Company has a qualified Profit-Sharing Plan covering substantially all employees. Under the plan, up to six percent of net income before income taxes, as defined, may be contributed to the profit-sharing trust. The Company did not make a contribution to the profit-sharing trust in 1994, 1993 or 1992.

     In January 1994, the Company added an Employee's Savings feature to the existing Profit Sharing Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The new plan was named the UST Corp. Employee Savings Plan. Under the Savings feature, participating employees may defer a portion up to 8% of their pretax earnings not to exceed the Internal Revenue Service annual contribution limits. The Company matches 25% of each eligible employee's contributions up to 4% of the employee's earnings. The Company made a matching contribution of $198,000 in 1994, the first year of the new feature.

     The Company also has an ESOP for substantially all employees. Under the plan, the Company contributes either a fixed amount or a percentage of compensation of all participants.

     The Company has a Restricted Stock Ownership Plan adopted in 1989 for key employees under which 448,375 shares of common stock have been granted. The shares vest to the employee over varying schedules. In 1994, 56,701 restricted shares vested under this plan. At December 31, 1994 there were 87,700 unvested restricted shares outstanding.

     Expenses (income) relating to the plans were as follows:

                                                                                      PROFIT SHARING
              YEAR ENDED                           EMPLOYEE         RESTRICTED          (INCLUDING
             DECEMBER 31,           PENSION     STOCK OWNERSHIP       STOCK          SAVINGS FEATURE)
    ------------------------------  -------     ---------------     ----------  ---------------------------
      1994........................   $ 851           $ 425             $558                $ 198
      1993........................     364             319              399
      1992........................    (265)            425              287

(10) STOCK OPTIONS

     The Company has a Stock Compensation Plan adopted in 1992 and amended in 1994, under the terms of which the Company may issue incentive stock options, nonqualified stock options and shares of restricted stock. At December 31, 1994, 8,479 shares of the Company's common stock remained available for future grants to officers and key employees. The Company's Stock Compensation Plan provides that the number of shares of common stock reserved for future grants under the plan be increased by an amount equal to 1.25 percent of the number of shares outstanding on the first day of each fiscal year. As a result, as of January 1, 1995, 220,185 additional common shares were reserved for future grants.

                                   UST CORP.

     In May 1990, the stockholders approved a Directors Stock Option Plan under which each outside director would receive a grant of 5,250 shares. The total number of shares outstanding at December 31, 1994 were 47,250. All shares to current outside directors have been granted. The Directors Stock Option Plan terminates on March 18, 1995, any outstanding options on that date will expire.

     The Company has a Directors Deferred Compensation Program under which up to 250,000 shares of the Company's common stock may be granted to Directors of the Company or its banking subsidiaries who choose to receive their Director's fees or stipend in shares of the Company in lieu of cash.

     The following table presents the activity for the employee stock option program under the Stock Compensation Plan for the years ended December 31, 1994, 1993, and 1992:

                                                     NUMBER OF SHARES     OPTION PRICE
                                                       UNDER OPTION        PER SHARE          TOTAL
                                                     ----------------     ------------     ------------
Outstanding at December 31,  1994..................      1,254,914        $5.00-$12.00     $ 10,620,728
                             1993..................        656,859         $5.00-$9.00     $  4,463,412
                             1992..................        583,886        $5.00-$9.125     $  3,596,327
Exercisable at December 31,  1994..................        721,936        $5.00-$12.00     $  5,910,636
                             1993..................        290,492         $5.00-$8.62     $  1,770,462
                             1992..................        221,592         $5.00-$6.07     $  1,344,923
Exercised during the year    1994..................        123,108         $6.07-$8.62     $    760,209
                             1993..................         65,696               $6.07     $    398,869
                             1992..................         19,621               $6.07     $    119,115
Granted during the year      1994..................      1,004,500        $9.00-$13.38     $ 10,459,688
                             1993..................        300,000        $7.50-$12.00     $  2,700,000
                             1992..................         32,100         $5.00-$9.13     $    246,214
Cancelled during the year    1994..................        283,337        $6.07-$13.38     $  3,542,162
                             1993..................        161,331         $6.07-$9.18     $  1,434,063
                             1992..................         26,890               $6.07     $    163,261

     In December 1989, April 1990, April 1991, and December 1994, the Board of Directors authorized an option substitution program permitting employees to surrender options with an option price of more than $14.29, $10.00, $6.07, and $9.75, respectively, in exchange for new options. Outstanding options for 149,331, 513,817, 516,502, and 273,500, respectively, were exchanged under the program. Options were exchanged on a one-for-one basis at an option price of $14.29, $10.00, $6.07, and $9.75, respectively, per share, the fair market value of the Company's common stock on the date of authorization. The new options vest ratably over a five-year period.

                                   UST CORP.

(11) INCOME TAXES

     The income tax provision (benefit) shown on the consolidated statements of income consisted of the following:

                                                            1994         1993        1992
                                                           -------     --------     -------
                                                                (DOLLARS IN THOUSANDS)
    Current tax expense (benefit):
      Federal............................................  $(6,230)    $ (8,302)    $(6,513)
      State..............................................    1,147        1,285       2,476
                                                           -------     --------     -------
                                                            (5,083)      (7,017)     (4,037)
                                                           -------     --------     -------
    Deferred tax expense (benefit):
      Federal............................................    6,588       (4,448)      1,550
      State..............................................      546          (46)       (444)
                                                           -------     --------     -------
                                                             7,134       (4,494)      1,106
                                                           -------     --------     -------
              Total......................................  $ 2,051     $(11,511)    $(2,931)
                                                           =======     ========     =======

     At December 31, 1994 and 1993, cumulative net deferred income tax benefits amounting to $11,679,000 and $10,911,000 were included in the consolidated balance sheets as other assets. Additionally, at December 31, 1994 and 1993 there were tax refund receivables of $2,998,000 and $9,549,000, respectively, included in other assets.

     The components of the net deferred tax asset were as follows:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                        1994            1993
                                                                      --------        --------
                                                                       (DOLLARS IN THOUSANDS)
Book provision for loan losses in excess of tax.....................  $ 26,175        $ 26,253
Net operating losses(1).............................................    12,207           1,700
Alternative minimum tax credit......................................     4,988           6,239
Investment tax credits..............................................     4,730           3,809
Book writedowns on foreclosed real estate, not deducted for tax.....                     3,009
Deferred compensation benefits not deducted for tax.................     1,264           1,187
Tax deductions on leveraged leases deferred for book................   (17,226)        (19,185)
Loan mark to market adjustment for tax..............................   (11,228)         (7,390)
Securities mark to market adjustment deferred for tax...............    (1,779)         (2,832)
Tax basis in core deposits less than book...........................      (850)         (1,115)
Pension expense deducted for tax not book...........................      (850)         (1,043)
Tax basis in partnership investment less than book..................      (708)           (597)
Cumulative tax depreciation in excess of book.......................      (675)           (781)
Valuation allowance (state).........................................      (365)           (538)
Valuation allowance (federal)(1)....................................    (6,017)
Other, net..........................................................     2,013           2,195
                                                                      --------        --------
          Total deferred tax asset..................................  $ 11,679        $ 10,911
                                                                      ========        ========
---------------

(1) The Company recorded a cumulative $5.4 million tax benefit net of a $6 million valuation allowance, related to the unrealized loss on securities available-for-sale under SFAS No. 115. The Company recognized the unrealized loss as a current deduction for income tax purposes which contributed to the increase in net operating losses for 1994. In light of the size of the unrealized loss and its current level of taxable income, the Company concluded that full recognition of the deferred tax amount was not appropriate and as such limited the amount of the recorded benefit to $5.4 million at December 31, 1994.


                                   UST CORP.

     The provisions for income taxes differ from the amounts computed by applying the U.S. statutory Federal tax rate of 34% in 1994 and 1992 and 35% in 1993 to income (loss) before income taxes principally due to:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1993        1992
                                                                ------     --------     -------
                                                                    (DOLLARS IN THOUSANDS)
Tax (benefit) at statutory rate...............................  $2,311     $(11,326)    $(2,601)
Increases (reductions) from:
  Tax-exempt income on investment securities and loans........    (676)        (832)     (1,082)
  State income taxes, net of federal income tax benefit.......   1,118          818       1,340
  Low income housing credits..................................    (911)        (862)       (750)
  Other, net..................................................     209          691         162
                                                                ------     --------     -------
Tax expense (benefit) recorded................................  $2,051     $(11,511)    $(2,931)
                                                                ======     ========     =======

(12) CAPITAL AND REGULATORY AGREEMENTS

     On June 2, 1993 the Company sold 500,000 shares of its unregistered common stock in a private placement for a cash price of $3,750,000. Substantially all of the net proceeds of that placement were used to repay principal on the Company's long-term debt. On August 12, 1993, the Company sold 2.87 million shares of its common stock in a European offering. These shares were placed with more than sixty institutional investors and the offering was made under Regulation S of the United States Securities and Exchange Commission. Net proceeds of this placement were approximately $21 million.

     The Company and its banking subsidiaries' ability to pay dividends is subject to certain limitations imposed by statutes of the Commonwealth of Massachusetts and the State of Connecticut, and limitations imposed by bank and bank holding company regulators. Massachusetts statutes restrict the amount of dividends payable by banks to be the balance of their undivided profits, net of any amount transferred to capital in excess of par value. In the case of Connecticut law, the limit is undivided profits plus reserve for possible loan losses. In any event, it is not likely that bank and bank holding company regulators would allow an institution to dividend any amounts which would reduce that institution's capital to below the minimum capital requirement in effect at that time.

     In 1992 the Company and its two Massachusetts-based banking subsidiaries, United States Trust Company ("USTC") and USTrust, signed written agreements with the Federal Reserve Bank of Boston ("FRB-Boston"), Federal Deposit Insurance Corporation ("FDIC") and the Banking Commissioner of the Commonwealth of Massachusetts ("Massachusetts Commissioner"). In accordance with the agreements the Company agreed not to pay any dividends to stockholders, nor take any dividends from its banking subsidiaries, without prior regulatory approval. Similarly, the banking subsidiaries agreed to refrain from transferring funds in the form of dividends to the Company without prior regulatory approval. In 1994, the Company received a total of $3 million in dividends from USTC. During the same period $4.9 million was contributed to UST/Conn and $500 thousand was contributed to USTrust by the Company to supplement their respective equity capital accounts.

     The banks also agreed to, among other matters, maintain a Tier 1 leverage capital ratio at or in excess of 6% beginning in February 1993. Tier 1 leverage capital ratio is defined by the Company's federal regulators to be essentially stockholders' investment, less intangible assets, divided by total average assets, less intangible assets. Based on average total assets at December 31, 1994, the Tier 1 leverage capital ratio was 39.46% for USTC and 7.55% for USTrust. In February 1994, the FDIC and the Massachusetts Commissioner terminated and lifted the Consent Agreement and Order with USTC. Despite the termination of its Regulatory Agreement, USTC has agreed to continue to request regulatory consent prior to the payment of dividends.

     Since June 1991, UST/Conn has been operating under a Stipulation and Agreement with the Banking Commissioner of the State of Connecticut. This agreement was amended in August 1992, November 1993

                                   UST CORP.

and July 1994 and requires, among other things, that UST/Conn maintain a Tier 1 leverage capital ratio of 6%. At December 31, 1994 UST/Conn Tier 1 leverage capital ratio was 6.40%.

     Additionally, the Company agreed to maintain Tier 1, Total risk-based and Tier 1 leverage capital ratios which conform to the Capital Adequacy Guidelines of the Board of Governors of the Federal Reserve System. At December 31, 1994, the Company's Tier 1, Total risk-based capital and Tier 1 leverage ratios were 9.82%, 11.45% and 8.27%, respectively. The Company believes its consolidated ratios meet the required minimums.

(13) RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Company's banking subsidiaries have granted loans to certain of the Company's directors and executive officers. All such transactions are made on substantially the same terms as those prevailing at the same time for individuals not affiliated with the Company and its subsidiaries and at the time they were granted did not involve more than the normal risk of collectibility. At December 31, 1994, none of these transactions were on nonaccrual status, nor did they involve delinquent or restructured loans. However, at December 31, 1994 loans to directors of the Company or to their affiliated companies in the amount of approximately $14 million (all to Director Francis X. Messina and his related interests) were characterized as Substandard, in the Company's internal risk rating profile. Under the Company's definition, Substandard assets are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. However, the Substandard classification does not imply ultimate loss for each individual asset so classified.

     An analysis of loans outstanding in excess of $60,000 to directors and officers related to the foregoing entities at December 31, 1994 is as follows:

                                                                 DOLLARS IN THOUSANDS
            Balance, December 31, 1993.........................        $ 44,497
            Additions..........................................          18,311
            Repayments.........................................         (13,298)
            Other reductions(1)................................          (7,294)
                                                                       --------
            Balance, December 31, 1994.........................        $ 42,216
                                                                       ========
---------------

(1) Other reductions include repayment of loans to directors and officers who ceased to be directors and officers of the Company or its subsidiary banks.


(14) COMMITMENTS AND CONTINGENCIES

     Commitments for leased premises expire at various dates through 2012. At December 31, 1994, minimum rental commitments for noncancelable leases are as follows:

                                                                 DOLLARS IN THOUSANDS
            1995...............................................        $  3,955
            1996...............................................           3,654
            1997...............................................           3,520
            1998...............................................           1,852
            1999...............................................           1,088
            thereafter.........................................           1,888
                                                                       --------
                      Total....................................        $ 15,957
                                                                       ========

     Rent expense for the years ended December 1994, 1993 and 1992 was $4,132,820, $3,932,074 and $4,432,156, respectively.

                                   UST CORP.

     In the ordinary course of business, the Company and its subsidiaries become defendants in a variety of judicial and administrative proceedings. In the opinion of management there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision, would be likely to result in a material adverse change in the financial condition or results of operations of the Company and its subsidiaries.

(15) FINANCIAL INSTRUMENTS WITH ON- AND OFF-BALANCE SHEET RISK

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount contained in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument or commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     The Company generally requires collateral or other security to support financial instruments with credit risk.

                                                                      CONTRACT OR NOTIONAL AMOUNT
                                                                     -----------------------------
                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         1994             1993
                                                                     ------------     ------------
                                                                        (DOLLARS IN THOUSANDS)
Financial instruments whose contract amount represents credit risk:
  Commitments to extend credit.....................................    $308,000         $268,000
  Standby letters of credit and financial guarantees written.......      64,000           63,000
  Commercial letters of credit.....................................       2,000            3,000
  Foreign exchange.................................................       1,000            1,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract during its term. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon and, in fact, have a maturity of less than one year, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. Of the total commitments to extend credit, approximately $71 million and $31 million were secured by real estate at December 31, 1994 and December 31, 1993, respectively.

     The amount of collateral obtained is based on management's evaluation of the credit risk. Collateral held on commitments and loans varies but may include cash, accounts receivable, inventory, property, plant and equipment.

     Standby and commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of, or payment by, a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral to support these commitments including (but not limited to) cash, accounts receivables, inventory, property plant and equipment. The extent of collateral held for those commitments

                                   UST CORP.

varies from zero to one hundred percent. Of the total standby and commercial letters of credit, approximately $15 million and $4 million were secured by real estate at December 31, 1994 and 1993, respectively.

     The Company's primary loan market is the New England region. Most of the loans outstanding are from eastern Massachusetts and a substantial portion of these loans are various types of real estate loans; still others have real estate as additional collateral. Over 90% of the Company's outstanding commercial and real estate loans are collateralized.

     The Company enters into offsetting agreements to purchase foreign currency and, in turn, sells it to its customers. These contracts carry credit risk because, in the event the customer fails to take delivery of the foreign currency, the Company is required to resell it to the open market.

     The Company's securities portfolio consists largely of mortgage-backed securities. These securities carry prepayment risk due to the fact that prevailing interest rates could decline. Under such circumstances an unusually high percentage of homeowners may choose to refinance their first mortgages to take advantage of these lower rates with the result that, under the Company's accounting policy, adjustments reducing gross unamortized premiums would be required. See Note (1), Securities Policies.

     In October 1994, the Financial Standards Board issued Statement of Financial Accounting Standards No. 119 (SFAS No. 119), "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which is effective for fiscal years ending after December 15, 1994. SFAS No. 119 requires certain disclosures about derivative financial instruments including futures, forward swap and option contracts and other financial instruments with similar characteristics. As of December 31, 1994, the Company had no investments requiring disclosure under SFAS No. 119.

(16)  PARENT COMPANY FINANCIAL INFORMATION

     Summarized information relative to the balance sheets at December 31, 1994 and 1993 and statements of income and cash flows for the three years in the period ended December 31, 1994 of UST Corp. are presented as follows. All dividend income in the periods shown below are from banking subsidiaries:

                     BALANCE SHEETS -- PARENT COMPANY ONLY

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1994           1993
                                                                       --------       --------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS:
  Cash, due from banks and interest-bearing deposits.................  $  2,258       $  2,269
  Securities purchased under agreements to resell....................                   21,000
  Securities available-for-sale......................................    15,957
  Investment in banking subsidiaries.................................   124,548        143,719
  Investment in nonbanking subsidiaries..............................        46             46
  Premises, furniture and equipment, net.............................        69             72
  Other assets.......................................................     3,084          4,578
                                                                       --------       --------
          Total assets...............................................  $145,962       $171,684
                                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT:
  Other borrowings...................................................  $  8,464       $ 12,786
  Other liabilities..................................................     4,864          6,079
  Stockholders' investment...........................................   132,634        152,819
                                                                       --------       --------
          Total liabilities and stockholders' investment.............  $145,962       $171,684
                                                                       ========       ========

                                   UST CORP.

                  STATEMENTS OF INCOME -- PARENT COMPANY ONLY

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1993        1992
                                                                ------     --------     -------
                                                                    (DOLLARS IN THOUSANDS)
Dividend income...............................................  $3,000     $  5,250
Undistributed equity in net income (loss) of subsidiaries.....   2,492      (24,065)    $(4,219)
Other income..................................................     731          292         902
                                                                ------     --------     -------
                                                                 6,223      (18,523)     (3,317)
Expenses......................................................   1,477        1,577       1,404
                                                                ------     --------     -------
     Net income (loss)........................................  $4,746     $(20,100)    $(4,721)
                                                                ======     ========     =======

                STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                    1994       1993      1992
                                                                  --------   --------   -------
                                                                     (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).............................................  $  4,746   $(20,100)  $(4,721)
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation and amortization..............................       447        447       447
     Undistributed (income) loss of affiliates..................    (2,492)    24,065     4,219
     Gain on sale of securities.................................        (5)                  (8)
     Decrease (increase) in other assets........................       536       (338)      837
     Increase (decrease) in other liabilities...................       316      1,543    (2,122)
                                                                  --------   --------   -------
          Net cash provided (used) by operating activities......     3,548      5,617    (1,348)
Cash flows provided (used) by investing activities
  Sale of securities............................................    19,961     26,700     4,791
  Purchase of securities........................................   (35,912)   (47,750)   (4,700)
  Net decrease in short-term investments........................    21,000
  Loans repaid by affiliates....................................                         10,450
  Equity contributed to affiliates..............................     5,400     (5,250)   (6,261)
                                                                  --------   --------   -------
          Net cash provided (used) by investing activities......      (351)   (26,300)    4,280
Cash flows provided (used) by financing activities
  Gross repayment of other borrowings...........................    (4,000)    (4,000)   (4,000)
  Proceeds from issuance of common stock, net...................       792     23,677     1,652
                                                                  --------   --------   -------
          Net cash provided (used) by financing activities......    (3,208)    19,677    (2,348)
                                                                  --------   --------   -------
  Net increase (decrease) in cash and cash equivalents..........       (11)    (1,006)      584
  Cash and cash equivalents beginning of year...................     2,269      3,275     2,691
                                                                  --------   --------   -------
  Cash and cash equivalents end of year.........................  $  2,258   $  2,269   $ 3,275
                                                                  ========   ========   =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest...................................................  $    938   $  1,415   $ 1,753
                                                                  ========   ========   =======
     Income taxes...............................................                        $   180
                                                                                        =======

                                   UST CORP.

     Cash dividends paid to the Company in 1994 by consolidated bank subsidiaries totaled $3,000,000 and $5,250,000 in 1993. There were no cash dividends paid to the Company in 1992. No cash dividends were paid to the Company by other subsidiaries in these years.

(17) FINANCIAL INSTRUMENTS

     In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of the fair market value of financial instruments, whether assets, liabilities or off-balance sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Fair value estimates which were derived from discounted cash flows or broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

     Cash and due from banks, excess funds sold and other short-term investments -- For these short-term instruments the carrying amount is a reasonable estimate of fair value.

     Securities available-for-sale -- For marketable securities fair values are based on quoted market prices or dealer quotes.

     Loans -- For certain homogeneous categories of loans, such as residential mortgages and home equity loans, fair value is estimated based on broker quotes on sales of similar loans. The fair value of fixed rate loans was estimated by discounting anticipated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of performing variable rate loans is the same as the book value at the reporting date because the loans reprice when the market changes.

     Deposit liabilities -- The fair value of noncertificate deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the anticipated future cash payments using the rates currently offered for deposits of similar remaining maturities.

     Short-term borrowings -- For these short-term instruments the carrying amount is a reasonable estimate of fair value.

     Other borrowings -- The fair value of other borrowings were determined by discounting the anticipated future cash payments by using the rates currently available to the Company for debt with similar terms and remaining maturities.

     Commitments to extend credit/sell loans -- The great majority of commitments, standby letters of credit and commercial letters of credit are short term in nature and therefore have been valued at their carrying amount.

     Values not determined -- SFAS No. 107 excludes certain assets from its disclosure requirements including real estate included in banking premises and equipment, and the intangible value inherent in the Company's deposit relationships (i.e., core deposits). Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Company.

                                   UST CORP.

     The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows:

                                                       1994                          1993
                                            --------------------------    --------------------------
                                             CARRYING         FAIR         CARRYING         FAIR
                                              AMOUNT          VALUE         AMOUNT          VALUE
                                            -----------    -----------    -----------    -----------
                                                             (DOLLARS IN THOUSANDS)
Financial instrument assets:
  Cash and due from banks.................  $    93,079    $    93,079    $    90,198    $    90,198
  Securities..............................      401,574        401,571        473,909        473,909
  Excess funds sold to banks and other
     short-term investments...............       10,166         10,166         96,647         96,647
  Loans, net..............................    1,178,201      1,194,092      1,249,912      1,263,456
Financial instrument liabilities:
  Deposits
     Demand...............................  $   371,716    $   371,716    $   373,793    $   373,793
     Savings..............................      453,784        453,784        491,566        491,566
     Money market.........................      271,898        271,898        323,979        323,979
     Time.................................      393,408        396,030        451,460        457,075
  Short-term borrowings...................      158,989        158,989        226,268        226,268
  Other borrowings........................        9,964         10,267         14,286         15,362
Unrecognized financial instruments:
  Commitments to extend credit............  $   308,000    $   308,000    $   268,000    $   268,000
  Standby letters of credit and financial
     guarantees written...................       64,000         64,000         63,000         63,000
  Commercial letters of credit............        2,000          2,000          3,000          3,000

(18) OTHER NONINTEREST EXPENSE

     The major components of other noninterest expense were:

                                                                FOR YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                             1994          1993          1992
                                                            -------       -------       -------
                                                                  (DOLLARS IN THOUSANDS)
Legal and consulting......................................  $ 3,553       $ 1,801       $ 1,556
Equipment and furniture...................................    3,476         3,614         3,859
Advertising and promotion.................................    2,307         1,280           944
Amortization of intangibles...............................    1,367         1,367         1,367
Service bureau and other data processing..................    1,173         1,151         1,298
Provision for losses from securitized loans...............                                3,800
Special provisions for litigation.........................                   (750)        2,100
Other.....................................................   11,196        11,075        10,486
                                                            -------       -------       -------
          Total...........................................  $23,072       $19,538       $25,410
                                                            =======       =======       =======

                                   UST CORP.

(19) CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 FOR YEAR ENDED DECEMBER 31, 1994         FOR YEAR ENDED DECEMBER 31, 1993
                                               -------------------------------------   --------------------------------------
                                               FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD     SECOND     FIRST
                                               QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER    QUARTER
                                               -------   -------   -------   -------   -------   -------   --------   -------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income..............................  $34,238   $33,471   $32,715   $31,888   $34,013   $35,210   $ 35,410   $35,995
Interest expense.............................   10,287     9,806    10,037    10,083    10,862    11,725     12,229    13,128
Net interest income..........................   23,951    23,665    22,678    21,805    23,151    23,485     23,181    22,867
Provision for possible loan losses...........    4,500     6,600     6,575     5,450     3,175     8,050     42,650    10,383
Net interest income (loss) after provision
  for possible loan losses...................   19,451    17,065    16,103    16,355    19,976    15,435    (19,469)   12,484
Noninterest income...........................    7,241     7,578     7,616     7,899     7,247     8,078      8,857    12,541
Noninterest expense..........................   24,752    23,140    22,021    22,598    25,149    20,656     27,887    23,818
Income tax expense (benefit).................      576       447       375       653       540       834    (13,567)      (68)
Net income (loss)............................    1,364     1,056     1,323     1,003     1,534     2,023    (24,932)    1,275
Earnings (loss) per share....................  $  0.08   $  0.06   $  0.07   $  0.06   $  0.09   $  0.12   $  (1.76)  $  0.09

     As shown above, the Company has been modestly profitable throughout the two-year period, except for the second quarter of 1993, due to the high provision for possible loan losses.

     In the second quarter of 1993, management changed its strategy regarding troubled credit situations. While the change would result in the handling of these situations in an expeditious manner, it was recognized that the up-front costs of these workouts would increase. As a result, the reserve for possible loan losses was increased by $19.8 million during the second quarter. To achieve the higher reserve level, the Company recorded a $42.7 million provision for possible loan losses in the second quarter. Included in that amount was a special provision of $50 million. This special provision was management's estimate of the additional losses to be incurred from the strategic change referred to above and a continued sluggish economic climate.

     In 1994 the Company continued with its strategy to reduce the level of problem credits while maintaining its reserve for loan loss position. Net chargeoffs during each quarter were almost entirely matched by provisions to the loan loss reserve.

     Noninterest income decreased after the first quarter of 1993 due to decreases in gains on sale of securities and declines in service charges on the deposit accounts and asset management fees. Noninterest expense reflects the high level of expenses associated with foreclosed asset and loan workouts, particularly in the second and fourth quarters of 1993 due to writedowns of other real estate owned.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                   -- NONE --

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE POLICY COMMITTEE

     In 1987, the Board of Directors of the Company created an Executive Policy Committee which is the primary management forum of the Company for all strategic and policy decisions. All decisions of the Executive Policy Committee are subject to the review and approval of the Board of Directors of the Company. The Executive Policy Committee has been directed by the Board of Directors to make recommendations to the Board concerning adoption of policies, strategies and programs concerning the following, among other matters: (a) acquisitions and dispositions of corporate entities, assets and/or investments; (b) the issuance of equity and/or debt; (c) engaging in new business activities; (d) the hiring, termination, training and motivation of senior management; (e) the development of marketing programs concerning financial services; (f) improvements to operations, service delivery and implementation of procedures for cost control;
(g) improvements to the financial reporting and financial control systems; (h) improvements to the business information systems; and (i) improvements concerning risk management and legal and regulatory compliance programs. As of March 25, 1995, there were 10 members of the Executive Policy Committee. The members of the Committee are identified and the background of each Committee member is set forth below under "Executive Officers".

EXECUTIVE OFFICERS

     The names and ages of the executive officers of the Company and each executive officer's position with the Company and its principal subsidiaries are listed below. Each such executive officer is elected annually by the Directors of the Company (or the Directors of the applicable subsidiary of the Company) and serves until his or her successor is duly chosen and qualified or until his or her earlier death, removal or disqualification.

                                              POSITIONS AND OFFICES WITH THE COMPANY
                                                    (AND/OR WHERE APPROPRIATE,
            NAME (AGE)                   POSITION WITH ONE OF THE COMPANY'S SUBSIDIARIES)
-----------------------------------  --------------------------------------------------------
*Neal F. Finnegan (57).............  President and Chief Executive Officer and Director of
                                     the Company and of USTrust
*Walter E. Huskins, Jr. (55).......  Executive Vice President/Administration of the Company,
                                     USTrust and UST Bank/Connecticut
*Domenic Colasacco (46)............  Executive Vice President/Trust and Asset Management of
                                     the Company and Chairman and President of USTC
*Eric R. Fischer (49)..............  Executive Vice President, General Counsel and Clerk of
                                     the Company and Executive Vice President, General
                                     Counsel and Secretary of USTrust and USTC
*James K. Hunt (51)................  Executive Vice President, Treasurer, and Chief Financial
                                     Officer of the Company and USTrust
*Linda J. Lerner (50)..............  Senior Vice President/Human Resources of the Company,
                                     USTrust and USTC
*Robert T. McAlear (52)............  Executive Vice President/Controlled Loans of the Company
                                     and Vice Chairman of USTrust
*Kathie S. Stevens (44)............  Executive Vice President and Senior Lending Officer of
                                     the Company and of USTrust
*Kenneth L. Sullivan (58)..........  Senior Vice President/Operations of the Company and
                                     President, UST Data Services Corp.
*Katharine C. Armstrong (50).......  Senior Vice President/Credit Administration of the
                                     Company and of USTrust
George T. Clarke (48)..............  Senior Vice President and Controller of the Company

---------------

* Member, Executive Policy Committee


     The following sets forth the principal occupation during the past five years of each of the executive officers of the Company.

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

     Mr. Huskins was elected Executive Vice President/Administration of the Company in August 1993. Mr. Huskins is also responsible for the leasing and retail banking activities of the Company. Prior to joining the Company, Mr. Huskins served as President, Sterling Protection Company, Watertown, MA (security systems) from 1990 to 1993 and as Vice Chairman of Chancellor Corporation, Boston, MA (leasing) from 1977 to 1989. Mr. Huskins also serves as a Director of UST/Conn and as Chairman of the Board of UST Leasing Corporation.

     Mr. Colasacco was elected Executive Vice President and a Director of the Company in 1990. In 1993, he was also elected Chairman of the Board and President of USTC. Prior to that time, he served as an Executive Vice President of USTC. He also directs the trust and asset management and activities of the Company and its subsidiaries. Mr. Colasacco has been an officer of the Company or of one of its subsidiaries since 1974.

     Mr. Fischer was elected Executive Vice President, General Counsel and Clerk of the Company in 1992. Prior to 1992, he served as Senior Vice President, General Counsel and Assistant Clerk of the Company. Before joining the Company in 1986, he served as Assistant General Counsel of Bank of Boston Corporation and its principal subsidiary, The First National Bank of Boston. Mr. Fischer is, and has been since 1984, a member of the faculty of the Morin Center for Banking and Financial Law Studies of Boston University School of Law. He also serves as Executive Vice President, General Counsel and Secretary of USTC and USTrust, and as Assistant Secretary of UST/Conn.

     Mr. Hunt was elected Executive Vice President, Treasurer and Chief Financial Officer of the Company and of USTrust in July 1994. Prior to joining the Company, Mr. Hunt served as Executive Vice President at Peoples Bancorp of Worcester, Inc., Worcester, Massachusetts, from August 1987 through May 1994.

     Ms. Lerner has served as Senior Vice President of the Company since she joined the Company in 1988. She directs the Human Resources activities of the Company. Prior to her joining the Company, Ms. Lerner served in a similar capacity for the Provident Institution for Savings in Boston.

     Mr. McAlear was elected Executive Vice President/Controlled Loans of the Company in 1994. He has served as Vice Chairman of USTrust since he joined the Company in 1990. His primary responsibilities involve the supervision of the controlled loan and real estate lending and workout functions of USTrust and the Company. Prior to 1990, Mr. McAlear served as an Executive Vice President in the lending area of the Bank of New England.

     Ms. Stevens was elected Executive Vice President and Senior Lending Officer of USTrust in 1993. Since joining the Company in 1985 and until 1993, Ms. Stevens served in the commercial banking function of USTC as Senior Vice President from 1985 through 1990 and as Executive Vice President from 1990 until 1993.

     Mr. Sullivan has served as Senior Vice President/Operations of the Company since 1994 and President of UST Data Services Corp. since he joined the Company in 1988 to the present. In those capacities, he has responsibility for the data processing and information systems of the Company as well as for its operations activities. Prior to 1988, Mr. Sullivan served as Executive Vice President of Operations with BayBanks Systems, Inc. in Waltham, Massachusetts.

     Ms. Armstrong was named Senior Vice President/Credit Administration of the Company and USTrust in 1994. She has served in the credit administration and credit risk control functions of USTrust since she joined the Company in 1985. Ms. Armstrong is the Chairman of the Senior Credit Committee of the Company and USTrust.

     Mr. Clarke was elected Senior Vice President and Controller of the Company in 1994. Prior to 1994 he served as Vice President and Controller of the Company since 1988. Before joining the Company, Mr. Clarke served as Deputy Comptroller of The First National Bank of Boston.

     There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an executive officer.

     Other than the information provided in the preceding paragraphs of this
Item 10, this item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1994, the close of its fiscal year. The additional information required by this item is incorporated by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION

     This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1994, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1994, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive Officers and Directors are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Company believes that, during 1994, all such filing requirements applicable to its executive officers and directors were complied with by such individuals.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1994, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS.  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List the following documents filed as part of this report:

     1.All financial statements

       UST Corp. and Subsidiaries

       See Index to Financial Statements on page 30.

     2. Financial statement schedules required to be filed by Item 8 of Form 10-K and by Item 14(d)

        None (Information included in Financial Statements).

     3. Exhibits required to be filed by Item 501 of Regulation S-K and by Item 13(c)

         (3) Articles: By-Laws

               3(a) Articles of Organization of the Company as amended to date.*

               3(b) By-laws of the Company as amended to date.*

         (4) Instruments defining the rights of security holders, including indentures:

               4(a) Specimen of the Company's Common Stock Certificate. (Exhibit
                    4.1 to Registrant's Registration Statement No. 2-67787 on Form S-l.)**

               4(b) Description of rights of the holders of the Company's Common
                    Stock (Appearing on Page 76 of Registrant's Registration Statement No. 33-11118 on Form S-4).**

               4(c) Note Agreement, dated August 8, 1986, between the Company and holders of the Company's 8.5% Senior Notes Due August 1, 1996. (Exhibit 4(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.)**

        (10) Material Contracts

              10(a) Deferred Compensation Program, as amended to June 16, 1992.
                    (Exhibit to Form 10-K for year ended December 31, 1992)**

              10(b) Incentive Stock Option Plan, as amended to May 15, 1990.
                    (Exhibit to Form 10-K for year ended December 31, 1992)**

              10(c) Pension Plan, as amended to January 1, 1990. (Exhibit to
                    Form 10-K for year ended December 31, 1991)**

                     10(c)(i) December 20, 1994 Amendment to Pension Plan*

              10(d) Employee Stock Ownership Plan, as amended to January 1,
                    1991. (Exhibit to Form 10-K for year ended December 31,
                    1991)**

                     10(d)(i) December 20, 1994 Amendment to Employee Stock
                              Ownership Plan*

              10(e) Employee Savings Plan (formerly known as Profit-Sharing
                    Plan), as amended to January 1, 1991. (Exhibit to Form 10-K for year ended December 31, 1991)**

                     10(e)(i) Amendment, as of January 1, 1994, to Employee
                              Savings Plan*

              10(f) 1992 Stock Compensation Plan. (Registration Statement Nos.
                    33-54390 and 2-77803)**

                     10(f)(i) 1992 Stock Compensation Plan as amended and
                              restated on November 15, 1994 (subject to stockholder ratification and approval)*

              10(g) Dividend Reinvestment Plan, as amended. (Exhibit to
                    Registration Statement No. 33-38836 on Form S-3.)**

              10(h) 1989 Directors Stock Option Plan (Exhibit to Form 10-K for
                    year ended December 31, 1989)**

              10(i) 1995 Stock Option Plan for Non-Employee Directors (subject to stockholder ratification and approval, and, as to the specific award to James V. Sidell, subject to receipt of regulatory clearance)*

              10(j) Purchase Agreement, dated as of June 1, 1993, between the
                    Company and Kidder, Peabody Group, Inc. related to the private placement of 500,000 shares of UST Corp. Common Stock. (Exhibit to Form 8-K for quarter ended June 30,
                    1993)**

              10(k) Registration Rights Agreement, dated as of June 1, 1993, between the Company and Kidder, Peabody Group, Inc. related to the private placement of 500,000 shares of UST Corp. Common Stock. (Exhibit to Form 8-K for quarter ended June 30, 1993)**

              10(l) Employment Agreement, dated as of April 20, 1993, between the Company and Neal F. Finnegan, President and Chief Executive Officer of the Company. (Exhibit to Form 8-K dated March 25, 1993)**

                     10(l)(i) Amendment to Employment Agreement with Neal F.
                              Finnegan*

              10(m) Placing Agreement, dated July 28, 1993, between the Company and Fox-Pitt Kelton N.V., relating to the placement overseas of 2,870,000 shares of the Company's Common Stock. (Exhibit to Form 10-Q for quarter ended September 30, 1993)**

              10(n) Transition Agreement, dated as of June 30, 1993, between the
                    Company and James V. Sidell, former President and Chief Executive Officer of the Company. (Exhibit to Form 10-Q for quarter ended September 30, 1993)**

              10(o) Separation Agreement dated August 16, 1993, between the
                    Company and Robert G. Truslow, former President of the Company's wholly-owned subsidiary, USTrust. (Exhibit to Form 10-Q for quarter ended September 30, 1993)**

              10(p) Separation Agreement, dated September 20, 1993, between the
                    Company and Frank A. Morse, former President of the Company's wholly-owned subsidiary, UST Bank/Connecticut. (Exhibit to Form 10-Q for quarter ended September 30,
                    1993)**

              10(q) Separation Agreement, dated April 6, 1994, between the
                    Company and Theodore M. Shediac, former Chairman of the Company's wholly-owned subsidiary, USTrust.*

              10(r) Retirement Agreement, dated September 27, 1994, between the
                    Company and Paul M. Siskind, former Chairman of the Board of the Company*

              10(s) Separation Agreement, dated March 31, 1994, between the
                    Company and William C. Brooks, former Chief Financial Officer and Treasurer of the Company*

              10(t) Resignation Agreement, dated as of February 1, 1995, and effective February 28, 1995, between the Company and James
                    M. Breiner, former Director of the Company and Chairman of the Board of Directors of the Company's wholly-owned subsidiary, UST Bank/Connecticut.*

              10(u) Employment Agreement as of July 11, 1990, between USTrust and Robert T. McAlear, effective August 31, 1990.*

              10(v) Executive Employment Agreements with certain members of the Company's Executive Policy Committee, effective October 24, 1994:

                     10(v)(i)  Employment Agreement between UST Corp. and Walter
                               E. Huskins, Executive Vice-President of the
                               Company*

                     10(v)(ii)  Employment Agreement between UST Corp. and James
                                K. Hunt, Executive Vice President, Chief
                                Financial Officer and Treasurer of the Company*

                     10(v)(iii) Employment Agreement between UST Corp. and Eric
                                R. Fischer, Executive Vice President, General Counsel and Clerk of the Company*

                     10(v)(iv)  Employment Agreement between UST Corp. and Linda
                                J. Lerner, Senior Vice President/Human Resources of the Company*

                     10(v)(v) Employment Agreement between UST Corp. and Kenneth L. Sullivan, President, UST Data Services Corp., a wholly-owned subsidiary of the Company*

                     10(v)(vi)  Employment Agreement between UST Corp. and
                                Katharine C. Armstrong, Senior Vice
                                President/Credit Administration of the Company*

              10(w) Severance Pay Plan, effective January 1, 1995*

              10(x) Senior Officer Severance Pay Plan, effective January 1,
                    1995*

              10(y) Asset Management Employment Agreement by and among
                    Employee/Principals of the Asset Management Division of the United States Trust Company and United States Trust Company and UST Corp., effective as of January 1, 1995:

                     10(y)(i) Employment Agreement among UST Corp, USTC and
                              Domenic Colasacco, President of USTC, a wholly owned subsidiary of the Company*

                     10(y)(ii) Employment Agreement among UST Corp., USTC and
                               Robert A. Lincoln, Senior Vice President, Senior Portfolio Manager of USTC*

                     10(y)(iii) Employment Agreement among UST Corp., USTC and
                                Stephen K. Moody, Senior Vice President, Senior Portfolio Manager of USTC*

                     10(y)(iv) Employment Agreement among UST Corp., USTC and
                               Lucia B. Santini, Senior Vice
                               President/Administrator of USTC*

                     10(y)(v) Employment Agreement among UST Corp., USTC and
                              Robert B. Zevin, Senior Vice President, Economist and Senior Portfolio Manager of USTC*

              10(z) Asset Management Unifying Agreement by and among
                    Employee/Principals of the Asset Management Division of the United States Trust Company and United States Trust Company and UST Corp., effective as of January 1, 1995*

        (11) Statement re: computation of per share earnings (See Note 1 to the Notes to Consolidated Financial Statements.)*

        (21) Subsidiaries of the Registrant*

        (23) Consent of Arthur Andersen LLP.*

        (27) Article 9 Summary Financial Information for 12 months ended December 31, 1994
---------------
 * Filed herewith

** Filed as part of a previous Commission filing and incorporated herein by reference.

     (b) Reports on Form 8-K

     A Report on Form 8-K was filed by the Company during the fourth quarter of 1994 on October 3, 1994 (Retirement and related resignation of Paul M. Siskind as Chairman of the Board and as a Director of the Company).

     (c) Exhibits being filed

     See Exhibit Index

     (d) Financial Statement Schedules included in Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST CORP.

By  s/  NEAL F. FINNEGAN                         By  s/  JAMES K. HUNT
--------------------------------------------     --------------------------------------------
  Neal F. Finnegan                               James K. Hunt
  President and                                  Executive Vice President and Treasurer
  Chief Executive Officer                          (Principal Financial Officer and
  (Principal Executive Officer)                    Principal Accounting Officer)
Date:  March 21, 1995                            Date:  March 21, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  s/  DOMENIC COLASACCO                        By  s/  FRANCIS X. MESSINA
--------------------------------------------     --------------------------------------------
  Domenic Colasacco, Director and                Francis X. Messina, Director
  Executive Vice President                       Date:  March 21, 1995
Date:  March 21, 1995

By  s/  ROBERT L. CULVER                         By  s/  GERALD M. RIDGE
--------------------------------------------     --------------------------------------------
  Robert L. Culver, Director                     Gerald M. Ridge, Director
Date:  March 21, 1995                            Date:  March 21, 1995

By  s/  NEAL F. FINNEGAN                         By  s/  SAMUEL B. SHELDON
--------------------------------------------     --------------------------------------------
  Neal F. Finnegan, Director,                    Samuel B. Sheldon, Director
  President and Chief Executive Officer          Date:  March 21, 1995
Date:  March 21, 1995

By  s/  WALTER A. GULESERIAN                     By  s/  JAMES V. SIDELL
--------------------------------------------     --------------------------------------------
  Walter A. Guleserian, Director                 James V. Sidell, Director
Date:  March 21, 1995                            Date:  March 21, 1995

By  s/  WALLACE M. HASELTON                      By  s/  PAUL D. SLATER
--------------------------------------------     --------------------------------------------
  Wallace M. Haselton, Director                  Paul D. Slater, Director
Date:  March 21, 1995                            Date:  March 21, 1995

By  s/  BRIAN W. HOTAREK                         By  s/  WILLIAM SCHWARTZ
--------------------------------------------     --------------------------------------------
  Brian W. Hotarek, Director                     William Schwartz, Director
Date:  March 21, 1995                            Date:  March 21, 1995

By  s/  MICHAEL J. VERROCHI
--------------------------------------------
  Michael J. Verrochi, Director
Date:  March 21, 1995