Form 10-Q
period 1995-03-31
UST CORP
filed 1995-05-15
CIK 316901

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1995                     COMMISSION FILE #0-9623

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

                                   NO CHANGE
   (Former name, former address and former fiscal year, if changed since last year.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate the number of shares of outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At April 30, 1995, there were issued and outstanding 17,683,584 shares of common stock, par value .625 per share.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   UST CORP.

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.    FINANCIAL INFORMATION.......................................................     3

           Item 1.  Financial Statements...............................................     3
           Consolidated Balance Sheets -- March 31, 1995 and December 31, 1994.........     3
           Consolidated Statements of Income -- Three Months Ended
           March 31, 1995 and 1994.....................................................     4
           Consolidated Statements of Changes in Stockholders' Investment -- Three
           Months Ended March 31, 1995 and 1994........................................     5
           Consolidated Statements of Cash Flows -- Three Months Ended
           March 31, 1995 and 1994.....................................................     6
           Notes to Consolidated Financial Statements..................................     7
           Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................     9

PART II.   OTHER INFORMATION
           Item 1.  Legal Proceedings..................................................    18
           Item 6.  Exhibits and Reports on Form 8-K...................................    18
           SIGNATURES..................................................................    18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   UST CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,       DECEMBER 31,
                                                                        1995              1994
                                                                     -----------      ------------
                                                                        (DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)
                                  ASSETS
Cash, due from banks and interest-bearing deposits.................  $   107,750       $   93,079
Excess funds sold to banks.........................................                        10,000
Securities:
     Securities available-for-sale:
          Mortgage-backed securities...............................      185,293          195,009
          U.S. Treasury, corporate notes, and other................      207,510          206,631
                                                                     -----------      ------------
               Total securities available-for-sale.................      392,803          401,640
     Securities held-to-maturity...................................          100              100
                                                                     -----------      ------------
               Total securities....................................      392,903          401,740
Loans:
     Loans -- net of unearned discount of $23,316,000 in 1995 and
      $18,619,000 in 1994 (Note 2).................................    1,266,402        1,276,683
     Reserve for possible loan losses (Notes 2 and 3)..............      (61,842)         (64,088)
                                                                     -----------      ------------
               Total loans, net....................................    1,204,560        1,212,595
Premises, furniture and equipment, net.............................       31,620           32,403
Intangible assets, net.............................................        5,866            6,445
Other real estate owned, net (Note 2)..............................        9,990            9,958
Other assets.......................................................       40,378           37,012
                                                                     -----------      ------------
               Total assets........................................  $ 1,793,067       $1,803,232
                                                                     ===========       ==========
             LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
     Demand:
          Noninterest-bearing......................................  $   331,994       $  371,716
          Interest-bearing.........................................      161,849          168,434
     Savings:
          Money market.............................................      253,203          271,898
          Other....................................................      262,971          285,350
     Time:
          Certificates of deposit over $100,000....................       86,147           79,373
          Other....................................................      380,287          314,035
                                                                     -----------      ------------
               Total deposits......................................    1,476,451        1,490,806
Short-term borrowings..............................................      142,824          158,989
Other borrowings...................................................        8,464            9,964
Other liabilities..................................................       17,549           10,839
                                                                     -----------      ------------
               Total liabilities...................................    1,645,288        1,670,598
Commitments and contingencies (Note 4)
Stockholders' investment (Note 5):
  Preferred stock $1 par value; Authorized -- 4,000,000 shares;
     Outstanding -- None
  Common stock $.625 par value; Authorized -- 30,000,000 shares;
     Outstanding -- 17,679,804 and 17,614,792 shares in 1995 and
     1994, respectively............................................       11,050           11,009
  Additional paid-in capital.......................................       72,505           72,129
  Retained earnings................................................       75,953           73,183
  Unrealized loss on securities available-for-sale, net of tax.....      (11,655)         (23,601)
  Deferred compensation and other..................................          (74)             (86)
                                                                     -----------      ------------
               Total stockholders' investment......................      147,779          132,634
                                                                     -----------      ------------
               Total liabilities and stockholders' investment......  $ 1,793,067       $1,803,232
                                                                     ===========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.


                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                             THREE MONTHS
                                                                                 ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                          1995          1994
                                                                         -------       -------
                                                                              (DOLLARS IN
                                                                           THOUSANDS, EXCEPT
                                                                            SHARE AMOUNTS)
Interest income:
     Interest and fees on loans......................................    $29,294       $24,517
     Interest and dividends on securities:
          Taxable....................................................      6,278         6,721
          Non-taxable................................................         54            51
          Dividends..................................................        124            36
     Interest on excess funds and other..............................        170           562
                                                                         -------       -------
               Total interest income.................................     35,920        31,887
                                                                         -------       -------
Interest expense:
     Interest on deposits............................................      9,304         8,453
     Interest on short-term borrowings...............................      1,931         1,327
     Interest on other borrowings....................................        201           302
                                                                         -------       -------
               Total interest expense................................     11,436        10,082
                                                                         -------       -------
     Net interest income.............................................     24,484        21,805
Provision for possible loan losses (Note 2)..........................      4,830         5,713
                                                                         -------       -------
     Net interest income after provision for possible loan losses....     19,654        16,092
                                                                         -------       -------
Noninterest income:
     Asset management fees...........................................      3,256         4,312
     Corporate services income.......................................      2,039         2,043
     Gain on sale of securities, net.................................      1,535            23
     Service charges on deposit accounts.............................      1,252         1,234
     Other...........................................................        628           288
                                                                         -------       -------
               Total noninterest income..............................      8,710         7,900
                                                                         -------       -------
Noninterest expense:
     Salary and employee benefits....................................     11,138        10,202
     Foreclosed asset and workout expense (Note 2)...................      2,317         2,329
     Net occupancy expense...........................................      1,908         2,076
     Credit card processing expense..................................      1,071           930
     Deposit insurance assessment....................................      1,029         1,174
     Other...........................................................      6,607         5,625
                                                                         -------       -------
               Total noninterest expense.............................     24,070        22,336
                                                                         -------       -------
Income before income taxes...........................................      4,294         1,656
     Income tax provision............................................      1,524           653
                                                                         -------       -------
               Net income............................................    $ 2,770       $ 1,003
                                                                         =======       =======
Per share data:
     Net income (Note 5).............................................    $   .16       $   .06
     Cash dividends declared.........................................         --            --
Weighted average number of common shares (Note 5).................... 17,847,483    17,774,092

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                                   UST CORP.


         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                  (UNAUDITED)

                                       COMMON STOCK     ADDITIONAL               UNREALIZED       DEFERRED
                                     ----------------    PAID-IN     RETAINED    GAIN/(LOSS)    COMPENSATION
                                     SHARES   AMOUNT     CAPITAL     EARNINGS   ON SECURITIES    AND OTHER
                                     ------   -------   ----------   --------   -------------   ------------
                                                        (DOLLARS AND SHARES IN THOUSANDS)
Balance December 31, 1993..........  17,305   $10,815    $ 69,694    $ 68,437     $   3,335         $538
Net income.........................                                     1,003
Stock option exercises and stock
  issued under restricted stock
  plans............................      29        19         178
Change from unrealized gain to
  loss on securities
  available-for-sale,
  net of tax.......................                                                  (8,091)
                                     ------   -------    --------    --------     ---------         ----
Balance March 31, 1994.............  17,334   $10,834    $ 69,872    $ 69,440     $  (4,756)        $538
                                     ======   =======    ========    ========     =========         ====

Balance December 31, 1994..........  17,615   $11,009    $ 72,129    $ 73,183     $ (23,601)        $(86)
Net income.........................                                     2,770
Stock option exercises and stock
  issued under restricted stock
  plans............................      65        41         376
Change in unrealized loss on
  securities available-for-sale,
  net of tax.......................                                                  11,946
Activity in Directors Deferred
  Compensation Program, net........                                                                   12
                                     ------   -------    --------    --------     ---------         ----
Balance March 31, 1995.............  17,680   $11,050    $ 72,505    $ 75,953     $ (11,655)        $(74)
                                     ======   =======    ========    ========     =========         ====

  The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                        ----------------------
                                                                          1995         1994
                                                                        --------     ---------
                                                                        (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
     Net income.......................................................  $  2,770     $   1,003
     Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for possible loan losses..........................     4,830         5,713
          Depreciation and amortization...............................     1,385         1,514
          Amortization of gain on sale/leaseback......................       (96)          (96)
          Amortization of security premiums, net......................       188           126
          Gain on sale of securities, net.............................    (1,535)          (23)
          Gain on sale of other real estate owned, net................      (147)         (194)
          Writedowns of other real estate owned.......................       466         1,050
          Deferred income tax benefit.................................       282           308
          Increase in accruals and other, net.........................     3,404        74,700
                                                                        --------     ---------
               Net cash provided by operating activities..............    11,547        84,101
Cash flows provided by investing activities:
     Proceeds from sales of securities available-for-sale.............    17,815            22
     Proceeds from maturities of securities available-for-sale........     5,634        38,276
     Purchases of securities available-for-sale.......................    (1,087)     (106,265)
     Net decrease in short-term investments...........................    10,000        65,492
     Net loans paid...................................................       980        44,867
     Proceeds from other real estate owned............................     1,481         1,056
     Purchases of premises and equipment..............................       (20)         (362)
                                                                        --------     ---------
               Net cash provided by investing activities..............    34,803        43,086
Cash flows used by financing activities:
     Net decrease in nontime deposits.................................   (87,381)      (76,050)
     Net increase (decrease) in certificates of deposit...............    73,026       (15,876)
     Net payments on short-term borrowings............................   (16,165)      (14,094)
     Net payments on other borrowings.................................    (1,500)
     Issuance of common stock for cash, net...........................       341           151
                                                                        --------     ---------
               Net cash used by financing activities..................   (31,679)     (105,869)
                                                                        --------     ---------
     Increase in cash and cash equivalents............................    14,671        21,318
     Cash and cash equivalents at beginning of year...................    93,079        90,198
                                                                        --------     ---------
     Cash and cash equivalents at end of period.......................  $107,750     $ 111,516
                                                                        ========     =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest....................................................  $ 11,083     $   9,710
                                                                        ========     =========
          Income taxes................................................  $  1,032     $   1,374
                                                                        ========     =========
Noncash transactions:
     Transfers from other assets to securities available-for-sale.....  $    250
                                                                        ========
     Transfers from loans to other real estate owned..................  $  2,790     $     882
                                                                        ========     =========
     Financed other real estate owned sales...........................  $    565     $     893
                                                                        ========     =========
     Common stock issuance............................................  $     76     $      46
                                                                        ========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: The consolidated financial statements of UST Corp. and its subsidiaries ("the Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified to conform to current classifications. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. All such adjustments were of a normal recurring nature, except as disclosed herein. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1994. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results of operations for the full year or any other interim period.

NOTE 2: The Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. As a result, loans previously characterized as in-substance foreclosures are now reported with loans instead of other real estate owned. Furthermore, the valuation reserve associated with such in-substance foreclosures is now included as part of the reserve for possible loan losses. Prior period balances have been reclassified to reflect the loans, other real estate owned, loan loss provision and in-substance foreclosure writedown expense on a basis comparable to the classification that would have been used under SFAS No. 114. There was no effect on current or previously reported net income of the Company as a result of the adoption of this Standard. See "Credit Quality and Reserve for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations herein for further information.



NOTE 3: Analysis of the reserve for possible loan losses for the three months ended March 31, 1995, and 1994 is as follows:

                                                                  1995        1994
                                                                --------     -------
                                                                    (DOLLARS IN
                                                                     THOUSANDS)
          Balance at beginning of period......................  $ 64,088     $64,465
          Chargeoffs/transfers................................   (10,162)     (8,462)
          Recoveries on loans previously charged-off..........     3,086         946
                                                                --------     -------
          Net chargeoffs/transfers............................    (7,076)     (7,516)
          Provided from operations............................     4,830       5,713
                                                                --------     -------
          Balance at end of period............................  $ 61,842     $62,662
                                                                ========     =======

         The reserve for possible loan loss is based on a consistent, systematic method which analyzes the size and risk of the loan portfolio on a monthly basis. See "Credit Quality and Reserve for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

                                   UST CORP.


NOTE 4: At March 31, 1995, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                           CONTRACT OR NOTIONAL AMOUNT
                                                           ---------------------------
                                                             (DOLLARS IN THOUSANDS)
            Commitments to extend credit.................           $ 318,000
            Standby letters of credit and financial
              guarantees written.........................              54,000
            Commercial letters of credit.................               3,000
            Foreign exchange contracts...................               1,000

NOTE 5: Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Average dilutive common stock equivalents totaled 217,791 at March 31, 1995 and 452,527 at March 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     For the quarter ended March 31, 1995, the Company continued with operating strategies adopted during 1993 and 1994 to enhance both asset quality and operating profits. As a result, the level of substandard loans was reduced for the fifth consecutive quarter from a peak of $265 million at December 31, 1993 to $107 million at March 31, 1995, a reduction of 60%, or $158 million. Nonperforming assets, consisting of substandard loans, restructured loans, accruing loans greater than 90 days past due and other real estate owned, have followed a similar downward trend and were reduced $22.7 million this quarter to $64.3 million. The Company's strategy to enhance operating profits is evidenced this quarter by an increase in net income of 176% over the same period last year to $2.8 million, or $.16 per share.

     The successful resolution of problem assets has been aided by an improving local economy in 1994 and first quarter of 1995. This follows a recessionary period from 1990 to 1993 in the Company's primary loan market, the New England region. The earlier economic climate contributed to a decline in real estate values and adversely affected the net worth and operations of certain borrowing customers of the Company's subsidiary banks. The result was a large increase in the flow of problem assets and related carrying costs. Consequently, the Company adopted a strategy in 1993 to aggressively reduce the level of nonperforming assets and substandard loans. This strategy has resulted in high levels of provisions for possible loan losses and expenses associated with foreclosed assets and loan workout which continue to influence the Company's financial results for the quarter ended March 31, 1995.

     This discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1994. Certain amounts reported for prior periods have been reclassified to conform with the 1995 presentation.

                     FINANCIAL CONDITION AT MARCH 31, 1995

ASSETS

     Total assets at March 31, 1995 were $1.79 billion, a decrease of $10.1 million from December 31, 1994. Total loans declined $10.3 million during the first quarter to $1.27 billion. This quarter's decline follows a decrease in loans during the twelve months ended December 31, 1994 of $72.2 million. The Company's commercial and real estate loan portfolios have been experiencing a decline due to the combination of normal amortization and the outflow of problem loans through collection, chargeoff or third-party refinancing. In addition, increased competition for the small-to-middle market credits has affected new loan growth. The Company, however, has experienced a significant growth in its indirect automobile loan portfolio as a result of increased marketing efforts. Indirect auto loans increased 27%, or $24.1 million, during the three months ended March 31, 1995 to $114.3 million, which followed growth of 183%, or $58.4 million, during the year ended December 31, 1994.

     Securities decreased $8.8 million during the quarter from $402 million at year end to $393 million at March 31, 1995. The decrease reflects the sale of short-term U. S. Treasury securities which was partially offset by a reduction in the unrealized loss on securities available-for-sale. See below for a further discussion.

     On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board. The Statement addresses the accounting and reporting for debt and equity securities that have readily determinable market values. According to SFAS No. 115, these securities must be classified as either held to maturity, available-for-sale, or trading and are reported at either amortized cost or fair value, depending upon the classification.

     At March 31, 1995, the Company's securities portfolio consisted of $392.8 million of securities available-for-sale and $.1 million of securities held-to-maturity. Securities available-for-sale are reported net of gross unrealized losses of $17.1 million at March 31, 1995 compared with $29.0 million at December 31, 1994. The reduction in the gross unrealized loss on securities available-for-sale of $11.9 million reflects improving bond prices during the first quarter. The current upward trend compares with the severe decline in bond prices in 1994 due to the rapid rise in interest rates.

     Stockholders' investment increased during the quarter as the unrealized loss on securities available-for-sale, net of a $5.4 million deferred tax benefit, decreased from $23.6 million at December 31, 1994 to $11.7 million at March 31, 1995. In light of the size of the unrealized loss and the current level of taxable income, the Company concluded that full recognition of the deferred tax amount was not appropriate and, as such, limited the amount of the recorded benefit to $5.4 million at March 31, 1995 and December 31, 1994.

LIQUIDITY AND FUNDING

     Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through the maturity or sale of an entity's assets, such as loans and securities, liability sources such as increased deposits and purchased or borrowed funds, and access to the capital markets. The Company's security portfolio is currently classified almost entirely as available-for-sale, and the Company may sell certain securities based upon changes in economic or market conditions, interest rate risk and the Company's financial position and liquidity. A nominal volume of fixed-rate residential mortgage loans are sold to investors as they are originated.

     At March 31, 1995, liquidity, which includes excess cash, excess funds sold and unpledged securities, totaled approximately $263 million, or 15% of total assets, a $4 million increase from December 31, 1994.

     The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term borrowings. Total deposits decreased $14.4 million to $1.48 billion since December 31, 1994. Demand deposits decreased $46.3 million due primarily to seasonal fluctuations. Savings deposits decreased $41.1 million while time deposits increased $73.0 million as investors were attracted to the Company's subsidiary banks more aggressive certificate of deposit pricing.

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents increased $14.7 million during the three-month period ended March 31, 1995. Cash provided by operations resulted largely from net interest income from loans and securities, less the net difference of noninterest expense over noninterest income. Cash provided by investing activities was due principally to the net decreases in short-term investments, net decreases in loans through repayment, and to an excess of proceeds from sales and maturities of securities over securities purchases. Cash used for financing activities was primarily the result of decreases in nontime deposits and short-term borrowings, partially offset by increases in certificates of deposit.

     At March 31, 1995, the parent company had $2.3 million in cash and due from banks and $16 million in certificates of deposit compared with the same level of cash and due from banks and $16 million in U.S. Treasury securities at December 31, 1994. During the first quarter the U.S. Treasury securities were sold and $16 million in proceeds were reinvested in certificates of deposit.

INTEREST RATE RISK

     Volatility in interest rates requires the Company to manage interest rate risk which arises from differences in the timing of repricing of assets and the liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive ("positive GAP") and in time frames with more liabilities repricing than assets it is liability sensitive ("negative GAP"). Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity, presently equal to approximately 21% of total assets. The Company manages its interest rate GAP primarily by lengthening or shortening the maturity structure of the Company's securities portfolio.

     The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate. As interest rates rose during the first three months of 1995, the prime rate and, therefore, the Company's yield on earning assets increased faster than the rate paid on interest-bearing liabilities.

     The following table summarizes the Company's GAP position at March 31, 1995. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing demand deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for demand deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At March 31, 1995, the one-year cumulative GAP position was positive at $75 million, or approximately 4% of total assets.

                                                            INTEREST SENSITIVITY PERIODS
                                          ----------------------------------------------------------------
                                          0-30 DAYS     31-90 DAYS    91-365 DAYS    OVER 1 YEAR    TOTAL
                                          ---------     ----------    -----------    -----------    ------
                                                               (DOLLARS IN MILLIONS)
Loans, net of reserve...................    $ 753          $ 32          $  77          $ 342       $1,204
Securities..............................                      3             23            367          393
Other assets............................        6             1              3            186          196
                                            -----          ----          -----          -----       ------
     Total assets.......................    $ 759          $ 36          $ 103          $ 895       $1,793
                                                                                                    ======
                                            -----          ----          -----          -----
Interest-bearing deposits...............    $ 470          $ 71          $ 134          $ 469       $1,144
Borrowed funds..........................      135                            4              4          143
Noninterest-bearing demand deposits.....                                                  332          332
Other liabilities and Stockholders'
  equity................................        9                                         165          174
                                            -----          ----          -----          -----       ------
     Total liabilities and equity.......    $ 614          $ 71          $ 138          $ 970       $1,793
                                                                                                    ======
                                            -----          ----          -----          -----
GAP for period..........................    $ 145          $(35)         $ (35)         $ (75)
                                          =======
                                                           ----          -----          -----
Cumulative GAP..........................                   $110          $  75          $   0
                                                           ====          =====          =====
As a percent of total assets............     8.09%         6.13%          4.18%

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

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

     At March 31, 1995 substandard loans were $107 million compared with $126 million at the beginning of the quarter, a decrease of $19 million. Loans reported as substandard for the purposes of this disclosure include loans classified as Substandard or Doubtful, as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard Loans are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

     As of March 31, 1995, approximately 70 percent of loans classified as Substandard or Doubtful were collateralized with real estate, and the remainder were collateralized with accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 60 percent were collateralized by commercial real estate development, approximately 25 percent by owner-occupied commercial properties and approximately 10 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.

     The following table displays the Company's total nonperforming assets and measures performance regarding key indicators of asset quality:

                                                            MARCH 31,     DECEMBER 31,     MARCH 31,
                                                              1995            1994           1994
                                                            ---------     ------------     ---------
                                                                     (DOLLARS IN THOUSANDS)
Nonperforming assets:
  Nonaccrual loans(1).....................................   $44,595        $ 59,944        $56,198
  Accruing loans 90 days or more past due.................       478           1,409          1,305
  Other real estate owned (OREO), net(1)..................     9,990           9,958         10,388
  Restructured loans......................................     9,251          15,757         25,767
                                                            ---------     ------------     ---------
          Total nonperforming assets......................   $64,314        $ 87,068        $93,658
                                                             =======      ==========        =======
Reserve for possible loan losses(1).......................   $61,842        $ 64,088        $62,662
Net chargeoffs for the quarter(1).........................   $ 7,076        $ 24,658(3)     $ 7,516
OREO reserve(1)...........................................   $ 1,473        $  1,044        $ 4,859
Ratios:(1)
  Reserve to nonaccrual loans.............................     138.7%         106.9%          111.5%
  Reserve to total of nonaccrual loans,
     accruing loans 90 days or more
     past due, and restructured loans.....................     113.8%          83.1%           75.3%
  Reserve to period-end loans.............................       4.9%           5.0%            4.8%
  Nonaccrual loans and accruing loans over 90 days
     past due to period-end loans.........................       3.6%           4.8%            4.4%

  Nonperforming assets to period-end
     loans and OREO.......................................       5.0%           6.8%            7.2%
  Net chargeoffs to average loans.........................       2.2%(2)        1.9%            2.3%(2)
  OREO reserve to OREO....................................      14.7%          10.5%           31.9%

- ---------------
(1) Balances and ratios for 1994 reflect the reclassification of in-substance foreclosure related amounts consistent with SFAS No. 114. See below for a further discussion.

(2) Annualized

(3) Full year 1994

     Total nonperforming assets, led by declines in nonaccrual loans and restructured loans, decreased $22.8 million during the quarter ended March 31, 1995 and $29.3 million since March 31, 1994 to $64.3 million. The reserve for possible loan losses at March 31, 1995 totals $61.8 million, or 139% of nonaccruals compared with 107% and 112% at December 31, and March 31, 1994, respectively. Net chargeoffs for the first three months of 1995 decreased $440 thousand to $7.1 million compared with the same period a year ago.

     Adverse economic conditions in the future could result in a deterioration of the Company's loan portfolio and the value of its other real estate owned portfolio. Such conditions would also likely result in increases in delinquencies, nonperforming assets, restructured loans, and other real estate owned writedowns which individually or collectively could have a material negative effect on future earnings through reduced interest income, increased provisions for possible loan losses, and higher costs to collect loans and maintain repossessed collateral.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," which the Company adopted on January 1, 1995. SFAS No. 114 requires, among other things, that creditors measure impaired loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, the fair value of the collateral if the loan is collateral dependent. For purposes of this Standard, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due, including interest, according to the contractual terms of the loan agreement. The FASB also issued SFAS No. 118, which amended SFAS No. 114, by allowing creditors to use their existing methods of recognizing interest income on impaired loans.

     The Company has determined after review of its Credit Quality policies, that loans recognized as nonaccrual, in-substance foreclosure and restructured represent "impaired loans" as defined in SFAS No. 114. At March 31, 1995 impaired loans with SFAS No. 114 required reserves totaled $3.8 million and the reserve for possible loan losses allocated to such loans was in the amount of $1.5 million. Also at March 31, 1995 the Company had additional impaired loans of $50.0 million that did not require reserves. The methodology used in the required reserve calculation, utilized the fair value of collateral. The Company also determined that the reserve for possible loan losses at March 31, 1995 did not require an additional loan loss provision as a result of the adoption of this Standard. The existing methods for the recognition of interest income on impaired loans has remained unchanged by the adoption of SFAS No. 114 as amended by SFAS No. 118.

     SFAS No. 114 also requires that in-substance foreclosures be reported as part of loans and the in-substance foreclosure valuation reserve be included in the reserve for possible loan losses. The effect at January 1, 1995, the date of adoption of SFAS No. 114, on the Company's balance sheet was an increase to loans of $10.6 million, an increase to the reserve for possible loan losses of $2.1 million and a decrease in other real estate owned of $8.5 million. In addition, prior period balances have been reclassified to reflect the loans, other real estate owned, reserve for possible loan losses, loan loss provision and other real estate owned writedown expense on a basis comparable to the classification that would have been used under SFAS No. 114. There was no effect on net income of the Company as a result of the adoption of this Standard.

CAPITAL AND REGULATORY AGREEMENTS

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

     At March 31, 1995 and December 31, 1994, the Company's consolidated risk-based assets were $1.51 billion and $1.52 billion, respectively. The capital ratios and regulatory minimum requirements applicable to the Company were:

                                                         MARCH 31, 1995         DECEMBER 31, 1994
                                                      --------------------     --------------------
                                                      AMOUNT       PERCENT     AMOUNT       PERCENT
                                                      ------       -------     ------       -------
                                                                  (DOLLARS IN MILLIONS)
Tier 1 capital:
     Actual.........................................  $153.6        10.21%     $149.7         9.82%
     Minimum required...............................  $ 60.4         4.00%     $ 61.0         4.00%
Total (Tier 1 and Tier 2) capital:
     Actual.........................................  $173.3        11.85%     $169.5        11.45%
     Minimum required...............................  $117.5         8.00%     $118.5         8.00%
Tier 1 leverage capital:............................  $153.6         8.60%     $149.7         8.27%

     Capital ratios have been calculated consistent with regulatory policy which excludes the impact of unrealized gain/loss on securities available-for-sale. However, as required, any net unrealized loss on marketable equity securities has been deducted from Tier 1 capital.

     Effective August 3, 1992, UST Corp. entered into a written agreement with the Federal Reserve Bank of Boston ("FRB-Boston") and the Banking Commissioner of the Commonwealth of Massachusetts ("Massachusetts Commissioner") which requires the Company to maintain Tier 1, Total risk-based and Tier 1 leverage capital ratios which conform to the Capital Adequacy Guidelines of the Board of Governors of the Federal Reserve System, and which take into account the current and future capital requirements of the subsidiary banks, without specifying a numeric minimum for the Tier 1 leverage capital ratio. The Company believes its consolidated ratios meet the required minimums. Additionally, per this agreement, the Company has agreed not to pay any dividends to stockholders, nor take any dividends from its banking subsidiaries, without prior regulatory approval. For the three months ended March 31, 1995, no dividends were transferred to the Company from its banking subsidiaries, nor did the Company pay dividends to stockholders.

     In February 1992, USTrust, a Massachusetts-based banking subsidiary of the Company, entered into a Consent Agreement and Order with the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Commissioner. In accordance with this agreement, the bank agreed to, among other things, maintain a Tier 1 leverage capital ratio at or in excess of 6% by February 1993. In addition, the bank agreed to refrain from transferring funds in the form of dividends to the Company without prior regulatory approval. The Company's second Massachusetts-based banking subsidiary, United States Trust Company ("USTC") entered into a similar agreement with the FDIC and Massachusetts Commissioner in February 1992. Subsequently, both regulators terminated and lifted the Consent Agreement and Order in February 1994. USTC, however, has agreed to continue to request regulatory consent prior to the payment of dividends. Since June 1991, the Company's Connecticut-based banking subsidiary, UST/Conn, has been operating under a Stipulation and Agreement with the Commissioner of Banks for the State of Connecticut. This agreement was amended in August 1992, November 1993 and July 1994 and requires UST/Conn to maintain a 6% Tier 1 leverage capital ratio. At March 31, 1995 the Tier 1 leverage capital ratio for USTrust, USTC and UST/Conn were 7.75%, 39.11% and 6.95%, respectively. This compares with 7.55%, 39.46% and 6.40%, respectively, at December 31, 1994.

     Recent amendments to risk-based capital guidelines will affect the amount of deferred tax assets that may be included in Tier 1 capital for risk-based and leverage capital purposes. Under the new rule, which becomes effective April 1, 1995, deferred tax assets would be limited to the amount that an institution expects to realize within one year, or 10% of Tier 1 capital, whichever is less. The Company's consolidated Tier 1, Total risk-based capital and leverage capital ratios at March 31, 1995 would be unaffected by this new regulation. The revised regulation would have an insignificant effect on the Tier 1 leverage capital ratios of USTrust and USTC. In 1994 UST/Conn's FDIC and state regulators indicated that the bank should be using the more stringent calculation which the March 31, 1995 and December 31, 1994 numbers above reflect.

     The Company and each of its subsidiary banks are currently in compliance with their respective capital requirements under these regulatory agreements.

                             RESULTS OF OPERATIONS

COMPARISON OF 1995 WITH 1994

     The Company reported net income of $2.8 million, or $.16 per share, for the quarter ended March 31, 1995, compared with net income of $1.0 million, or $.06 per share, for the same period in 1994. Results for the first quarter of 1995 reflect increases in net interest income and noninterest income, a lower provision for possible loan losses, and increased noninterest expense.

     The Company's net interest income on a fully taxable equivalent basis was $24.7 million for the first quarter of 1995 compared with $22.0 million for the same period last year. The interest rate spread and margin rose steadily throughout 1994 and in the first quarter of 1995. The improved margin and spread is a direct result of increased earning asset yields coupled with moderate increases in interest-bearing liabilities (See "Net Interest Income Analysis" below for a further discussion). The resultant increase in net interest income was partially offset by a continued decline in the volume of earning assets.

NET INTEREST INCOME ANALYSIS

     The rise in interest rates experienced throughout 1994 continued into the first quarter of 1995. The result was an improvement in yield on earning assets, primarily loans, for the quarter of 167 basis points from 6.99% for the same period last year to 8.66% this year. The cost of interest-bearing liabilities, principally deposits, was 3.61% compared to 2.75% a year ago. Deposit rates remained relatively stable throughout much of 1994 until the fourth quarter when the Company adopted more aggressive deposit pricing. The Company's more competitive pricing policy, along with a general increase in deposit rates, continued into the first quarter of 1995 and is expected to push deposit rates upward throughout the remainder of 1995. The increased yield on earning assets, which has to date outpaced increases in the cost of interest-bearing liabilities, produced an improvement in interest rate spread and margin from 4.24% and 4.80% for the first three months of 1994 to 5.05% and 5.92%, respectively, this year. The net effect from changes in rates this quarter as compared to the same period a year ago, was an increase in net interest income of $3.5 million.

     Current spreads and margins are at historically high levels and are not expected to continue to increase during the remainder of 1995. Rates on loans and other interest-earning assets may continue to increase if interest rates continue to rise, however, rates on deposits are expected to move upward at a persistent pace and narrow the current levels of spread and margin.

     Average earning assets were $1.69 billion, $144 million lower than the same period in 1994 reflecting declines in loans, securities and excess funds of $49 million, $37 million and $58 million, respectively. Interest-bearing liabilities decreased $180 million to $1.28 billion reflecting declines in interest-bearing deposits and short-term borrowings. The effect from changes in volume of loans, deposits and other interest-bearing balances was a decrease in net interest income of $768 thousand.

     The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the quarter ended

March 31, 1995 when compared with the quarter ended March 31, 1994. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                                        INCREASE (DECREASE) FROM
                                                                      QUARTER ENDED MARCH 31, 1994
                                                                      -----------------------------
                                                                                   AMOUNT DUE TO
                                                                                     CHANGES IN
                                                   QUARTER ENDED      TOTAL      ------------------
                                                   MARCH 31, 1995     CHANGE     VOLUME       RATE
                                                   --------------     ------     -------     ------
                                                                (DOLLARS IN THOUSANDS)
Interest income:
     Interest and fees on loans*.................     $ 29,476        $4,755     $  (948)    $5,703
     Interest and dividends on securities:
          Taxable................................        6,278          (443)       (518)        75
          Non-taxable*...........................          259           135         (68)       203
     Interest on excess funds and other..........          170          (392)       (646)       254
                                                      --------        ------     -------     ------
          Total interest income*.................       36,183         4,055      (2,180)     6,235
                                                      --------        ------     -------     ------
Interest expense:
     Interest on deposits........................        9,304           851        (920)     1,771
     Interest on short-term borrowings...........        1,931           604        (375)       979
     Interest on other borrowings................          201          (101)       (117)        16
                                                      --------        ------     -------     ------
          Total interest expense.................       11,436         1,354      (1,412)     2,766
                                                      --------        ------     -------     ------
Net interest income..............................     $ 24,747        $2,701     $  (768)    $3,469
                                                      ========        ======     =======     ======

- ---------------
* Fully taxable equivalent at the Federal income tax rate of 35% in 1995 and 34% in 1994, and includes applicable State taxes net of Federal benefit. The tax equivalent adjustment on loans was approximately $180 thousand and on non-taxable securities was approximately $80 thousand for the quarter ended March 31, 1995.

NONINTEREST INCOME

     Noninterest income for the quarter increased $810 thousand over last year to $8.7 million. First quarter 1995 results include a $1.5 million realized gain from the sale of equity investments held by a venture capital subsidiary. Asset management fees were lower in the first quarter of 1995 by $1.1 million compared with the same period in 1994. Contributing to the decrease were timing differences in the recognition of fee income in 1994, and, to a lesser extent, fees derived from managed fund values decreased in 1995 due to the effect of lower market values of fixed-income securities.

     Other noninterest income increased $340 thousand due to a higher level of residual income from maturing equipment leases and fees derived from sales of mutual funds, a new product introduced in the second quarter of 1994.

NONINTEREST EXPENSE

     Total noninterest expense increased $1.7 million from the first quarter of 1994 to $24.1 million. Salary and employee benefits increased $936 thousand to $11.1 million principally due to a $457 thousand provision for obligations payable to former officers and directors and an increase in the asset management division revenue-sharing provision over last year. (See below for a further discussion of the revenue-sharing provision.) Foreclosed asset and workout expense for the quarter was $2.3 million, consistent with 1994's expenditures, however, it remains high as the Company continues to aggressively reduce the level of problem credits.

     In 1994, the Company and senior executives of USTC's Asset Management Division negotiated the terms of employment agreements designed to maximize the profitability and grow the assets under management of the asset management business. The agreements, which remain subject to regulatory approval, are designed to increase the foregoing executives' participation in the value created in the asset management business and, in a change-in-control situation, increase the likelihood that a prospective purchaser will retain the services of the executives. The agreements, which became effective July 1, 1994, contain revenue-sharing provisions which will permit the asset management division to use a specified percentage of its base revenues for the payment of expenses of the operation, including incentive compensation. The revenue-sharing provisions contained in this agreement are reflected in the first quarter 1995 financial results.


     The major components of other noninterest expense were:

                                                                           THREE MONTHS
                                                                               ENDED
                                                                             MARCH 31,
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
    Facility consolidation provisions..................................  $  874     $  300
    Furniture and equipment............................................     840        830
    Advertising and promotion..........................................     720        305
    Legal and consulting...............................................     598        789
    Amortization of intangibles........................................     582        357
    Service bureau and other data processing...........................     291        286
    All other..........................................................   2,702      2,758
                                                                         ------     ------
              Total....................................................  $6,607     $5,625
                                                                         ======     ======

     Other noninterest expense increased $982 thousand for the quarter to $6.6 million. Provisions recorded in connection with space consolidation, including the writeoff of abandoned leases, lease subsidies and leasehold improvements, totaled $874 thousand for the first quarter of 1995. For the same period in 1994 the Company recorded a $300 thousand writedown to market value on a former Company branch building which was being offered for sale. The increase in advertising and promotion of $415 thousand was a function of differences in the level of activity between the first and second quarters of last year compared with this year rather than an increase in total advertising expenditures. Consulting fees for the quarter ended March 31, 1995 were $598 thousand and included a $151 thousand provision for obligations payable to former officers and directors.

INCOME TAXES

     The Company recorded income taxes of $1.5 million for the quarter ended March 31, 1995 compared with a $.7 million for the same period last year. The statutory Federal income tax rate was 35% in 1995 compared with 34% in 1994. Despite the statutory rate increase, the effective tax rate in the first quarter of 1995 decreased to 35.5% from 39.4% for the first quarter of 1994. The variations in income taxes are attributable to the level and composition of pretax income among the subsidiaries of the Company.

     As of March 31, 1995, the Company had a deferred tax asset of approximately $11.4 million, net of a valuation allowance of $2.4 million, included in other assets which is expected to be realized against future taxable income. Management believes that it is more likely than not that the Company will realize the benefit of these deferred assets.

RECENT ACCOUNTING DEVELOPMENTS

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was effective for fiscal years beginning after December 15, 1994. In October 1994, the FASB issued SFAS No. 118, which amended SFAS No. 114, and was effective concurrent with the effective date of SFAS No.
114. The Company adopted this Standard on January 1, 1995. See "Credit Quality and Reserve for Possible Loan Losses" herein for a further discussion.

                          PART II -- OTHER INFORMATION

     For the quarter ended March 31, 1995, Items 2 through 5 of Part II are either inapplicable or would elicit a response of "NONE" and therefore no reference thereto has been made herein.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused his Report to be signed on its behalf by the undersigned thereunto duly authorized.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit -- 27  Article 9 Summary Financial Information.

     (b) Reports on Form 8-K -- None.



                                   UST CORP.

Date:  May 15, 1995                   By:          /s/  NEAL F. FINNEGAN
                                          ......................................
                                              NEAL F. FINNEGAN, PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

Date:  May 15, 1995                   By:           /s/  JAMES K. HUNT
                                          ......................................
                                               JAMES K. HUNT, EXECUTIVE VICE
                                                 PRESIDENT, TREASURER AND
                                                  CHIEF FINANCIAL OFFICER