Form 10-Q
period 1995-06-30
UST CORP
filed 1995-08-11
CIK 316901

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED JUNE 30, 1995             COMMISSION FILE #0-9623

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate the number of shares of outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At July 31, 1995, there were issued and outstanding 17,695,478 shares of common stock, par value
 .625 per share.

================================================================================

                                   UST CORP.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION

  ITEM 1. Financial Statements

     Consolidated Balance Sheets -- June 30, 1995 and December 31, 1994...............    3

     Consolidated Statements of Income -- Three and Six Months Ended June 30, 1995
       and 1994.......................................................................    4

     Consolidated Statements of Changes in Stockholders' Investment -- Six Months
      Ended
       June 30, 1995 and 1994.........................................................    5

     Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1995 and
      1994............................................................................    6

     Notes to Consolidated Financial Statements.......................................    7

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations............................................................    9

PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings...........................................................   21

  ITEM 4. Submission of Matters to a Vote of Security Holders.........................   21

  ITEM 6. Exhibits and Reports on Form 8-K............................................   22

  SIGNATURES..........................................................................   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   UST CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,      DECEMBER 31,
                                                                                 1995            1994
                                                                              -----------    ------------
                                                                              (UNAUDITED)
                                                                                 (DOLLARS IN THOUSANDS)
                                    ASSETS

Cash, due from banks and interest-bearing deposits..........................  $   74,632      $   93,079
Excess funds sold to banks..................................................      95,000          10,000
Securities:
  Securities available-for-sale:
    Mortgage-backed securities..............................................     186,022         195,009
    U.S. Treasury, corporate notes, and other...............................     186,336         206,631
                                                                              -----------    ------------
         Total securities available-for-sale................................     370,358         401,640
  Securities held-to-maturity...............................................         100             100
                                                                              -----------    ------------
         Total securities...................................................     370,458         401,740
Loans:
  Loans -- net of unearned discount of $28,321,000 in 1995 and $18,619,000
    in 1994 (Note 2)........................................................   1,288,873       1,276,683
  Reserve for possible loan losses (Notes 2 and 3)..........................     (61,439 )       (64,088)
                                                                              -----------    ------------
         Total loans, net...................................................   1,227,434       1,212,595
Premises, furniture and equipment, net......................................      31,736          32,403
Intangible assets, net......................................................       5,403           6,445
Other real estate owned, net (Note 2).......................................       8,822           9,958
Other assets................................................................      33,073          37,012
                                                                              -----------    ------------
         Total assets.......................................................  $1,846,558      $1,803,232
                                                                              ===========    ============

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Deposits:
  Demand:
    Noninterest-bearing.....................................................  $  346,515      $  371,716
    Interest-bearing........................................................     156,409         168,434
  Savings:
    Money market............................................................     224,822         271,898
    Other...................................................................     250,280         285,350
  Time:
    Certificates of deposit over $100,000...................................     102,094          79,373
    Other...................................................................     415,500         314,035
                                                                              -----------    ------------
         Total deposits.....................................................   1,495,620       1,490,806
Short-term borrowings.......................................................     164,530         158,989
Other borrowings............................................................       8,464           9,964
Other liabilities...........................................................      17,783          10,839
                                                                              -----------    ------------
         Total liabilities..................................................   1,686,397       1,670,598
Commitments and contingencies (Note 4)
Stockholders' investment (Note 5):
  Preferred stock $1 par value; Authorized -- 4,000,000 shares;
    Outstanding -- none
  Common stock $.625 par value; Authorized -- 30,000,000 shares;
    Outstanding -- 17,689,927 and 17,614,792 shares in 1995 and 1994,
    respectively............................................................      11,056          11,009
  Additional paid-in capital................................................      72,624          72,129
  Retained earnings.........................................................      79,497          73,183
  Unrealized loss on securities available-for-sale, net of tax..............      (3,126 )       (23,601)
  Deferred compensation and other...........................................         110             (86)
                                                                              -----------    ------------
  Total stockholders' investment............................................     160,161         132,634
                                                                              -----------    ------------
         Total liabilities and stockholders' investment.....................  $1,846,558      $1,803,232
                                                                              ===========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 THREE MONTHS               SIX MONTHS
                                                                     ENDED                     ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                              --------------------      --------------------
                                                               1995         1994         1995         1994
                                                              -------      -------      -------      -------
                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest income:
  Interest and fees on loans..............................      $29,812      $25,212      $59,106      $49,730
  Interest and dividends on securities:
    Taxable...............................................        5,902        6,910       12,180       14,139
    Non-taxable...........................................           54           53          108          105
    Dividends.............................................           35           42          159           78
  Interest on excess funds and other......................          664          498          834          551
                                                                -------      -------      -------      -------
         Total interest income............................       36,467       32,715       72,387       64,603
                                                                -------      -------      -------      -------
Interest expense:
  Interest on deposits....................................       10,835        8,203       20,139       16,656
  Interest on short-term borrowings.......................        1,842        1,511        3,773        2,819
  Interest on other borrowings............................          190          322          391          644
                                                                -------      -------      -------      -------
         Total interest expense...........................       12,867       10,036       24,303       20,119
                                                                -------      -------      -------      -------
  Net interest income.....................................       23,600       22,679       48,084       44,484
Provision for possible loan losses (Note 2)...............        3,670        6,545        8,500       12,258
                                                                -------      -------      -------      -------
  Net interest income after provision for possible loan
    losses................................................       19,930       16,134       39,584       32,226
                                                                -------      -------      -------      -------
Noninterest income:
  Asset management fees...................................        3,486        3,383        6,742        7,696
  Corporate services income...............................        2,107        1,901        4,146        3,921
  Service charges on deposit accounts.....................        1,188        1,232        2,440        2,466
  Gain (loss) on sale of securities, net..................          (89)         496        1,446          518
  Other...................................................          315          604          943          916
                                                                -------      -------      -------      -------
         Total noninterest income.........................        7,007        7,616       15,717       15,517
                                                                -------      -------      -------      -------
Noninterest expense:
  Salary and employee benefits............................       10,759       10,289       21,904       20,429
  Net occupancy expense...................................        1,826        1,914        3,734        3,990
  Foreclosed asset and workout expense (Note 2)...........        1,153        1,582        3,470        3,912
  Credit card processing expense..........................        1,032          904        2,103        1,834
  Deposit insurance assessment............................        1,016        1,174        2,045        2,348
  Other...................................................        5,425        6,188       12,025       11,875
                                                                -------      -------      -------      -------
         Total noninterest expense........................       21,211       22,051       45,281       44,388
                                                                -------      -------      -------      -------
Income before income taxes................................        5,726        1,699       10,020        3,355
  Income tax provision....................................        2,182          376        3,706        1,029
                                                                -------      -------      -------      -------
         Net income.......................................      $ 3,544      $ 1,323      $ 6,314      $ 2,326
                                                                =======      =======      =======      =======
Per share data:
  Net income (Note 5).....................................      $   .20      $   .07      $   .35      $   .13
  Cash dividends declared.................................           --           --           --           --
Weighted average number of common shares (Note 5).........   18,029,518   17,864,532   17,933,378   17,820,022

  The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                  (UNAUDITED)

                                       COMMON STOCK     ADDITIONAL               UNREALIZED       DEFERRED
                                     ----------------    PAID-IN     RETAINED    GAIN/(LOSS)    COMPENSATION
                                     SHARES   AMOUNT     CAPITAL     EARNINGS   ON SECURITIES    AND OTHER
                                     ------   -------   ----------   --------   -------------   ------------
                                                        (DOLLARS AND SHARES IN THOUSANDS)
Balance December 31, 1993........... 17,305   $10,815    $ 69,694    $ 68,437     $   3,335         $538
Net income..........................                                    2,326
Stock option exercises and stock
  issued under restricted stock
  plans.............................     74        47         422
Change from unrealized gain to loss
  on securities available-for-sale,
  net of tax........................                                                (17,707)
Activity in Directors Deferred
  Compensation Program, net.........                                                                  42
                                     ------   -------    --------    --------     ---------         ----
Balance June 30, 1994............... 17,379   $10,862    $ 70,116    $ 70,763     $ (14,372)        $580
                                     ======   =======    ========    ========     =========         ====

Balance December 31, 1994........... 17,615   $11,009    $ 72,129    $ 73,183     $ (23,601)        $(86)
Net income..........................                                    6,314
Stock option exercises and stock
  issued under restricted stock
  plans.............................     75        47         495
Decrease in unrealized loss on
  securities available-for-sale, net
  of tax............................                                                 20,475
Activity in Directors Deferred
  Compensation Program, net.........                                                                 196
                                     ------   -------    --------    --------     ---------         ----
Balance June 30, 1995............... 17,690   $11,056    $ 72,624    $ 79,497     $  (3,126)        $110
                                     ======   =======    ========    ========     =========         ====

  The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             SIX MONTHS
                                                                           ENDED JUNE 30,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
                                                                       (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income.........................................................  $   6,314     $   2,326
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for possible loan losses..............................      8,500        12,258
     Depreciation and amortization...................................      2,722         2,688
     Amortization of gain on sale/leaseback..........................       (192)         (192)
     Amortization of security premiums, net..........................        320           296
     Gain on sale of securities, net.................................     (1,446)         (518)
     Gain on sale of other real estate owned, net....................       (252)         (277)
     Writedowns of other real estate owned...........................      1,030         1,523
     Deferred income tax benefit.....................................        604         3,421
     Increase in accruals and other, net.............................      7,462         9,274
                                                                        --------      --------
          Net cash provided by operating activities..................     25,062        30,799
Cash flows provided by investing activities:
  Proceeds from sales of securities available-for-sale...............     47,047        50,585
  Proceeds from maturities of securities available-for-sale..........     11,308       105,205
  Purchases of securities available-for-sale.........................     (2,171)     (125,690)
  Net (increase) decrease in short-term investments..................    (85,000)       46,485
  Net (increase) decrease in loans...................................    (26,345)       43,539
  Proceeds from other real estate owned..............................      3,364         3,309
  Purchases of premises and equipment................................     (1,012)       (1,143)
                                                                        --------      --------
          Net cash (used) provided by investing activities...........    (52,809)      122,290
Cash flows used by financing activities:
  Net decrease in nontime deposits...................................   (119,372)      (87,287)
  Net increase (decrease) in certificates of deposit.................    124,186       (37,415)
  Net increase (decrease) proceeds on short-term borrowings..........      5,541       (44,834)
  Net payments on other borrowings...................................     (1,500)
  Issuance of common stock for cash, net.............................        445           422
                                                                        --------      --------
          Net cash provided (used) by financing activities...........      9,300      (169,114)
                                                                        --------      --------
  Decrease in cash and cash equivalents..............................    (18,447)      (16,025)
  Cash and cash equivalents at beginning of year.....................     93,079        90,198
                                                                        --------      --------
  Cash and cash equivalents at end of period.........................  $  74,632     $  74,173
                                                                        ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest........................................................  $  23,969     $  20,103
                                                                        ========      ========
     Income taxes....................................................  $   2,192     $   1,902
                                                                        ========      ========
Noncash transactions:
  Transfers from other assets to securities available-for-sale.......  $     250
                                                                        ========
  Transfers from loans to other real estate owned, net...............  $   3,571     $   1,393
                                                                        ========      ========
  Financed other real estate owned sales.............................  $     565     $   4,337
                                                                        ========      ========
  Common stock issuance..............................................  $      97     $      46
                                                                        ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:The consolidated financial statements of UST Corp. and its subsidiaries ("the Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified to conform to current classifications. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. All such adjustments were of a normal recurring nature, except as disclosed herein. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1994. The results of operations for the three- and six-month periods ended June 30, 1995 are not necessarily indicative of the results of operations for the full year or any other interim period.

NOTE 2:The Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. As a result, loans previously characterized as in-substance foreclosures are now reported with loans instead of other real estate owned. Furthermore, the valuation reserve associated with such in-substance foreclosures is now included as part of the reserve for possible loan losses. Prior period balances have been reclassified to reflect the loans, other real estate owned, loan loss provision and in-substance foreclosure writedown expense on a basis comparable to the classification that would have been used under SFAS No.
       114. There was no effect on current or previously reported net income of the Company as a result of the adoption of this Statement. See "Credit Quality and Reserve for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations herein for further information.

NOTE 3:Analysis of the reserve for possible loan losses for the six months ended June 30, 1995, and 1994 is as follows:

                                                                 1995         1994
                                                               --------     --------
                                                                    (DOLLARS IN
                                                                    THOUSANDS)
          Balance at beginning of period.....................  $ 64,088     $ 64,465
          Chargeoffs/transfers...............................   (15,873)     (16,289)
          Recoveries on loans previously charged-off.........     4,724        2,100
                                                                -------      -------
          Net chargeoffs/transfers...........................   (11,149)     (14,189)
          Provided from operations...........................     8,500       12,258
                                                                -------      -------
          Balance at end of period...........................  $ 61,439     $ 62,534
                                                                =======      =======

     The reserve for possible loan losses is determined based on a consistent, systematic method which analyzes the size and risk of the loan portfolio on a monthly basis. See "Credit Quality and Reserve for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

                                   UST CORP.

NOTE 4: At June 30, 1995, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                               CONTRACT OR NOTIONAL AMOUNT
                                                               ---------------------------
                                                                 (DOLLARS IN THOUSANDS)
        Commitments to extend credit.........................           $ 277,000
        Standby letters of credit and financial guarantees
          written............................................              54,000
        Commercial letters of credit.........................               5,000
        Foreign exchange contracts...........................               1,000

NOTE 5: Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Average dilutive common stock equivalents totaled 344,608 and 275,424 for the three- and six-month periods ended June 30, 1995, respectively, and 505,258 and 479,498 for the three-and six-month periods ended June 30, 1994, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      FINANCIAL CONDITION AT JUNE 30, 1995

INTRODUCTION

     The operating results for the quarter ended June 30, 1995, reflect the Company's continued progress in the resolution of problem assets and increased level of operating profits. Substandard loans, as determined by the Company's internal rating system, peaked at $265 million at December 31, 1993, following a recessionary period in the local economy. Such loans have been reduced to $94 million at June 30, 1995. This reflects a reduction of 65%, or $171 million, since December 1993 and 12%, or $13 million, during the quarter. Nonperforming assets, consisting of substandard nonaccrual loans, restructured loans, accruing loans greater than 90 days past due and other real estate owned have followed a similar downward trend and were reduced $7.5 million this quarter to $56.8 million. Throughout the remainder of this year, the present Company strategy to reduce aggressively the level of problem assets will continue and may include bulk sales to further accelerate the process. See "Credit Quality and Reserve for Possible Loan Losses" for a further discussion.

     The reduced level of problem assets has directly contributed to the much improved earnings results for the quarter by facilitating a lower loan loss provision and reduction in foreclosed asset and workout expense. These credit cost reductions when combined with the Company's initiatives to reduce noninterest expense and improve efficiency, and a stronger net interest margin, resulted in net income for the quarter ended June 30, 1995 of $3.5 million, or $.20 per share, an increase of 168% over net income of $1.3 million, or $.07 per share, for the corresponding period a year ago.

     This discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Report on Form 10-K for the fiscal year ended December 31, 1994. Certain amounts reported for prior periods have been reclassified to conform with the 1995 presentation.

ASSETS

     Total assets at June 30, 1995 were $1.85 billion, an increase of $43 million from December 31, 1994. Excess funds sold to other banks increased $85 million since year end reflecting the proceeds from net securities sales and maturities of $56 million, a decrease in cash and due from banks of $18 million and smaller increases in deposits and short-term borrowings. Total loans, before reserve for possible loan losses, were $1.29 billion, an increase of $12.2 million for the first half of the year. Total loans at June 30, 1995, include however, $10.5 million of short-term commercial paper. Total loans, excluding commercial paper activity, increased $12 million during the quarter compared with a decrease of $10.3 million during the first quarter and a decrease of $72.2 million for the twelve months ended December 31, 1994.

     The following table presents the composition of the loan portfolio:

                                            JUNE 30,      MARCH 31,      DECEMBER 31,     DECEMBER 31,
                                              1995           1995            1994             1993
                                           ----------     ----------     ------------     ------------
                                                             (DOLLARS IN THOUSANDS)
Commercial and financial.................  $  685,525     $  677,042      $  705,075       $  760,446
Commercial real estate:
  Construction...........................      14,164         14,556          13,109           35,295
  Developer, investor and land...........     242,587        253,963         265,624          321,965

Consumer:
  Residential mortgage...................      89,677         91,146          90,643           85,889
  Home equity............................      70,509         68,227          64,068           63,188
  Indirect automobile installment........     139,165        114,332          90,255           31,848
  Other consumer.........................      20,787         20,887          21,964           23,944
Lease financing..........................      26,459         26,249          25,945           26,348
                                           ----------     ----------      ----------       ----------
          Total loans....................  $1,288,873     $1,266,402      $1,276,683       $1,348,923
                                           ==========     ==========      ==========       ==========

     The Company's commercial and real estate loan portfolios have been experiencing a decline due to the combination of normal amortization and the outflow of problem loans through collection, chargeoff or third-party refinancing. In addition, increased competition for the small-to-middle market credits has affected new loan growth. The Company, however, has experienced a significant growth in its indirect automobile loan portfolio as a result of increased marketing efforts. Indirect automobile loans increased 22%, or $24.9 million, for the quarter ended June 30, 1995 and 54%, or $48.9 million, for the six-month period. This year's increase in indirect automobile loans follows growth of 183%, or $58.4 million, during the year ended December 31, 1994.

     Securities decreased $31.2 million from $401.7 million at year end to $370.5 million at June 30, 1995. The decrease reflects the sale of $58.4 million of mostly U.S. Treasury securities and corporate notes which was partially offset by a reduction in the unrealized loss on securities available-for-sale.

     At June 30, 1995, the Company's securities portfolio consisted of $370.4 million of securities available-for-sale reported at fair value and $.1 million of securities held-to-maturity reported at amortized cost consistent with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"). Securities available-for-sale are reported net of gross unrealized losses of $5.5 million at June 30, 1995 compared with $29.0 million at December 31, 1994. The reduction in gross unrealized loss on securities available-for-sale of $23.5 million reflects the improvement in bond prices which began earlier this year and has continued into the second quarter. The current upward trend compares with the sharp decline in bond prices in 1994 due to the rapid rise in interest rates.

     The decrease in the unrealized loss on securities available-for-sale also had a positive effect of increasing stockholders' investment by $20.5 million since the beginning of the year. The unrealized loss recorded as part of stockholders' investment decreased from $23.6 million, net of a $5.4 million deferred tax benefit at December 31, 1994, to $3.1 million, net of a $2.4 million deferred tax benefit at June 30, 1995.

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

     At June 30, 1995, liquidity, which includes excess cash, excess funds sold and unpledged securities, totaled approximately $290 million, or 16% of total assets, a $31 million increase from December 31, 1994.

     The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term borrowings. Total deposits increased $4.8 million to $1.5 billion since December 31, 1994. Savings deposits decreased $82.2 million while time deposits increased $124.2 million as investors were attracted to the Company's more aggressive certificate of deposit pricing. Demand deposits decreased $37.2 million since the beginning of the year.

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $18.4 million during the six-month period ended June 30, 1995. Cash provided by operations resulted largely from net interest income from loans and securities, less the net difference of noninterest expense over noninterest income. Cash used by investing activities was due principally to the net increases in short-term investments and net increases in loans partially offset by an excess of proceeds from sales and maturities of securities over securities purchases. Cash provided by financing activities was primarily the result of increases in certificates of deposit and short-term borrowings, partially offset by decreases in nontime deposits.

     At June 30, 1995, the parent company had $1.3 million in cash and due from banks and $10.5 million in commercial paper compared with $2.3 million in cash and due from banks and $16 million in U.S. Treasury securities at December 31, 1994. For the six months ended June 30, 1995, the Company received $1.0 million in dividends from United States Trust Company ("USTC"), a Massachusetts-based subsidiary. During the same period the Company contributed as capital $1.0 million to UST Bank/Connecticut ("UST/Conn"), a Connecticut-based banking subsidiary and $6.5 million to JSA Financial Corp. ("JSA"), a nonbanking subsidiary of the Company specializing in the liquidation of problem assets. This capital contribution to JSA facilitated the purchase of $5.1 million in problem assets from UST/Conn and provided JSA with additional operating capital.

INTEREST RATE RISK

     Volatility in interest rates requires the Company to manage interest rate risk which arises from differences in the timing of repricing of assets and liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive ("positive GAP") and in time frames with more liabilities repricing than assets it is liability sensitive ("negative GAP"). Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity, presently equal to approximately 22% of total assets. The Company manages its interest rate GAP primarily by lengthening or shortening the maturity structure of its securities portfolio.

     The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate. As interest rates rose during the first quarter of 1995 before leveling off in the second quarter, the prime rate and, therefore, the Company's yield on earning assets increased faster than the rate paid on interest-bearing liabilities.

     The following table summarizes the Company's GAP position at June 30, 1995.
The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing demand deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for demand deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At June 30, 1995, the one-year cumulative GAP position was positive at $156 million, or approximately
8% of total assets.

                                                               INTEREST SENSITIVE PERIODS
                                               -----------------------------------------------------------
                                               0-30 DAYS   31-90 DAYS   91-365 DAYS   OVER 1 YEAR   TOTAL
                                               ---------   ----------   -----------   -----------   ------
                                                                  (DOLLARS IN MILLIONS)
Loans, net of reserve........................    $ 772       $   18        $  84         $  354     $1,228
Excess funds sold............................       95                                                  95
Securities...................................                     2           25            344        371
Other assets.................................                     1            2            150        153
                                                 -----       ------        -----         ------     ------
          Total assets.......................    $ 867       $   21        $ 111         $  848     $1,847
                                                 -----       ------        -----         ------     ======

Interest-bearing deposits....................    $ 427       $   55        $ 188         $  478     $1,148
Borrowed funds...............................      165            4                           4        173
Noninterest-bearing demand deposits..........                                               348        348
Other liabilities and stockholders' equity...        4                                      174        178
                                                 -----       ------        -----         ------     ------
          Total liabilities & equity.........    $ 596       $   59        $ 188         $1,004     $1,847
                                                 -----       ------        -----         ------     ======

GAP for period...............................    $ 271       $  (38)       $ (77)        $ (156)
                                                 -----       ------        -----         ------
Cumulative GAP...............................                $  233        $ 156         $    0
                                                             ======        =====         ======
As a percent of total assets.................    14.67%       12.62%        8.45%

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

     At June 30, 1995 substandard loans were $94 million compared with $107 million at the beginning of the quarter and $126 million at December 31, 1994. Loans reported as substandard for the purpose of this disclosure include loans classified as Substandard or Doubtful, as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

     As of June 30, 1995, approximately 65 percent of loans classified as Substandard or Doubtful were collateralized with real estate, and the remainder were collateralized with accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 60 percent were collateralized by commercial real estate development, approximately 25 percent by owner-occupied commercial properties and approximately 10 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.

     The following table displays the Company's total nonperforming assets and measures performance regarding key indicators of asset quality:


                                              JUNE 30,      MARCH 31,      DECEMBER 31,     JUNE 30,
                                                1995          1995             1994           1994
                                              --------     ---------       ------------     -------
                                                              (DOLLARS IN THOUSANDS)
Nonperforming assets:
  Nonaccrual loans(1)........................  $38,170       $44,595         $ 59,944        $69,639
  Accruing loans 90 days or more past due....    1,576           478            1,409            950
  Other real estate owned (OREO), net(1).....    8,822         9,990            9,958          5,168
  Restructured loans.........................    8,265         9,251           15,757         18,417
                                               -------       -------          -------        -------
          Total nonperforming assets.........  $56,833       $64,314         $ 87,068        $94,174
                                               =======       =======          =======        =======
Reserve for possible loan losses(1)..........  $61,439       $61,842         $ 64,088        $62,534
Net chargeoffs for the quarter(1)............  $ 4,073       $ 7,076         $ 24,658(3)     $ 6,673
OREO reserve(1)..............................  $ 1,257       $ 1,473         $  1,044        $ 1,596

Ratios:(1)
  Reserve to nonaccrual loans................    161.0%        138.7%           106.9%          89.8%
  Reserve to total of nonaccrual loans,
     accruing loans 90 days or more past due,
     and restructured loans..................    128.0%        113.8%            83.1%          70.3%
  Reserve to period-end loans................      4.8%          4.9%             5.0%           4.8%
  Nonaccrual loans and accruing loans over 90
     days past due to period-end loans.......      3.1%          3.6%             4.8%           5.5%
  Nonperforming assets to period-end loans
     and OREO................................      4.4%          5.0%             6.8%           7.2%
  Net chargeoffs to average loans............      1.3%(2)       2.2%(2)          1.9%           2.1%(2)
  OREO reserve to OREO.......................     12.5%         12.9%             9.5%          23.6%

- ---------------
(1) Balances and ratios for 1994 reflect the reclassification of in-substance foreclosure related amounts consistent with SFAS No. 114. See below for a further discussion.
(2) Annualized
(3) Full year 1994

     Total nonperforming assets, led by declines in nonaccrual loans, decreased $7.5 million during the quarter ended June 30, 1995 and $30.3 million since the beginning of the year to $56.8 million. The decreased level of nonperforming assets contributed to a decline in chargeoff activity and lower loan loss provisions. In order to further accelerate the reduction of nonperforming assets the Company continues to consider such alternatives as bulk sales of portions of these assets.

     Included in net chargeoffs for the quarter ended June 30, 1995 was a charge of $3.2 million in connection with the sale of $8.9 million in substandard banking assets from UST/Conn to JSA Financial Corp., a nonbanking subsidiary of the Company specializing in the liquidation of problem assets. The reserve for possible loan losses has remained relatively level at $61.4 million at June 30, 1995 compared with $62.5 million a year ago. The ratio of reserve coverage to nonaccrual loans has steadily strengthened over the past four quarters from 90% a year ago to 107% at year end, 139% at March 31, 1995 to 161% at June 30, 1995.

     Adverse economic conditions in the future could result in a deterioration of the Company's loan portfolio and the value of its other real estate owned portfolio. Such conditions would also likely result in increases in delinquencies, nonperforming assets, restructured loans, and OREO writedowns that individually or collectively could have a material negative effect on future earnings through reduced interest income, increased provisions for possible loan losses, and higher costs to collect loans and maintain repossessed collateral.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," which the Company adopted on January 1, 1995. SFAS No. 114 requires, among other things, that creditors measure impaired loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due, including interest, according to the contractual terms of the loan agreement. SFAS No. 114 as amended, allows creditors to use their existing methods of recognizing interest income on impaired loans.

     Loans recognized by the Company as nonaccrual and restructured represent "impaired loans" as defined in SFAS No. 114. At June 30, 1995, total impaired loans were $46.4 million, comprised of $1.5 million that required reserves of $0.3 million and $44.9 million that did not require a related reserve since there was no impairment as measured by the provisions of SFAS No. 114. The reserve for possible loan losses has not required an additional loan loss provision as a result of the adoption of this Statement. The methodology used in the required reserve calculation utilized the fair value of collateral. The Company's methods for recognition of interest income on impaired loans has remained unchanged by the adoption of SFAS No. 114 as amended.

     SFAS No. 114 also requires that in-substance foreclosures be reported as part of loans and the in-substance foreclosure valuation reserve be included in the reserve for possible loan losses. The effect at January 1, 1995, the date of adoption of SFAS No. 114, on the Company's balance sheet was an increase to loans of $10.6 million, an increase to the reserve for possible loan losses of $2.1 million and a decrease in other real estate owned of $8.5 million. In addition, prior period balances have been reclassified to reflect the loans, OREO, reserve for possible loan losses, loan loss provision and in-substance foreclosure writedown expense on a basis comparable to the classification that would have been used under SFAS No. 114. There was no effect on net income of the Company as a result of the adoption of this Statement.

CAPITAL AND REGULATORY AGREEMENTS

     There are three capital requirements which banks and bank holding companies must meet. Two requirements take into consideration risks inherent in assets for both on-balance and off-balance sheet items on a risk weighted basis ("risk-based assets"). Risk weightings are as determined by banking regulators for the industry as a whole. Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital, as defined in the regulations, divided by risk-based assets) of 4% and 8%, respectively. Tier 1 capital is essentially shareholders' investment, net of intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of intangibles. All but the most highly-rated banks are required to maintain a minimum of 4%. The Company has not been notified of a specific requirement above the minimum. See discussion below for Tier 1 leverage capital requirements for the Company's subsidiary banks.

     At June 30, 1995 and December 31, 1994, the Company's consolidated risk-based assets were $1.53 billion and $1.52 billion, respectively. The capital ratios and regulatory minimum requirements applicable to the Company were:

                                                           JUNE 30, 1995        DECEMBER 31, 1994
                                                         ------------------     ------------------
                                                         AMOUNT     PERCENT     AMOUNT     PERCENT
                                                         ------     -------     ------     -------
                                                                   (DOLLARS IN MILLIONS)
Tier 1 capital:
  Actual...............................................  $157.8      10.32%     $149.7       9.82%
  Minimum required.....................................  $ 61.4       4.00%     $ 61.0       4.00%
Total (Tier 1 and Tier 2) capital:
  Actual...............................................  $177.7      11.95%     $169.5      11.45%
  Minimum required.....................................  $119.3       8.00%     $118.5       8.00%
Tier 1 leverage capital:...............................  $157.8       8.78%     $149.7       8.27%

     Capital ratios have been calculated consistent with regulatory policy which excludes the impact of unrealized gain/loss on securities available-for-sale. However, as required, any net unrealized loss on marketable equity securities has been deducted from Tier 1 capital.

     Subsequent to the quarter ended June 30, 1995, on July 21, 1995, the Company was released from the terms of its Written Agreement originally entered into on August 3, 1992, by the Federal Reserve Bank of Boston ("FRB-Boston") and the Office of the Massachusetts Commissioner of Banks ("Massachusetts Commissioner"). In conjunction with the Agreement termination, the Company has agreed to provide the FRB-Boston with written notification fifteen business days prior to the declaration of dividends to stockholders. For a discussion of the Agreement which is no longer in effect, refer to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994.

     The Company's Massachusetts-based and largest subsidiary bank, USTrust, was released recently by the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Commissioner from the terms of its Cease and Desist Order, originally issued in January 1992. In conjunction with the release of the Order, USTrust's Board of Directors adopted a resolution pursuant to which USTrust agreed, among other matters: (i) to continue to maintain a Tier 1 leverage capital ratio of at least 6%; (ii) not to pay a dividend which would cause the Bank's Tier 1 leverage capital ratio to fall below 6%; (iii) to continue to implement plans to reduce nonperforming assets and the aggregate level of insider loans; and (iv) to provide a quarterly progress report to the FDIC and the Massachusetts Commissioner. For a discussion of the Order which is no longer in effect, refer to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994. The Company's second Massachusetts-based banking subsidiary, USTC, was released from a similar Order over a year ago, and has also agreed not to declare or pay dividends should the effect of the payment of such dividends cause USTC's Tier 1 leverage capital ratio to fall below 6%. Since June 1991, UST/Conn has been operating under a Stipulation and Agreement with the Commissioner of Banks for the State of Connecticut which was joined in by the FDIC. This agreement was amended in August 1992, November 1993 and July 1994 and requires, among other things, UST/Conn to maintain a 6% Tier 1 leverage capital ratio. For a discussion of the Agreement which is still in effect, refer to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994. At June 30, 1995 the Tier 1 leverage capital ratio for USTrust, USTC and UST/Conn was 7.88%, 35.81% and 8.35%, respectively. This compared with 7.55%, 39.46% and 6.40%, respectively, at December 31, 1994.

     For the six months ended June 30, 1995, the Company did not pay dividends to stockholders; however, the Company did receive dividends of $1.0 million from USTC. During the same period the Company contributed as capital $1.0 million to UST/Conn and $6.5 million to JSA Financial Corp.

     The Company and each of its subsidiary banks are currently in compliance with their respective capital requirements.

DEPOSIT INSURANCE

     On August 8, 1995, the FDIC voted to reduce insurance premiums paid to the Bank Insurance Fund ("BIF") by the best managed and capitalized banks to 4 cents per $100 of deposits from the current rate of 23 cents per $100 of deposits. Premiums for savings and loan associations ("thrifts") insured by the Savings Association Insurance Fund ("SAIF") will remain unchanged, ranging from 23 cents for the best managed and capitalized thrifts to 31 cents per $100 of deposits for those institutions which present a higher risk to the insurance fund. In 1990, the Company purchased the deposits of a failed thrift institution. Accordingly, the Company's deposit insurance premiums are expected to reflect a combination of SAIF and BIF assessments at rates to be determined by the FDIC. In addition, Federal banking regulators have proposed a one-time assessment on thrift deposits that would supplement the weaker thrift deposit insurance fund followed by a merger of SAIF and BIF. Such a one-time assessment could have a material impact on the operating results of the Company. In the event of such one-time assessment, it is expected that a lower premium rate would be assessed on all deposits in subsequent periods.

                             RESULTS OF OPERATIONS

COMPARISON OF 1995 WITH 1994

     The Company reported net income of $3.5 million, or $.20 per share, for the second quarter and $6.3 million, or $.35 per share, for the first six months of 1995. This compares with net income of $1.3 million, or $.07 per share, and $2.3 million, or $.13 per share, for the same periods in 1994. The significant improvement in earnings for the second quarter and first six months of 1995 were the result of large reductions in the provision for possible loan losses and higher net interest margin. Also contributing to the earnings increase for the quarter was a reduction in noninterest expense while for the six months noninterest expenses were ahead of a year ago. Noninterest income led by lower securities gains was lower this quarter compared to a year ago while the six-month period reflects a nominal increase.

NET INTEREST INCOME ANALYSIS

     The Company's net interest income on a fully taxable equivalent basis was $23.8 million in the second quarter of 1995 compared with $24.7 million in the first quarter of 1995 and $22.9 million for the second quarter of 1994. For the first six months of 1995, net interest income on a fully taxable equivalent basis was $48.6 million compared with $45.0 million for the same period in 1994. The increase in net interest income compared to last year reflects the steady rise in interest rate spread and margin during 1994 which continued into the first quarter of 1995. Partially offsetting the effect of a stronger spread and margin this year was a decline in the volume of earning assets and a shift by deposit customers from savings and money market accounts to higher yielding certificates of deposit. Interest rate spread and margin decreased in the second quarter of 1995 which was reflected in the decline in net interest income from the first quarter.

     Interest rates leveled off in the second quarter after rising throughout 1994 and into the first quarter of this year. The result was an improvement in yield on earnings assets, primarily loans, for the quarter of 148 basis points from 7.94% last year to 9.42% this year and for the six-month period an improvement of 169 basis points from 7.77% to 9.46%. The cost of interest-bearing liabilities, principally deposits, was 3.79% this quarter and 3.58% for the first six months compared with 2.74% for both corresponding periods in 1994. Deposit rates began to move upward towards the end of 1994 and continued to increase in the first quarter of 1995 as the Company adopted more aggressive deposit pricing. In the second quarter rates for new deposits leveled off as the Company moved to a less competitive pricing policy. However, the cost of deposits continued to rise and are expected to rise throughout the remainder of the year as older certificates of deposit mature and reprice at the higher current rates.

     The increased yield on earnings assets, which outpaced movements in the cost of interest-bearing liabilities, produced an improvement in the second quarter's interest rate spread and margin from 4.47% and 5.11% last year to 4.63% and 5.60%, respectively, this year. The first six-month comparison also reflected an improvement from 4.37% and 4.98% last year to 4.87% and 5.78%, respectively, this year. The net effect from changes in rates this quarter as compared to the same period a year ago was an increase in net interest income of $1.4 million. The net effect for the six-month period was an increase of $5.4 million.

     Current spreads and margins are at historically high levels which most likely peaked in the first quarter. The cost of interest-bearing liabilities is expected to increase while at least for the short term, pressure on interest rates will force loan yields downward. The combined result is an expected narrowing of spread and margin during the remainder of 1995.

     Average earnings assets for the quarter were $1.71 billion, $90 million lower than the same period in 1994. For the six-month period average earnings assets were $1.70 billion, or $125 million, lower than the same period a year ago. Interest-bearing liabilities also decreased $99 million and $140 million for the three-and six-month periods, respectively, to $1.30 billion and $1.29 billion, respectively, this year. In addition, average deposits experienced a shift of approximately $70 million for the three-month period and $25 million for the six-month period from savings deposits to higher cost certificates of deposit. The effect from changes in volume of loans, deposits and other interest-bearing balances was a decrease in net interest income of $0.5 million and $1.8 million for the quarter and six months ended June 30, 1995, respectively.

     The following tables attribute changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the quarter and six months ended June 30, 1995 when compared with the quarter and six months ended June 30, 1994. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                                       INCREASE (DECREASE) FROM
                                                                     QUARTER ENDED JUNE 30, 1994
                                                                   --------------------------------
                                                                                   AMOUNT DUE TO
                                                                                    CHANGES IN
                                                QUARTER ENDED       TOTAL       -------------------
                                                JUNE 30, 1995      CHANGE       VOLUME        RATE
                                                -------------      -------      -------      ------
                                                              (DOLLARS IN THOUSANDS)
Interest income:
  Interest and fees on loans*.................     $29,990         $ 4,578      $  (133)     $4,711
  Interest and dividends on securities........
     Taxable..................................       5,902          (1,020)      (1,204)        184
     Non-taxable*.............................         131               8          (62)         70
  Interest on excess funds and other..........         664             166          (15)        181
                                                ----------         -------      -------      ------
          Total interest income*..............      36,687           3,732       (1,414)      5,146
                                                ----------         -------      -------      ------
Interest expense:
  Interest on deposits........................      10,835           2,632         (391)      3,023
  Interest on short-term borrowings...........       1,842             331         (375)        706
  Interest on other borrowings................         190            (132)        (131)         (1)
                                                ----------         -------      -------      ------
          Total interest expense..............      12,867           2,831         (897)      3,728
                                                ----------         -------      -------      ------
Net interest income...........................     $23,820         $   901      $  (517)     $1,418
                                                ==========         =======      =======      ======

- ---------------
* Fully taxable equivalent at the Federal income tax rate of 35% in 1995 and 34% in 1994, and includes applicable State taxes, net of Federal benefit. The tax equivalent adjustment on loans was $178 thousand and on non-taxable securities was $42 thousand for the quarter ended June 30, 1995.

                                                                      INCREASE (DECREASE) FROM
                                                                   SIX MONTHS ENDED JUNE 30, 1994
                                                                 ----------------------------------
                                                                                  AMOUNT DUE TO
                                                                                   CHANGES IN
                                           SIX MONTHS ENDED       TOTAL       ---------------------
                                            JUNE 30, 1995        CHANGE        VOLUME        RATE
                                           ----------------      -------      --------      -------
                                                            (DOLLARS IN THOUSANDS)
Interest income:
  Interest and fees on loans*............      $ 59,466          $ 9,332      $ (1,291)     $10,623
  Interest and dividends on securities:
     Taxable.............................        12,180           (1,982)       (2,768)         786
     Non-taxable*........................           392              157          (125)         282
  Interest on excess funds and other.....           834              283            60          223
                                           ------------          -------      --------      -------
     Total interest income*..............        72,872            7,790        (4,124)      11,914
                                           ------------          -------      --------      -------

Interest expense:
  Interest on deposits...................        20,139            3,483        (1,309)       4,792
  Interest on short-term borrowings......         3,773              954          (751)       1,705
  Interest on other borrowings...........           391             (253)         (248)          (5)
                                           ------------          -------      --------      -------
     Total interest expense..............        24,303            4,184        (2,308)       6,492
                                           ------------          -------      --------      -------
Net interest income......................      $ 48,569          $ 3,606      $ (1,816)     $ 5,422
                                           ============          =======      ========      =======

- ---------------
* Fully taxable equivalent at the Federal income tax rate of 35% in 1995 and 34% in 1994, and includes applicable State taxes, net of Federal benefit. The tax equivalent adjustment on loans was $360 thousand and on non-taxable securities was $125 thousand for the six months ended June 30, 1995.

NONINTEREST INCOME

     Noninterest income for the quarter declined $609 thousand from the same period last year to $7.0 million. The decline was principally due to a decrease in gain on sale of securities of $585 thousand. Increases in asset management fees and corporate services income of $103 thousand and $206 thousand, respectively, were offset by a decrease in other noninterest income due to a lower level of residual income from maturing equipment leases.

     For the six-month comparison noninterest income increased $200 thousand to $15.7 million compared with the corresponding period in 1994. Results for 1995 include a $1.5 million realized gain from the sale of equity investments held by a venture capital subsidiary while 1994 gain on sale of securities totaled $518 thousand. Asset management fees were lower in the first six months of 1995 compared with the same period last year due to timing differences in the recognition of fee income in 1994.

NONINTEREST EXPENSE

     Total noninterest expense was reduced 4%, or $840 thousand, from the second quarter of 1994 to $21.2 million due to declines in occupancy, foreclosed asset and workout expense, FDIC deposit insurance assessment, and other noninterest expense. The decrease in foreclosed asset and workout expense of $429 thousand reflects the lower level of problem assets compared with 1994. Partially offsetting these decreases were higher salary and employee benefits of $470 thousand due to an increase in the asset management division revenue-sharing provision and higher payroll taxes as compared with the second quarter of 1994 (See below for a further discussion of the revenue-sharing provision). Absent any unforeseen events, further declines in noninterest expense are expected as Company's initiatives to improve operating efficiencies are realized.

     For the six-month comparison, noninterest expense increased $893 thousand to $45.3 million. Salary and employee benefits increased $1.5 million due to a $457 thousand provision for obligations payable to former officers and directors, an increase in the asset management division revenue-sharing provisions and payroll taxes compared with the same period a year ago. Partially offsetting these increases were declines in occupancy, foreclosed asset and workout expense, and FDIC deposit insurance assessment.

     In 1995, the Company and senior executives of USTC's Asset Management Division entered into employment agreements designed to maximize the profitability and grow the assets under management of the asset management business. The agreements are designed to increase the foregoing executives' participation in the value created in the asset management business and, in a change-in-control situation, increase the likelihood that a prospective purchaser will retain the services of the executives. Certain provisions of the agreements became effective July 1, 1994, and contain revenue-sharing provisions which permit the asset management division to use a specified percentage of its base revenues for the payment of expenses of the operation, including incentive compensation. The revenue-sharing provisions contained in this agreement are reflected in the three- and six-month periods ended June 30, 1995.

     The major components of other noninterest expense were:

                                                      THREE MONTHS
                                                          ENDED            SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                    -----------------     -------------------
                                                     1995       1994       1995        1994
                                                    ------     ------     -------     -------
    Furniture and equipment.......................  $  895     $  847     $ 1,735     $ 1,677
    Advertising and promotion.....................     527        758       1,248       1,063
    Legal and consulting..........................     522        864       1,119       1,652
    Amortization of intangibles...................     462        387       1,044         714
    Service bureau and other data processing......     374        309         665         595
    Facility consolidation provisions.............                            874         300
    All other.....................................   2,645      3,023       5,340       5,874
                                                    ------     ------     -------     -------
              Total other noninterest expense.....  $5,425     $6,188     $12,025     $11,875
                                                    ======     ======     =======     =======

     Other noninterest expense decreased $763 thousand in the second quarter compared with the same period a year ago primarily due to lower advertising, legal and consulting and all other expense. For the six months ended June 30, 1995, other noninterest expense increased $150 thousand. Provisions recorded in connection with space consolidation, including the writedown to market value of former Company facilities offered for sale and the writeoff of abandoned leases, lease subsidies and leasehold improvements increased to $874 thousand from $300 thousand last year. Amortization of intangibles increased $330 thousand as the Company accelerated the amortization of certain core deposit intangible assets after conducting a review of the expected future economic benefits derived from these assets and their current carrying amount. Advertising and promotion was also higher in the first six months compared with a year ago, reflecting an increase of $185 thousand. These increases were partially offset by lower legal and consulting of $533 thousand and lower all other expenses, principally appraisal fees of $534 thousand.

INCOME TAXES

     The Company recorded income taxes of $2.2 million and $3.7 million for the three- and six-month periods ended June 30, 1995, respectively. This compares with $376 thousand and $1.0 million for the three-and six-month periods ended June 30, 1994. The statutory Federal income tax rate was 35% in 1995 and 34% in 1994. The effective tax rates for the second quarter and first half of this year were 38.1% and 37.0%, respectively, compared with 22.1% and 30.7%, respectively, for the same periods last year. The increase in effective tax rates was attributable to the significantly higher level of income this year which reduced the marginal effect on taxable income of tax-exempt and tax preference items.

     As of June 30, 1995, the Company had a deferred tax asset of approximately $8.4 million included in other assets which is expected to be realized against future taxable income. Management believes that it is more likely than not that the Company will realize the benefit of this asset.

RECENT ACCOUNTING DEVELOPMENTS

     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," which was effective for fiscal years beginning after December 15, 1994. In October 1994, the FASB issued SFAS No. 118, which amended SFAS No. 114, and was effective concurrent with the effective date of SFAS No. 114. The Company adopted this Statement on January 1, 1995. See "Credit Quality and Reserve for Possible Loan Losses" herein for a further discussion.

     The FASB issued in March 1995, SFAS No. 122, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This Statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized if the sum of the expected future cash flows to result from the use and eventual disposition of the asset is less than the carrying amount of the asset. The amount by which the carrying amount of the asset exceeds the asset's fair value is the total impairment loss to be recognized. The Statement also requires that for certain long-lived assets to be disposed of, the amount by which the carrying amount of the asset exceeds the fair value less costs to sell, is an impairment loss to be recognized. This Statement does not apply to financial instruments, core deposit intangibles, mortgages and other servicing rights, or deferred tax assets. This Statement would apply for fiscal years beginning after December 15, 1995. The effect on the Company's results of operations has not yet been determined.

     As an amendment to SFAS No. 65, "Accounting for Mortgage Banking Activities," the FASB issued in May 1995, SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends certain SFAS No. 65 provisions prohibiting the capitalization of mortgage loan servicing rights acquired through loan origination activities, by requiring that both originated and purchase mortgage loan servicing rights be capitalized. In addition, FASB No. 122 requires all capitalized mortgage loan service rights be evaluated for impairment based on their fair values. This Statement would apply prospectively for fiscal years beginning after December 15, 1995. The adoption of this Statement is not expected to have a material impact on the Company's results of operations.

                          PART II -- OTHER INFORMATION

     For the quarter ended June 30, 1995, Items 2, 3 and 5 of Part II are either inapplicable or would elicit a response of "NONE" and therefore no reference thereto has been made herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) the Annual Meeting of Stockholders of the Company was held on May 16, 1995.

     (b) the following matters were submitted to a vote of the Stockholders of the Company: (1) the election of each of the following five Directors of the Company, each of whom will serve for a three-year term:
                   Robert L. Culver
                   Neal F. Finnegan
                   Walter A. Guleserian
                   Wallace M. Haselton
                   Paul D. Slater

        (2) the ratification and approval of amendments to the Company's Stock Compensation Plan, to increase the number of shares of the Company's Common Stock that may be granted under the Plan as well as to effect certain other changes; and (3) the ratification and approval of a new Stock Option Plan for certain Directors.

     The following votes were cast with respect to the election of Directors:

                                                                               WITHHOLD
                                                                    FOR        AUTHORITY
                                                                -----------    --------
        Robert L. Culver......................................   12,429,854     52,709
        Neal F. Finnegan......................................   12,424,672     52,709
        Walter A. Guleserian..................................   12,384,221     52,709
        Wallace M. Haselton...................................   12,386,725     52,709
        Paul D. Slater........................................   12,380,866     52,709

     The following is a list of the nine (9) additional Directors of the Company whose term of office as a Director continued after the meeting:

        Domenic Colasacco                     William Schwartz
        Brian W. Hotarek                      Samuel B. Sheldon
        Francis X. Messina                    James V. Sidell
        Vikki L. Pryor                        Michael J. Verrochi, Jr.
        Gerald M. Ridge

     As reported in the Current Report on Form 8-K filed by the Company on July 24, 1995, subsequent to the meeting, the Company increased the size of its Board of Directors to twenty-four (24) members and added eight USTrust Directors to the Company's Board. As a result of the election of these eight individuals to the Company's Board, all of the outside Directors of USTrust now also serve as outside Directors of the Company. The eight additional Directors of the Company are:

     Robert Coard, Executive Director, Action for Boston Community Development, Inc., Boston, MA
     Alan K. DerKazarian, D.M.D., Periodontist, Cambridge, MA

     Donald C. Dolben, President, The Dolben Company, Inc., Boston, MA
     Edward Guzovsky, Chairman, JWP New England, Milton, MA
     Sydney L. Miller, President, Harry Miller Co., Inc., Boston, MA
     Barbara C. Sidell, Esquire, of Newton, MA
     Edward J. Sullivan, Clerk of Courts, Middlesex Superior Court, Cambridge,
     MA
     Gordon M. Weiner, Esquire, of Gloucester, MA

     Accordingly, as of the date of this Report, the Company has twenty-two (22) Directors and two vacancies remain on the Board of Directors.

     The following votes were cast at the Annual Meeting of the Stockholders in connection with the amending of the Company's Stock Compensation Plan, to increase the number of shares of the Company's Common Stock that may be granted under the Plan as well as to effect certain other changes:

        IN FAVOR.........................................................    9,938,720
        AGAINST..........................................................    1,187,807
        ABSTAIN..........................................................      374,355
        DELIVERED, NOT VOTED.............................................    1,171,273

     The following votes were cast in connection with the approval of a new
Stock Option Plan for certain Directors:

        IN FAVOR.........................................................   10,057,719
        AGAINST..........................................................    1,008,232
        ABSTAIN..........................................................      434,930
        DELIVERED, NOT VOTED.............................................    1,171,273

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        27. Summary Financial Information.

        28. UST Corp.'s Press Release dated June 30, 1995.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Commission on July 24, 1995 regarding (i) the release of the Company and its largest banking subsidiary, USTrust, from their respective regulatory agreements and orders and
(ii) the election of eight individuals to the Board of Directors of the Company.

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.

Date: August 11, 1995                     By: /s/  NEAL F. FINNEGAN

                                            ------------------------------------
                                            Neal F. Finnegan, President and
                                            Chief Executive Officer

Date: August 11, 1995                     By: /s/  JAMES K. HUNT

                                            ------------------------------------
                                            James K. Hunt, Executive Vice
                                            President, Treasurer, and
                                            Chief Financial Officer