Form 10-Q
period 1995-09-30
UST CORP
filed 1995-11-09
CIK 316901

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _____________


                                   Form 10-Q

(Mark One)
/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                        to

                            COMMISSION FILE #0-9623

                                 _____________


                                   UST CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MASSACHUSETTS                                 04-2436093
        (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

              40 COURT STREET,                                 02108
           BOSTON, MASSACHUSETTS
  (Address of principal executive offices)         (Zip Code)



                                 (617) 726-7000
              (Registrant's telephone number, including area code)

                                   No Change
   (Former name, former address and former fiscal year, if changed since last year.)

         Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                                              ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At October 31, 1995, there were issued and outstanding 17,704,464 shares of common stock, par value $.625 per share.

================================================================================

                                   UST Corp.

                               TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----

PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements

             Consolidated Balance Sheets -- September 30, 1995 and December 31, 1994..................................   3

             Consolidated Statements of Income -- Three and Nine Months Ended September 30, 1995 and 1994  ...........   4

             Consolidated Statements of Changes in Stockholders' Investment -- Nine Months Ended
             September 30, 1995 and 1994..............................................................................   5

             Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1995 and 1994...................   6

             Notes to Consolidated Financial Statements...............................................................   7


          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............   9


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings..................................................................................  23

          Item 5.  Other Matters......................................................................................  23

          Item 6.  Exhibits and Reports on Form 8-K...................................................................  23


          SIGNATURES .................................................................................................  24


                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   UST CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                                             1995               1994
                                                                                         (UNAUDITED)
                                                                                         -------------      ------------
                                                                                            (DOLLARS IN THOUSANDS)

                                     ASSETS


Cash, due from banks and interest-bearing deposits ...................................  $    90,182        $    93,079
Excess funds sold to banks ...........................................................       90,000             10,000
Securities:
  Securities available-for-sale:
     Mortgage-backed securities ......................................................      193,688            195,009
     U.S. Treasury, corporate notes, and other .......................................      230,432            206,631
                                                                                        -----------        -----------
           Total securities available-for-sale .......................................      424,120            401,640
  Securities held-to-maturity ........................................................          100                100
                                                                                        -----------        -----------
           Total securities ..........................................................      424,220            401,740
Loans:
  Loans -- net of unearned discount of $34,411,000 in 1995 and
  $18,619,000 in 1994 (Note 2) .......................................................    1,264,488          1,276,683
  Reserve for possible loan losses (Notes 2 and 3) ...................................      (61,846)           (64,088)
                                                                                        -----------        -----------
           Total loans, net ..........................................................    1,202,642          1,212,595
Premises, furniture and equipment, net ...............................................       31,725             32,403
Intangible assets, net ...............................................................        4,941              6,445
Other real estate owned, net (Note 2) ................................................        4,861              9,958
Other assets .........................................................................       39,927             37,012
                                                                                        -----------        -----------
           Total assets ..............................................................  $ 1,888,498        $ 1,803,232
                                                                                        ===========        ===========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
  Demand:
    Noninterest-bearing ..............................................................  $   340,115        $   371,716
    Interest-bearing .................................................................      164,595            168,434
  Savings:
    Money market .....................................................................      227,824            271,898
    Other ............................................................................      247,228            285,350
  Time:
    Certificates of deposit over $100,000 ............................................       97,637             79,373
    Other ............................................................................      414,423            314,035
                                                                                        -----------         ----------
           Total deposits ............................................................    1,491,822          1,490,806
Short-term borrowings ................................................................      203,635            158,989
Other borrowings .....................................................................        4,321              9,964
Other liabilities ....................................................................       23,414             10,839
                                                                                        -----------         ----------
           Total liabilities .........................................................    1,723,192          1,670,598
Commitments and contingencies (Note 4)
Stockholders' investment (Note 5):
  Preferred stock $1 par value; Authorized -- 4,000,000 shares; Outstanding -- none
  Common stock $.625 par value; Authorized -- 30,000,000 shares;
    Outstanding -- 17,701,839 and 17,614,792 shares in 1995 and 1994, respectively....       11,064             11,009
  Additional paid-in capital .........................................................       72,679             72,129
  Retained earnings ..................................................................       83,642             73,183
  Unrealized loss on securities available-for-sale, net of tax .......................       (2,451)           (23,601)
  Deferred compensation and other ....................................................          372                (86)
                                                                                        -----------        -----------
           Total stockholders' investment ............................................      165,306            132,634
                                                                                        -----------        -----------
           Total liabilities and stockholders' investment ............................  $ 1,888,498        $ 1,803,232
                                                                                        ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                          THREE MONTHS                   NINE MONTHS
                                                                             ENDED                          ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       -------------------           -------------------
                                                                       1995           1994           1995           1994
                                                                       ----           ----           ----           ----
                                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest income:
  Interest and fees on loans ..................................    $    29,871    $    26,369    $    88,979    $    76,098
  Interest and dividends on securities:
    Taxable ...................................................          6,010          6,642         18,191         20,780
    Non-taxable ...............................................             48             54            156            159
    Dividends .................................................            115             41            274            120
  Interest on excess funds and other ..........................          1,582            365          2,415            917
                                                                   -----------    -----------    -----------    -----------
          Total interest income ...............................         37,626         33,471        110,015         98,074
                                                                   -----------    -----------    -----------    -----------
Interest expense:
  Interest on deposits ........................................         11,251          7,926         31,390         24,582
  Interest on short-term borrowings ...........................          2,554          1,635          6,356          4,494
  Interest on other borrowings ................................            116            245            478            849
                                                                   -----------    -----------    -----------    -----------
          Total interest expense ..............................         13,921          9,806         38,224         29,925
                                                                   -----------    -----------    -----------    -----------
  Net interest income .........................................         23,705         23,665         71,791         68,149
Provision for possible loan losses (Note 2) ...................          2,790          7,223         11,290         19,480
                                                                   -----------    -----------    -----------    -----------
  Net interest income after provision for possible loan losses          20,915         16,442         60,501         48,669
                                                                   -----------    -----------    -----------    -----------

Noninterest income:
  Asset management fees .......................................          3,306          3,383         10,048         11,079
  Corporate services income ...................................          2,046          2,017          6,192          5,936
  Service charges on deposit accounts .........................          1,096          1,235          3,536          3,702
  Gain on sale of securities, net .............................            340            504          1,786          1,022
  Other .......................................................            295            439          1,238          1,355
                                                                   -----------    -----------    -----------    -----------
          Total noninterest income ............................          7,083          7,578         22,800         23,094
                                                                   -----------    -----------    -----------    -----------

Noninterest expense:
  Salary and employee benefits ................................         11,237         11,468         33,141         31,910
  Net occupancy expense .......................................          1,937          1,985          5,671          5,925
  Foreclosed asset and workout expense (Note 2) ...............          1,183          1,804          4,653          5,717
  Credit card processing expense ..............................          1,069            981          3,172          2,815
  Deposit insurance assessment ................................            401          1,174          2,446          3,522
  Other .......................................................          5,460          5,105         17,485         17,017
                                                                   -----------    -----------    -----------    -----------
          Total noninterest expense ...........................         21,287         22,517         66,568         66,906
                                                                   -----------    -----------    -----------    -----------
Income before income taxes ....................................          6,711          1,503         16,733          4,857
  Income tax provision ........................................          2,566            447          6,274          1,475
                                                                   -----------    -----------    -----------    -----------
          Net income ..........................................    $     4,145    $     1,056    $    10,459    $     3,382
                                                                   ===========    ===========    ===========    ===========

Per share data:
  Net income (Note 5) .........................................    $       .23    $       .06    $       .58    $       .19
  Cash dividends declared .....................................             --             --             --             --
Weighted average number of common shares (Note 5) .............     18,155,828     17,805,079     18,029,892     17,814,670



The accompanying notes are an integral part of these consolidated financial statements.


                                                           UST CORP.
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                                          (UNAUDITED)


                                                        COMMON STOCK         ADDITIONAL              UNREALIZED        DEFERRED
                                                        ------------          PAID-IN    RETAINED    GAIN/(LOSS)     COMPENSATION
                                                      SHARES     AMOUNT       CAPITAL    EARNINGS   ON SECURITIES      AND OTHER
                                                      ------     ------      ----------  --------   -------------    ------------
                                                                             (DOLLARS AND SHARES IN THOUSANDS)

Balance December 31, 1993.........................    17,305     $10,815      $69,694    $68,437       $  3,335          $538

Net income........................................                                         3,382

Stock option exercises and stock issued under
 restricted stock plans...........................       177         111        1,119

Change from unrealized gain to loss on
 securities available-for-sale, net of tax........                                                      (21,024)

Activity in Directors Deferred
 Compensation  Program and Other, net.............                                                                        (67)
                                                      ------     -------      -------    -------       --------          ----

Balance September 30, 1994........................    17,482     $10,926      $70,813    $71,819       $(17,689)         $471
                                                      ======     =======      =======    =======       ========          ====


Balance December 31, 1994.........................    17,615     $11,009      $72,129    $73,183       $(23,601)         $(86)

Net income........................................                                        10,459

Stock option exercises and stock issued under
restricted stock plans............................        87          55          550

Decrease in unrealized loss on securities
available-for-sale, net of tax....................                                                       21,150

Activity in Directors Deferred
Compensation Program and Other, net...............                                                                        458
                                                      ------     -------      -------    -------       --------          ----
Balance September 30, 1995........................    17,702     $11,064      $72,679    $83,642       $ (2,451)         $372
                                                      ======     =======      =======    =======       ========          ====



The accompanying notes are an integral part of these consolidated financial statements.


                                                   UST CORP.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                                                                      NINE MONTHS
                                                                                                  ENDED SEPTEMBER 30,
                                                                                              ---------------------------
                                                                                                 1995             1994
                                                                                                 ----             ----
                                                                                                 (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income ..........................................................................       $  10,459        $   3,382
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses ................................................          11,290           19,480
    Depreciation and amortization .....................................................           4,025            3,485
    Amortization of gain on sale/leaseback ............................................            (288)            (288)
    Amortization of security premiums, net ............................................             416              551
    Gain on sale of securities, net ...................................................          (1,786)          (1,022)
    Gain on sale of other real estate owned, net ......................................            (320)            (483)
    Writedowns of other real estate owned .............................................           1,350            2,014
    Deferred income tax (expense) benefit .............................................            (669)           3,785
    Increase in accruals and other, net ...............................................           7,269           13,524
                                                                                              ---------        ---------
          Net cash provided by operating activities ...................................          31,746           44,428
Cash flows (used) provided by investing activities:
  Proceeds from sales of securities available-for-sale ................................          49,179           51,390
  Proceeds from maturities of securities available-for-sale ...........................          17,947          114,581
  Purchases of securities available-for-sale ..........................................         (63,202)        (127,272)
  Purchases of securities held-to-maturity ............................................                             (100)
  Net (increase) decrease in short-term investments ...................................         (80,000)          80,483
  Net (increase) decrease in loans ....................................................          (5,364)          64,325
  Proceeds from sales of other real estate owned ......................................           8,094            5,109
  Purchases of premises and equipment .................................................          (1,841)          (2,113)
                                                                                              ---------        ---------
          Net cash (used) provided by investing activities ............................         (75,187)         186,403
Cash flows provided (used) by financing activities:
  Net decrease in nontime deposits ....................................................        (117,636)        (106,369)
  Net increase (decrease) in certificates of deposit ..................................         118,652          (66,660)
  Net increase (decrease) in proceeds on short-term borrowings ........................          44,646          (56,965)
  Net payments on other borrowings ....................................................          (5,643)          (4,143)
  Issuance of common stock for cash, net ..............................................             525              680
                                                                                              ---------        ---------
          Net cash provided (used) by financing activities ............................          40,544         (233,457)
                                                                                              ---------        ---------
  Decrease in cash and cash equivalents ...............................................          (2,897)          (2,626)
  Cash and cash equivalents at beginning of year ......................................          93,079           90,198
                                                                                              ---------        ---------
  Cash and cash equivalents at end of period ..........................................       $  90,182        $  87,572
                                                                                              =========        =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:

    Interest ..........................................................................       $  37,566        $  29,899
                                                                                              ---------        ---------
    Income taxes ......................................................................       $   6,643        $   2,144
Noncash transactions:                                                                         ---------        ---------

  Transfers from other assets to securities available-for-sale ........................       $     301        $     300
                                                                                              ---------        ---------
  Transfers from loans to other real estate owned, net ................................       $   4,592        $   5,130
                                                                                              ---------        ---------
  Financed other real estate owned sales ..............................................       $     565        $   4,887
                                                                                              ---------        ---------
  Common stock issuance ...............................................................       $      80        $     550
                                                                                              ---------        ---------

The accompanying notes are an integral part of these consolidated financial statements

                                   UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: The consolidated financial statements of UST Corp. and its subsidiaries ("the Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified to conform to current classifications. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. All such adjustments were of a normal recurring nature, except as disclosed herein. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The results of operations for the three- and nine-month periods ended September 30, 1995 are not necessarily indicative of the results of operations for the full year or any other interim period.

NOTE 2: The Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") as amended, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. As a result, loans previously characterized as in-substance foreclosures are now reported with loans instead of other real estate owned. Furthermore, the valuation reserve associated with such in-substance foreclosures is now included as part of the reserve for possible loan losses. Prior period balances have been reclassified to reflect the loans, other real estate owned, loan loss provision and in-substance foreclosure writedown expense on a basis comparable to the classification that would have been used under SFAS No. 114. There was no effect on current or previously reported net income of the Company as a result of the adoption of this Statement. See "Credit Quality--Impaired Loans" in Management's Discussion and Analysis of Financial Condition and Results of Operations herein for further information.

NOTE 3: Analysis of the reserve for possible loan losses for the nine months ended September 30, 1995, and 1994 is as follows:


                                                                       1995            1994
                                                                       ----            ----
                                                                      (DOLLARS IN THOUSANDS)

                    Balance at beginning of period ..............    $ 64,088        $ 64,465
                    Chargeoffs/transfers ........................     (20,254)        (22,886)
                    Recoveries on loans previously charged-off          6,722           3,184
                                                                     --------        --------
                    Net chargeoffs/transfers ....................     (13,532)        (19,702)
                    Provided from operations ....................      11,290          19,480
                                                                     --------        --------
                    Balance at end of period ....................    $ 61,846        $ 64,243
                                                                     ========        ========


           The reserve for possible loan losses is determined based on a consistent, systematic method which analyzes the size and risk of the loan portfolio on a monthly basis. See "Credit Quality and Reserve for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

                                   UST CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (Continued)




NOTE 4: At September 30, 1995, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                              CONTRACT OR NOTIONAL AMOUNT
                                                              ---------------------------
                                                                 (DOLLARS IN THOUSANDS)
        Commitments to extend credit.......................              $303,000
        Standby letters of credit and
         financial guarantees written......................                57,000
        Commercial letters of credit.......................                 4,000
        Foreign exchange contracts.........................                   400


NOTE 5: Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive stock options computed under the treasury stock method. Average dilutive common stock equivalents totaled 457,643 and 358,712 for the three- and nine-month periods ended September 30, 1995, respectively, and 387,253 and 448,096 for the three- and nine-month periods ended September 30, 1994, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   FINANCIAL CONDITION AT SEPTEMBER 30, 1995

INTRODUCTION

       The operating results for the quarter ended September 30, 1995 are highlighted by a continued improvement in earnings and further progress in the resolution of problem assets. Substandard loans, as determined by the Company's internal risk rating system, peaked at $265 million at December 31, 1993, following a recessionary period in the local economy. Such loans have been reduced for the seventh consecutive quarter to $80 million at September 30, 1995. This reflects a reduction of 70 percent or $185 million, since December 1993 and 14 percent or $13 million, during the current quarter. Nonperforming assets, consisting of substandard nonaccrual loans, restructured loans, accruing loans greater than 90 days past due and other real estate owned have followed a similar trend and were reduced $12 million during the current quarter and $42 million during the first nine months of this year to $45 million. The Company strategy, originally adopted in 1993 to reduce aggressively the level of problem assets, will continue into the fourth quarter of this year. The Company continues to evaluate the feasibility of bulk sales of portions of these assets with the goal of concluding this initiative in the near term. See "Credit Quality and Reserve for Possible Loan Losses" herein for a further discussion.

       The Company's reduction of problem assets has directly benefited the earnings results for the quarter and first nine months of this year through a lower provision for possible loan losses and decreased foreclosed asset and workout expense. These credit cost reductions when combined with a strong net interest margin and the Company's initiatives to reduce noninterest expense and improve efficiency resulted in net income for the quarter ended September 30, 1995 of $4.1 million, or $.23 per share, a substantial increase over net income of $1.1 million, or $.06 per share, for the corresponding period a year ago. For the first nine months earnings also increased from $3.4 million, or $.19 per share, last year to $10.5 million, or $.58 per share this year.

       This discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Certain amounts reported for prior periods have been reclassified to conform with the 1995 presentation.

ASSETS

       Total assets at September 30, 1995 were $1.89 billion, an increase of $86 million from December 31, 1994. Excess funds sold to other banks increased $80 million since year end reflecting an increase in short-term borrowings of $45 million, and net cash provided by operating activity of $32 million. Total loans, excluding the maturity of $10.5 million in commercial paper originally purchased in the second quarter, decreased $13.9 million during the third quarter to $1.26 billion. The third quarter decrease compares with a second quarter increase of $12 million, a decrease of $10.3 million during the first quarter and a decrease of $72.2 million for the twelve months ended December 31, 1994.

       The following table presents the composition of the loan portfolio:

                                           SEPTEMBER 30,    JUNE 30,          MARCH 31,         DECEMBER 31,      DECEMBER 31,
                                              1995            1995              1995                1994              1993
                                           -------------    --------          ---------         ------------      ------------
                                                                        (DOLLARS IN THOUSANDS)
Commercial and financial............        $  652,103     $  685,525        $  677,042          $  705,075        $  760,446

Commercial real estate:
  Construction......................            15,170         14,164            14,556              13,109            35,295
  Developer, investor and land......           220,887        242,587           253,963             265,624           321,965


Consumer:
  Residential mortgage..............            87,270         89,677            91,146              90,643            85,889
  Home equity.......................            69,549         70,509            68,227              64,068            63,188
  Indirect automobile installment...           170,047        139,165           114,332              90,255            31,848
  Other consumer....................            22,887         20,787            20,887              21,964            23,944

Lease financing.....................            26,575         26,459            26,249              25,945            26,348
                                            ----------     ----------        ----------          ----------        ----------
        Total loans                         $1,264,488     $1,288,873        $1,266,402          $1,276,683        $1,348,923
                                            ==========     ==========        ==========          ==========        ==========

       The Company's commercial and real estate loan portfolios have been experiencing a decline due to the combination of normal amortization and the outflow of problem loans through collection, chargeoff or third-party refinancing. In addition, increased competition for the small-to-middle market credits has affected new loan growth. The Company, however, has experienced a significant growth in its indirect automobile loan portfolio as a result of increased marketing efforts supported by the automation of this business unit's operations. Indirect automobile loans increased 22 percent, or $30.9 million, for the quarter ended September 30, 1995 and 88 percent, or $79.8 million, for the nine-month period. The 1995 increase in indirect automobile loans follows growth of 183 percent, or $58.4 million, during the year ended December 31, 1994.

       Securities increased $22.5 million from $401.7 million at year end to $424.2 million at September 30, 1995. The increase is due primarily to the reduction in gross unrealized loss on securities available-for-sale of $24.7 million. As the result of sluggish loan demand, sales and maturities of U. S. Treasury and mortgage-backed securities were offset by the third quarter purchase of asset-backed securities.

       At September 30, 1995, the Company's securities portfolio consisted of $424.1 million of securities available-for-sale reported at fair value and $.1 million of securities held-to-maturity reported at amortized cost consistent with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"). Securities available-for-sale are reported net of gross unrealized losses of $4.3 million at September 30, 1995 compared with $29.0 million at December 31, 1994. This reduction in gross unrealized loss on securities available-for-sale of $24.7 million primarily reflects the improvement in bond prices in the first half of this year. The upward trend experienced this year compares with the sharp decline in bond prices in 1994 due to the rapid rise in interest rates.

       The decrease in the unrealized loss on securities available-for-sale also had the positive effect of increasing stockholders' investment by $21.2 million since the beginning of the year. The unrealized loss recorded as part of stockholders' investment decreased from $23.6 million, net of a $5.4 million deferred tax benefit at December 31, 1994, to $2.5 million, net of a $1.8 million deferred tax benefit at September 30, 1995.

LIQUIDITY AND FUNDING

       Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through amortization, maturity or sale of an entity's assets such as loans and securities, liability sources such as increased deposits and purchased or borrowed funds, and access to the capital markets. The Company's securities portfolio is currently classified almost entirely as available-for-sale, which provides the flexibility to sell certain securities based upon changes in economic or market conditions, interest rate risk and the Company's financial position and liquidity. A nominal volume of fixed and variable rate residential mortgage loans are sold to investors as they are originated.

       At September 30, 1995, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $322 million, or 17 percent of total assets, a $63 million increase from December 31, 1994.

       The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term borrowings. Total deposits increased $1.0 million to $1.49 billion since December 31, 1994. Savings deposits decreased $82.2 million while time deposits increased $118.7 million as investors were attracted to the Company's more aggressive certificate of deposit pricing earlier in the year. Demand deposits decreased $35.4 million since the beginning of the year.

       As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $2.9 million during the nine-month period ended September 30, 1995. Cash provided by operations resulted largely from net interest income from loans and securities, less the net difference of noninterest expense over noninterest income. Cash used by investing activities was due principally to the net increases in short-term investments. Cash provided by financing activities was primarily the result of increases in short-term borrowings and certificates of deposit, partially offset by decreases in nontime deposits and payments on other borrowings.

       At September 30, 1995, the parent company had $1.1 million in cash and due from banks and $7.5 million in certificates of deposit compared with $2.3 million in cash and due from banks and $16 million in U.S. Treasury securities at December 31, 1994. For the nine months ended September 30, 1995, the Company received $1.0 million in dividends from United States Trust Company ("USTC"), a Massachusetts-based subsidiary. During the same period the Company contributed as capital $1.0 million to UST Bank/Connecticut ("UST/Conn"), a Connecticut-based banking subsidiary and $6.5 million to JSA Financial Corp. ("JSA"), a nonbanking subsidiary of the Company specializing in the liquidation of problem assets. This capital contribution to JSA facilitated the purchase of $5.1 million in problem assets from UST/Conn and provided JSA with additional operating capital.

INTEREST RATE RISK

       Volatility in interest rates requires the Company to manage interest rate risk which arises from differences in the timing of repricing of assets and liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive ("positive GAP") and in time frames with more liabilities repricing than assets it is liability sensitive ("negative GAP"). Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity, presently equal to approximately 22 percent of total assets. The Company manages its interest rate GAP primarily by lengthening or shortening the maturity structure of its securities portfolio.

       The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate. As interest rates rose during the first quarter of 1995, before leveling off in the second quarter, the prime rate and, therefore, the Company's yield on earning assets increased faster than the rate paid on interest-bearing liabilities.

       The following table summarizes the Company's GAP position at September 30, 1995. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing demand deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for demand deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At September 30, 1995, the one-year cumulative GAP position was positive at $23 million, or approximately 1 percent of total assets.


                                                                              INTEREST SENSITIVE PERIODS
                                                              ---------------------------------------------------------
                                                       0 - 30 DAY       31-90 DAY       91-365 DAY    OVER 1 YEAR      TOTAL
                                                       ----------       ---------       ----------    -----------      -----
                                                                                  (DOLLARS IN MILLIONS)
Loans, net of reserve.........................            $  718          $   31           $  103        $  351       $1,203
Excess funds sold.............................                90                                                          90
Securities....................................                 2               7               55           360          424
Other assets..................................                 6               2                1           162          171
                                                          ------          ------           ------        ------       ------
       Total assets...........................            $  816          $   40           $  159        $  873       $1,888
                                                          ------          ------           ------        ------       ------

Interest-bearing deposits.....................            $  445          $   51           $  286        $  370       $1,152
Borrowed funds................................               204                                4                        208
Noninterest-bearing demand deposits...........                                                              340          340
Other liabilities and stockholders' equity....                 2                                            186          188
                                                          ------          ------           ------        ------       ------
       Total liabilities and equity...........            $  651          $   51           $  290        $  896       $1,888
                                                          ------          ------           ------        ------       ======

GAP for period................................            $  165          $  (11)          $ (131)       $  (23)
                                                          ======          ======           ======        ======
Cumulative GAP................................                            $  154           $   23        $    0
                                                                          ======           ======        ======

As a percent of total assets..................              8.74%           8.16%            1.22%


CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

       The Company maintains a reserve for possible loan losses to absorb future chargeoffs of loans and leases in the existing portfolio. The reserve is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against the reserve. Recoveries on amounts previously charged-off are added to the reserve when collected. Adequacy of the reserve for possible loan losses is determined using a consistent, systematic methodology which analyzes the size and risk of the loan and lease portfolio on a monthly basis. Factors in this analysis include historical loss experience and asset quality, as reflected by delinquency trends, nonaccrual and restructured loans and the Company's credit risk rating profile. The Company's credit risk rating profile uses categories of risk based on those currently utilized by its primary regulators. Accuracy of assigned ratings is monitored by an ongoing evaluation by the Company's Loan Review Department. Consideration is also given to the current and expected economic conditions and in particular how such conditions affect the types of credits in the portfolio and the market area in general. This analysis is documented monthly using a combination of numerical, statistical and qualitative analysis (including sensitivity tests) and a written conclusion addressing the rationale supporting the adequacy of the reserve.

       At September 30, 1995 substandard loans were $80 million compared with $94 million at the beginning of the quarter and $126 million at December 31, 1994. Loans reported as substandard include loans classified as Substandard or Doubtful, as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

       As of September 30, 1995, approximately 60 percent of loans classified as Substandard or Doubtful were collateralized with real estate, and the remainder were collateralized with accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 55 percent were collateralized by commercial real estate development, approximately 30 percent by owner-occupied commercial properties and approximately 10 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.

       The following table displays the Company's total nonperforming assets and measures performance regarding key indicators of asset quality:


                                                      SEPTEMBER 30,      JUNE 30,     MARCH 31,     DECEMBER 31,     SEPTEMBER 30,
                                                          1995             1995         1995           1994               1994
                                                      -------------      --------     ---------     ------------     -------------

                                                                                     (DOLLARS IN THOUSANDS)
Nonperforming assets:
  Nonaccrual loans*................................         $32,808       $38,170      $44,595           $59,944          $ 84,442
  Accruing loans 90 days or more past due..........           1,021         1,576          478             1,409             1,189
  Other real estate owned (OREO), net*.............           4,861         8,822        9,990             9,958             4,875
  Restructured loans...............................           6,095         8,265        9,251            15,757            17,701
                                                            -------       -------      -------           -------          --------
Total nonperforming assets.........................         $44,785       $56,833      $64,314           $87,068          $108,207
                                                            =======       =======      =======           =======          ========

Reserve for possible loan losses*..................         $61,846       $61,439      $61,842           $64,088          $ 64,243
Net chargeoffs for the quarter*....................         $ 2,383       $ 4,073      $ 7,076           $ 4,956          $  5,514
OREO reserve*......................................         $ 1,361       $ 1,257      $ 1,473           $ 1,044          $  1,552

Ratios:*
  Reserve to nonaccrual loans......................           188.5%        161.0%       138.7%            106.9%             76.1%
  Reserve to total of nonaccrual loans,
    accruing loans 90 days or more past due, and
    restructured loans.............................           154.9%        128.0%       113.8%             83.1%             62.2%
  Reserve to period-end loans......................             4.9%          4.8%         4.9%              5.0%              5.1%
  Nonaccrual loans and accruing loans over
    90 days past due to period-end loans...........             2.7%          3.1%         3.6%              4.8%              6.8%
  Nonperforming assets to period-end loans
    and OREO.......................................             3.5%          4.4%         5.0%              6.8%              8.5%
  Annualized net chargeoffs to average loans                     .8%          1.3%         2.2%              1.6%              1.7%
  OREO reserve to OREO.............................            21.9%         12.5%        12.9%              9.5%             24.1%


  * Balances and ratios for 1994 reflect the reclassification of in-substance foreclosure related amounts consistent with SFAS No. 114. See "Credit Quality--Impaired Loans" for a further discussion.

       Total nonperforming assets, led by declines in nonaccrual loans and other real estate owned (OREO), decreased $12.0 million during the quarter ended September 30, 1995 and $42.3 million since the beginning of the year to $44.8 million. The decreased level of nonperforming assets contributed to lower loan loss provisions, lower foreclosed asset and workout expense, and a decline in chargeoff activity. Net chargeoffs in the third quarter of

1995 were $2.4 million, the lowest quarterly activity level recorded by the Company over the last three years. The reduction of nonperforming assets is expected to continue. In order to further accelerate the process, the Company continues to consider such alternatives as bulk sales of portions of these assets.

       The reserve for possible loan losses has remained relatively level throughout 1994 and 1995 and is $61.8 million at September 30, 1995. The ratio of reserve coverage to nonaccrual loans has steadily strengthened and is almost double the amount of nonaccrual loans at 189 percent on September 30, 1995. This compares favorably with 76 percent a year ago, 107 percent at year-end 1994 and 161 percent at June 30, 1995.


CREDIT QUALITY - IMPAIRED LOANS

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

       Loans recognized by the Company as nonaccrual and restructured represent "impaired loans" as defined in SFAS No. 114. At September 30, 1995, total impaired loans were $38.9 million, comprised of $1.9 million that required reserves of $.4 million and $37.0 million that did not require a related reserve since there was no impairment as measured by the Statement's provisions. The reserve for possible loan losses has not required an additional loan loss provision as a result of the adoption of this Statement. The methodology used in the required reserve calculation utilized the fair value of collateral. The Company's methods for recognition of interest income on impaired loans has remained unchanged by the adoption of SFAS No. 114 and its amendment.

       SFAS No. 114 also requires that in-substance foreclosures be reported as part of loans and the in-substance foreclosure valuation reserve be included in the reserve for possible loan losses. The effect at January 1, 1995, the date of adoption of SFAS No. 114, on the Company's balance sheet was an increase to loans of $10.6 million, an increase to the reserve for possible loan losses of $2.1 million and a decrease in other real estate owned of $8.5 million. In addition, prior period balances have been reclassified to reflect loans, OREO, reserve for possible loan losses, loan loss provision and in-substance foreclosure writedown expense on a basis comparable to the classification that would have been used under SFAS No. 114. There was no effect on net income of the Company as a result of the adoption of this Statement.

CAPITAL

       There are three capital requirements which banks and bank holding companies must meet. Two requirements take into consideration risks inherent in assets for both on-balance and off-balance sheet items on a risk weighted basis ("risk-based assets"). Risk weightings are as determined by banking regulators for the industry as a whole. Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital, as defined in the regulations, divided by risk-based assets) of 4 percent and 8 percent, respectively. Tier 1 capital is essentially shareholders' investment, net of intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of intangibles. All but the most highly-rated banks are required to maintain a minimum of 4 percent. The Company has not been notified of a specific requirement above the minimum.

       At September 30, 1995 and December 31, 1994, the Company's consolidated risk-based assets were $1.58 billion and $1.52 billion, respectively. The capital ratios and regulatory minimum requirements applicable to the Company were:

                                                    SEPTEMBER 30, 1995          DECEMBER 31, 1994
                                                   --------------------       --------------------
                                                   AMOUNT       PERCENT       AMOUNT       PERCENT
                                                   ------       -------       ------       -------
                                                              (DOLLARS IN MILLIONS)
Tier 1 capital:
      Actual.............................          $161.7        10.24%       $149.7         9.82%
      Minimum required...................          $ 63.2         4.00%       $ 61.0         4.00%
Total (Tier 1 and Tier 2) capital:
      Actual.............................          $181.5        11.80%       $169.5        11.45%
      Minimum required...................          $123.0         8.00%       $118.5         8.00%
Tier 1 leverage capital:.................          $161.7         8.73%       $149.7         8.27%

       Capital ratios have been calculated consistent with regulatory policy which excludes the impact of unrealized gain/loss on securities available-for-sale. However, as required, any net unrealized loss on marketable equity securities has been deducted from Tier 1 capital. The Company and each of its subsidiary banks are currently in compliance with their respective capital requirements.

       For the nine months ended, September 30, 1995, the Company did not declare or pay dividends to stockholders; however, the Company did receive dividends of $1.0 million from USTC. During the same period the Company contributed as capital to its subsidiaries as follows: $1.0 million to UST/Conn and $6.5 million to JSA Financial Corp.

FORMER AGREEMENTS WITH BANK REGULATORY AGENCIES

       On July 21, 1995, the Company was released from the terms of its Written Agreement originally entered into on August 3, 1992, by the Federal Reserve Bank of Boston ("FRB-Boston") and the Office of the Massachusetts Commissioner of Banks ("Massachusetts Commissioner"). In conjunction with the Agreement termination, the Company has agreed to provide the FRB-Boston with written notification fifteen business days prior to the declaration of dividends to stockholders. For a discussion of the of the Agreement which is no longer in effect, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

       In June 1995, the Company's Massachusetts-based and largest subsidiary bank, USTrust, was released by the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Commissioner from the terms of its Cease and Desist Order, originally issued in January 1992. In conjunction with the release of the Order, USTrust's Board of Directors adopted a resolution pursuant to which USTrust agreed, among other matters: (i) to continue to maintain a Tier 1 leverage capital ratio of at least 6 percent; (ii) not to pay a dividend which would cause the Bank's Tier 1 leverage capital ratio to fall below 6 percent; (iii) to continue to implement plans to reduce nonperforming assets and the aggregate level of insider loans; and (iv) to provide a quarterly progress report to the FDIC and the Massachusetts Commissioner. For a discussion of the Order which is no longer in effect, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The Company's second Massachusetts-based banking subsidiary, USTC, was released from a similar Order over a year ago, and has also agreed not to declare or pay dividends should the effect of the payment of such dividends cause USTC's Tier 1 leverage capital ratio to fall below 6 percent. On September 14, 1995, UST/Conn was released by the Commissioner of Banks for the State of Connecticut from the terms of its Stipulation and Agreement, originally issued in June 1991. For a discussion of the Agreement which is no longer in effect, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. At September 30, 1995 the Tier 1 leverage capital ratios for USTrust, USTC and UST/Conn were
7.78 percent, 49.98 percent and 8.10 percent, respectively.  These compare with
7.55 percent, 39.46 percent and 6.40 percent, respectively, at December 31, 1994.

STOCK PURCHASE RIGHTS PLAN

       On September 22, 1995, the Company declared a special dividend distribution of one preferred share purchase right for each outstanding share of the Company's common stock. This dividend was distributed on October 6, 1995 to stockholders of record as of the close of business on that date.

       The rights will become exercisable only if a person or group (i) acquires 15 percent or more of the Company's common stock, (ii) announces a tender offer that would result in ownership of 15 percent or more of the common stock, or
(iii) is declared to be an "Adverse Person" by the Company's Board of Directors. "Adverse Person" includes any person or group who owns at least 10 percent of the Company's common stock and attempts an action that would adversely impact the Company. Each right would entitle a stockholder to buy 1/100th of a share of a new series of junior participating preferred stock.

       Once a person or group has acquired 15 percent or more of the outstanding common stock of the Company or is declared an "Adverse Person" by the Company's Board of Directors, each right may entitle its holder (other than the acquiring person or Adverse Person) to purchase, at an exercise price of $40, shares of common stock of the Company (or any organization that acquires the Company) at a price equal to 50 percent of their current market price. Under certain circumstances, the Continuing Directors (as defined in the rights plan) may exchange the rights for common stock (or equivalent securities) on a one-for-one basis excluding rights held by the acquiring person or Adverse Person.

       Until declaration of an Adverse Person, or ten days after public announcement that any person or group has acquired 15 percent or more of the Company's common stock, the rights are redeemable at the option of the Company's Board of Directors, in certain cases with the concurrence of the Continuing Directors. Thereafter, they may be redeemed by the Continuing Directors in connection with certain acquisitions not involving any acquiring person or Adverse Person or in certain circumstances following a disposition of shares by the acquiring person or Adverse Person. The redemption price is $.001 per right. The rights will expire on October 6, 2005, unless redeemed prior to that date. Distribution of the rights is not taxable to stockholders.

       The purpose of the rights plan is to assist the Board of Directors in ensuring that all of the Company's stockholders are treated fairly in any unsolicited merger or other acquisition. The adoption of the rights plan was not triggered by any attempt to acquire the Company. In fact, most New England bank holding companies of the Company's size have similar rights plans in effect.

STOCK REPURCHASE PROGRAM

       Subsequent to the end of the quarter, on October 17, 1995, the Company's Board of Directors approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to 500,000 shares, which was approximately 2.8 percent of the Company's common stock outstanding on the date of authorization. The stock buyback is authorized to take place from time to time, subject to prevailing market conditions. Purchases may be made on the open market or in privately negotiated transactions. As of the date of this Quarterly Report, there are approximately 18 million shares of the Company's common stock outstanding.

DEPOSIT INSURANCE

       On August 8, 1995, the FDIC voted to reduce insurance premiums paid to the Bank Insurance Fund ("BIF") by the best managed and capitalized banks to 4 cents per $100 of deposits from the current rate of 23 cents per $100 of deposits. Premiums for savings and loan associations ("Thrifts") insured by the Savings Association Insurance Fund ("SAIF") will remain unchanged, ranging from 23 cents for the best managed and capitalized Thrifts to 31 cents per $100 of deposits for those institutions which present a higher risk to the insurance fund. In 1990, the Company purchased the deposits of a failed Thrift institution. Accordingly, the Company's deposit insurance premiums reflect a combination of SAIF and BIF assessments. The Company received a $700 thousand rebate of deposit insurance premiums during the quarter as a result of the aforementioned action to reduce premium rates on insured deposits.

       Proposed Federal legislation may result in a one-time assessment on Thrift deposits that would supplement the weaker Thrift deposit insurance fund followed by a merger of SAIF and BIF. The amount of such a one-time assessment cannot be determined at this time but could have a material impact on the operating results of the Company. In the event of such one-time assessment, it is expected that a lower premium rate would be assessed on all deposits in subsequent periods.

                             RESULTS OF OPERATIONS


COMPARISON OF 1995 WITH 1994

       The Company reported net income of $4.1 million, or $.23 per share, for the third quarter and $10.5 million, or $.58 per share, for the first nine months of 1995. This compares with net income of $1.1 million, or $.06 per share, and $3.4 million, or $.19 per share, for the same periods in 1994. The strong improvement in earnings was the direct result of reductions in the provision for possible loan losses of $4.4 million in the third quarter and $8.2 million for the first nine months of 1995. In addition, lower foreclosed asset and workout expense contributed to higher earnings for both the third quarter and nine months ended September 30, 1995. The nine-month period also benefited from a higher net interest margin.


NET INTEREST INCOME ANALYSIS

       The Company's net interest income on a fully taxable equivalent basis was $24.0 million in the third quarter, slightly higher than $23.9 million reported last year. For the first nine months of 1995, net interest income on a fully taxable equivalent basis was $72.6 million compared with $68.9 million for the same period last year, an increase of $3.7 million. The increase reflects the steady rise in interest rate spread and margin during 1994 which continued into the first quarter of 1995. Partially offsetting the effect of a stronger spread and margin this year was a decline in the volume of earning assets and a shift by deposit customers from savings and money market accounts to higher yielding certificates of deposit earlier in the year.

       Interest rates moved downward in the third quarter following a plateau period in the second quarter and a rapid rise from early 1994 through the first quarter of this year. The result was a third quarter yield on earning assets of
8.52 percent which was below yields earned earlier this year, but 84 basis points above the 1994 third quarter yield of 7.68 percent. For the nine-month period, yield on earning assets improved 126 basis points from 7.36 percent last year to 8.62 percent in 1995. The cost of interest-bearing liabilities, which consists principally of deposits, was 4.11 percent this quarter and 3.91 percent for the first nine months compared with 2.93 percent and 2.87 percent for the corresponding periods in 1994. While the Company initially resisted increasing deposit rates in the rising interest rate environment of 1994, more aggressive deposit pricing was adopted in late 1994 and the first quarter of this year. In the second quarter of 1995, rates for new deposits leveled off as the Company moved to a less competitive pricing policy. However, the cost of deposits continued to increase as older certificates of deposit matured and repriced at the current higher rates. In the fourth quarter, while the cost of deposits is expected to continue to increase, it should be at a decreasing marginal rate.

       The third quarter interest rate spread and margin of 4.41 percent and
5.39 percent, respectively, are below the peak period results achieved in this year's first quarter of 5.05 percent and 5.92 percent, and have fallen to levels consistent with the third quarter of 1994 of 4.75 percent and 5.44 percent, respectively. The lower margin and spread reflect the recent decline in yields on earning assets and increase in cost of interest-bearing liabilities. The interest rate spread and margin for the nine-month period improved from a year ago from 4.50 percent and 5.13 percent, respectively, to 4.71 percent and 5.65 percent this year. The current year spreads and margins are at historically high levels which appeared to have peaked in the first quarter. The recent narrowing of spread and margin is a trend that is expected to moderate as the deposit mix and rates stabilize and the decline in yield on earning assets, particularly loans, subsides in response to level interest rates. The net effect from changes in rates this quarter as compared with the same period a year ago on net interest income was negligible. The net effect for the nine-month period was a favorable increase of $5.5 million.

         Average earning assets for the quarter were $1.76 billion compared to $1.74 billion for the same period last year. The increase in average earning assets was attributable to the net effect of decreased loans of $12 million, decreased securities of $42 million and an increase in lower yielding excess funds of $76 million. For the nine-month period, average earnings assets were $1.72 billion, or $75 million lower than the same period a year ago, reflecting declines in average loans of $26 million and securities of $76 million offset by an increase in excess funds of $27 million. Average interest-bearing liabilities increased $17 million from last year to $1.34 billion for the three-month period and decreased $87 million to $1.31 billion for the nine-month period. In addition, interest-bearing liabilities experienced a shift in average deposits of approximately $114 million for the three-month period and $56 million for the nine-month period from savings and money market deposits to higher cost certificates of deposit. The net effect from changes in volume of loans, deposits and other interest-bearing balances on net interest income was a nominal increase for the quarter and a decrease of $1.8 million for the nine months ended September 30 compared with last year.

       The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the quarter ended September 30, 1995 when compared with the quarter ended September 30, 1994. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                                                INCREASE (DECREASE) FROM
                                                                            QUARTER ENDED SEPTEMBER 30, 1994
                                                                            --------------------------------
                                                                                              AMOUNT DUE TO
                                                                                                CHANGES IN
                                                   QUARTER ENDED            TOTAL            ---------------
                                                 SEPTEMBER 30, 1995         CHANGE            VOLUME     RATE
                                                 ------------------         ------            ------     ----
                                                                          (DOLLARS IN THOUSANDS)
Interest income:
       Interest and fees on loans*.............       $30,066               $3,496           $ (255)   $3,751
       Interest and dividends on securities:
            Taxable............................         6,010                 (644)            (581)      (63)
            Non-taxable*.......................           238                  116              (70)      186
     Interest on excess funds and other........         1,582                1,217            1,084       133
                                                      -------               ------           ------    ------
         Total interest income*................        37,896                4,185              178     4,007
                                                      -------               ------           ------    ------

Interest expense:
       Interest on deposits....................        11,251                3,325               21     3,304
       Interest on short-term borrowings.......         2,554                  919              195       724
       Interest on other borrowings............           116                 (129)            (117)      (12)
                                                      -------               ------           ------    ------
         Total interest expense................        13,921                4,115               99     4,016
                                                      -------               ------           ------    ------
Net interest income............................       $23,975               $   70           $   79    $   (9)
                                                      =======               ======           ======    ======

---------------------

* Fully taxable equivalent at the Federal income tax rate of 35 percent in 1995 and 34 percent in 1994, and includes applicable State taxes, net of Federal benefit.  The tax equivalent adjustment on loans was $195 thousand and on non-taxable securities was $75 thousand for the quarter ended September 30, 1995.


       The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 1995 when compared with the nine months ended September 30, 1994. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                                               INCREASE (DECREASE) FROM
                                                                          NINE MONTHS ENDED SEPTEMBER 30, 1994
                                                                          ------------------------------------
                                                                                              AMOUNT DUE TO
                                                                                                CHANGES IN
                                                 NINE MONTHS ENDED           TOTAL            ---------------
                                                 SEPTEMBER 30, 1995         CHANGE            VOLUME     RATE
                                                 ------------------         ------            ------     ----
                                                                          (DOLLARS IN THOUSANDS)
Interest income:
       Interest and fees on loans*............        $ 89,551          $12,849            $(1,574)    $14,423
       Interest and dividends on securities:
            Taxable...........................          18,191           (2,625)            (3,351)        726
            Non-taxable*......................             633              276               (195)        471
     Interest on excess funds and other.......           2,415            1,498              1,121         377
                                                      --------          -------            -------     -------
         Total interest income*...............         110,790           11,998             (3,999)     15,997
                                                      --------          -------            -------     -------

Interest expense:
       Interest on deposits...................          31,390            6,808             (1,268)      8,076
       Interest on short-term borrowings......           6,356            1,862               (596)      2,458
       Interest on other borrowings...........             478             (371)              (348)        (23)
                                                      --------          -------            -------     -------
         Total interest expense...............          38,224            8,299             (2,212)     10,511
                                                      --------          -------            -------     -------
Net interest income...........................        $ 72,566          $ 3,699            $(1,787)    $ 5,486
                                                      ========          =======            =======     =======

---------------------
       * Fully taxable equivalent at the Federal income tax rate of 35 percent in 1995 and 34 percent in 1994, and includes applicable State taxes, net of Federal benefit. The tax equivalent adjustment on loans was $572 thousand and on non-taxable securities was $203 thousand for the nine months ended September 30, 1995.

NONINTEREST INCOME

       Noninterest income for the quarter declined $495 thousand from the same period last year to $7.1 million. This quarter reflects the gain on sale of equity investments held by a venture capital subsidiary of $335 thousand while the third quarter of last year included gains on sale of securities of $504 thousand. Also contributing to the decline in noninterest income were declines in asset management fees, deposit service fees and mutual fund fees.

       For the nine-month comparison noninterest income decreased $294 thousand to $22.8 million compared with the corresponding period in 1994. Asset management fees were lower in the first nine months of 1995 compared with the same period last year due to timing differences in the recognition of fee income in 1994. Partially offsetting the lower asset management fees was a $256 thousand increase in corporate services income and a $764 thousand increase in gain on sale of securities, principally equity investments.

NONINTEREST EXPENSE

       Total noninterest expense was reduced 5 percent, or $1.2 million, from the third quarter of 1994 to $21.3 million. For the nine-month comparison, noninterest expense decreased $338 thousand to $66.6 million. Contributing to the lower noninterest expense were declines in foreclosed asset and workout expense of $621 thousand for the quarter and $1.1 million for the nine-month period due to the lower level of problem assets compared with 1994. FDIC deposit insurance assessment decreased in both periods reflecting a $700 thousand rebate received during the quarter following action by the FDIC to reduce premium rates on insured deposits. See "Deposit Insurance" herein for a further discussion on FDIC deposit insurance premiums. Salary and employee benefits decreased $231 thousand in the third quarter due to severance-related costs recorded last year. For the nine-month period, salary and employee benefits increased $1.2 million reflecting the impact of increased asset management division revenue-sharing provisions (See below for a further discussion of the revenue-sharing provisions). The Company's efforts to consolidate banking facilities resulted in lower occupancy expense for both third quarter and nine-month period. Absent any unforeseen events, further declines in noninterest expense are expected in the fourth quarter and subsequent quarters as Company initiatives to improve operating efficiencies are realized and level of problem assets is reduced.

         In 1995, the Company and senior executives of USTC's Asset Management Division entered into employment agreements designed to maximize the profitability and grow the assets under management of the asset management business. The agreements are designed to increase the foregoing executives' participation in the value created in the asset management business and, in a change-in-control situation, increase the likelihood that a prospective purchaser will retain the services of the executives. Certain provisions of the agreements became effective July 1, 1994, and contain revenue-sharing provisions which permit the asset management division to use a specified percentage of its base revenues for the payment of expenses of the operation, including incentive compensation. The revenue-sharing provisions contained in this agreement are reflected in the three- and nine-month periods ended September 30, 1995 and the three-month period ended September 30, 1994.

       The major components of other noninterest expense were:

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                                  ------------------                   -----------------
                                                                  1995          1994                  1995           1994
                                                                  ----          ----                  ----           ----
       Furniture and equipment...............................    $   863       $  784               $ 2,597        $ 2,461
       Advertising and promotion.............................        542          444                 1,790          1,507
       Legal and consulting..................................        515          608                 1,634          2,259
       Amortization of intangibles...........................        462          357                 1,506          1,071
       Service bureau and other data processing..............        313          289                   978            884
       Facility consolidation provisions.....................        515                              1,389            350
       All other.............................................      2,250        2,623                 7,591          8,485
                                                                  ------       ------               -------        -------
              Total other noninterest expense................     $5,460       $5,105               $17,485        $17,017
                                                                  ======       ======               =======        =======

       Other noninterest expense increased $355 thousand in the third quarter and $468 thousand for the nine months ended September 30 compared with the same periods last year. The other noninterest expense increases are the direct result of provisions recorded in connection with space consolidation, including the writedown to market value of former Company facilities offered for sale and the writeoff of abandoned leases, lease subsidies and leasehold improvements. The facility consolidation provisions were $515 thousand in the third quarter and $1.4 million for the first nine months of this year. In addition, this year the Company accelerated the amortization of certain core deposit intangible assets after conducting a review of the expected future economic benefits
derived from these assets and their current carrying amount.   As a result,
amortization of intangible assets increased $105 thousand for the quarter to $462 thousand and increased $435 thousand for the first nine months to $1.5 million.

The current intangible asset amortization acceleration program concluded at the end of the third quarter. Advertising and promotion was ahead of last year for both the quarter and nine-month periods; however, by year end the expense level is expected to be approximately consistent with 1994. All other expense was reduced $373 thousand for the quarter and $894 thousand for the first nine months due to reductions across numerous expense categories, the largest were declines in appraisal fees and general insurance expense.

INCOME TAXES

       The Company recorded income taxes of $2.6 million and $6.3 million for the three- and nine-month periods ended September 30, 1995, respectively. This compares with $447 thousand and $1.5 million for the three- and nine-month periods ended September 30, 1994. The statutory Federal income tax rate was 35 percent in 1995 and 34 percent in 1994. The effective tax rates for the third quarter and first nine months of this year were 38.2 percent and 37.5 percent, respectively, compared with 29.7 percent and 30.4 percent, respectively, for the same periods last year. The increase in effective tax rates was attributable to the significantly higher level of income this year which reduced the marginal effect on taxable income of tax-exempt and tax preference items.

       As of September 30, 1995, the Company had a deferred tax asset of approximately $10.9 million included in other assets which is expected to be realized against future taxable income. Management believes that it is more likely than not that the Company will realize the benefit of this asset.

RECENT ACCOUNTING DEVELOPMENTS

       In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," which was effective for fiscal years beginning after December 15, 1994. In October 1994, the FASB issued SFAS No. 118, which amended SFAS No. 114, and was effective concurrent with the effective date of SFAS No. 114. The Company adopted this Statement on January 1, 1995. See "Credit Quality--Impaired Loans" herein for a further discussion.

       The FASB issued in March 1995, SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This Statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized if the sum of the expected future cash flows to result from the use and eventual disposition of the asset is less than the carrying amount of the asset. The amount by which the carrying amount of the asset exceeds the asset's fair value is the total impairment loss to be recognized. The Statement also requires that for certain long-lived assets to be disposed of, the amount by which the carrying amount of the asset exceeds the fair value less costs to sell, is an impairment loss to be recognized. This Statement does not apply to financial instruments, core deposit intangibles, mortgages and other servicing rights, or deferred tax assets. This Statement would apply for fiscal years beginning after December 15, 1995. The effect on the Company's results of operations has not yet been determined.

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

                           PART II. OTHER INFORMATION


       For the quarter ended September 30, 1995, Items 2, 3 and 4 of Part II are either inapplicable or would elicit a response of "NONE" and therefore no reference thereto has been made herein.

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

ITEM 5.  OTHER MATTERS

       The Company's Board of Directors recently authorized the commencement of a stock repurchase program. See "Stock Repurchase Program" in Management's Discussion and Analysis of Financial Condition and Results of Operations herein for further information.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

             27.  Summary Financial Information.
             28. (a) UST Corp.'s Press Release dated September 22, 1995. (Stock Purchase Rights Plan)
                  (b) UST Corp.'s Press Release dated October 17, 1995 (Stock Repurchase Program)

       (b) Reports on Form 8-K

       The Company filed a Current Report on Form 8-K with the Commission on September 28, 1995 regarding (i) the adoption by the Company of a Stockholder Stock Purchase Rights Plan; (ii) the release of UST Corp.'s Connecticut banking subsidiary, UST Bank/Connecticut, from a Stipulation and Agreement by the Banking Commissioner of the State of Connecticut on September 14, 1995; and
(iii) the appointment of Suzanne Moot as Executive Vice President/Marketing and Retail Banking and as a member of the Executive Policy Committee of the Company.

         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.

Date:  November 9, 1995                    By:   /s/ Neal F. Finnegan
                                                --------------------------------
                                                Neal F. Finnegan, President and
                                                Chief Executive Officer


Date:  November 9, 1995                    By:   /s/ James K. Hunt
                                                --------------------------------
                                                James K. Hunt, Executive Vice
                                                President, Treasurer, and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)