Form 10-K
period 1995-12-31
UST CORP
filed 1996-03-26
CIK 316901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE Required)

                            COMMISSION FILE #0-9623

                                   UST CORP.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                      04-2436093
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

40 COURT STREET, BOSTON, MASSACHUSETTS             02108
(Address of principal executive offices)          (Zip Code)

(617) 726-7000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.625

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-k or any amendment to this Form 10-k. [ ]

The number of shares of common stock held by  nonaffiliates of the registrant as
of  February  20,  1996  was  15,168,635  for  an  aggregate   market  value  of
$218,049,128.

At February 20, 1996, there were issued and outstanding 17,902,763 shares of common stock, par value $0.625 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 1996 Annual Meeting are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

                                     PART I

ITEM 1  Business                                                                                 3
ITEM 2  Properties                                                                              11
ITEM 3  Legal Proceedings                                                                       11
ITEM 4  Submission of Matters to a Vote of Security Holders                                     11

                                    PART II

ITEM 5  Market for the Registrant's Common Stock and Related Security Holder Matters            11
ITEM 6  Selected Financial Data                                                                 12
ITEM 7  Management's Discussion and Analysis of Financial Condition and Results of Operations   12
                Financial Condition at December 31,1995                                         13
                Results of Operations                                                           23
ITEM 8  Financial Statements and Supplementary Material                                         29
ITEM 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    52

                                    PART III

ITEM 10 Directors and Executive Officers of the Registrant                                      52
ITEM 11 Executive Compensation                                                                  54
ITEM 12 Security Ownership of Certain Beneficial Owners and Management                          54
ITEM 13 Certain Relationships and Related Transactions                                          55

                                    PART IV

ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K                         55
                Signatures                                                                      58

                                     PART I

ITEM 1. Business

General Description Of Business

UST Corp. (the "Company"), a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), was organized as a Massachusetts business corporation in 1967. The Company is subject to examination by, and is required to file reports with, the Commissioner of Banks of the Commonwealth of Massachusetts (the "Massachusetts Commissioner"). The Company's banking subsidiaries are USTrust and United States Trust Company ("USTC"), each headquartered in Boston and each a Massachusetts trust company, and UST Bank/Connecticut ("UST/Conn"), headquartered in Bridgeport, a Connecticut trust company. All of the common stock of USTrust, USTC, and UST/Conn is issued to and owned by the Company. In addition, the
Company owns, indirectly through its banking subsidiaries, all of the outstanding stock of three active nonbanking subsidiaries, all Massachusetts corporations: UST Leasing Corporation, UST Capital Corp. and JSA Financial Corporation.

     The Company engages in one line of business, that of providing financial services through its banking and nonbanking subsidiaries. A broad range of financial services is provided principally to individuals and small- and medium-sized companies in New England including those located in low- and moderate-income neighborhoods within the Company's defined Community Reinvestment Act assessment area. In addition, an important component of the Company's financial services is the provision of trust and money management services to professionals, corporate executives, nonprofit organizations, labor unions, foundations, mutual funds and owners of closely-held businesses most of whom are located in the New England region.

     As of the close of business on December 31, 1995, the Company's total assets were approximately $1.97 billion and USTrust, the lead bank, had over $1.86 billion, or 94 percent of the Company's consolidated assets.

The Subsidiary Banks

USTrust and UST/Conn are engaged in a general commercial banking business and accept deposits which are insured by the Federal Deposit Insurance Corporation ("FDIC"). USTC, which has full banking powers and accepts deposits which are insured by the FDIC, focuses its activity on trust and money management, venture capital and other fee-generating businesses. Two of the Company's banking subsidiaries are located in Massachusetts and one is located in Connecticut.

Recent Developments

Recent Operating History and Asset Quality Summary

The Company reported net income of $15.0 million, or $0.83 per share for 1995, as compared with net income of $4.7 million, or $0.27 per share in 1994. Nonperforming assets at December 31, 1995, consisting of nonaccrual loans, restructured loans, accruing loans greater than 90 days past due and other real estate owned, were $29.0 million, down from a level of $87.1 million at December 31, 1994. At year-end 1995, the reserve for possible loan losses stood at $56.0 million, or 281 percent of nonaccrual loans and 193 percent of nonperforming assets. For a more detailed discussion, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations below.

Potential One-time FDIC Insurance Premium Assessment and Subsequent Reduction of Premium Costs

Federal legislation was proposed in 1995 to recapitalize the Savings Association Insurance Fund which may result in a one-time assessment on certain deposits assumed by the Company in connection with its 1990 acquisition of Home Owners Savings Bank, F.S.B., a failed savings association. While the amount of such potential assessment cannot be determined at this time, any assessment will be charged against earnings during the period in which the enabling legislation is enacted. Under the proposed legislation, subsequent to the one-time charge, the insurance premium charged on the former thrift deposits would be reduced. For further discussion, refer to Note 12 to the Notes to Consolidated Financial Statements of this Form 10-K.

Regulatory Agreements and Orders

Between 1992 and mid-1995, the Company and its banking subsidiaries operated under regulatory agreements and orders with state and federal bank regulatory authorities, all of which were removed by September 30, 1995. For a description of the foregoing agreements and orders which, as noted above, are no longer in effect, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     In June 1995, in conjunction with the release of the agreements and orders, USTrust's Board of Directors adopted a resolution pursuant to which USTrust agreed with the FDIC and Massachusetts

Commissioner, among other matters: (i) to continue to maintain a Tier 1 leverage capital ratio of at least 6 percent; (ii) not to pay a dividend which would cause the Bank's Tier 1 leverage capital ratio to fall below 6 percent; (iii) to continue to implement plans to reduce nonperforming assets and the aggregate level of insider loans; and (iv) to provide a quarterly progress report to the FDIC and Massachusetts Commissioner. USTC likewise has agreed with the FDIC and Massachusetts Commissioner not to declare or pay dividends should the effect of the payment of such dividends cause USTC's Tier 1 leverage capital ratio to fall below 6 percent.

Adoption of Stock Repurchase Program

In late 1995, the Board approved a stock repurchase program, authorizing the Company to repurchase up to 500,000 shares, or approximately 2.8 percent of the Company's common stock outstanding, subject to prevailing market conditions and other factors. The repurchased shares will be held as treasury shares to be used for general corporate purposes, including employee benefit plans. Purchases may be made on the open market or in privately negotiated transactions. At the date of this Report no shares had been repurchased under this program.

Adoption of Shareholder Rights Plan

In 1995, the Company adopted a shareholder rights plan (the "Rights Plan"), which is intended to strengthen the Board of Director's ability to fulfill its fiduciary duties to the Company's shareholders in the event of an attempted takeover of the Company. It is similar to plans adopted by a large number of public companies, including many bank holding companies.

     Under the Rights Plan, the Board declared a special dividend distribution of one preferred share purchase right for each outstanding share of the Company's common stock. This dividend was distributed on October 6, 1995 to stockholders of record as of the close of business on that date.

     The rights will become exercisable only if a person or group (i) acquires 15 percent or more of the common stock, (ii) announces a tender offer that would result in ownership of 15 percent or more of the common stock, or (iii) is declared to be an "Adverse Person" by the Board of Directors. "Adverse Person" includes any person or group who owns at least 10 percent of the Company's common stock and attempts an action that would adversely impact the Company. Each right would entitle a stockholder to buy 1/100th of a share of a new series of junior participating preferred stock.

     Once a person or group has acquired 15 percent or more of the outstanding common stock of the Company or is declared an "Adverse Person" by the Board of Directors, each right may entitle its holder (other than the acquiring person or adverse person) to purchase, at an exercise price of $40, shares of common stock of the Company (or of any organization that acquires the Company) at a price equal to 50 percent of their current market price. Under certain circumstances, the Continuing Directors (as defined in the Rights Plan) may exchange the rights for common stock (or equivalent securities) on a one-for-one basis excluding rights held by the acquiring person or Adverse Person.

     Until declaration of an Adverse Person, or ten days after public announcement that any person or group has acquired 15 percent or more of the Company's common stock, the rights are redeemable at the option of the Board of Directors, in certain cases with the concurrence of the Continuing Directors. Thereafter, they may be redeemed by the Continuing Directors in connection with certain acquisitions not involving any acquiring person or Adverse Person or in certain circumstances following a disposition of shares by the acquiring person or Adverse Person. The redemption price is $.001 per right. The rights will expire on October 6, 2005, unless redeemed prior to that date.

Business Services

USTrust and UST/Conn provide commercial banking services, including deposit, investment, cash management, payroll, wire transfer, leasing, merchant credit card and lending services throughout New England. Commercial and industrial lending takes the form primarily of direct loans and includes lines of credit, revolving credits, domestic and foreign letters of credit, term loans, mortgage loans, receivable, inventory and equipment loans and other specialized lending services. Furthermore, the Company provides additional services to small business customers through utilization of government sponsored and assisted loan programs and through the Company's Minority Enterprise Loan Program. Since 1994, USTrust has been certified by the SBA as a "Small Business Administration Lender." USTC provides deposit services and other banking services, but focuses its activities on money management, venture capital and other fee-generating services. Through loan participations, each bank is able to provide credit to businesses in its area up to the aggregate limit available to the Company's subsidiary banks. At December 31, 1995, the combined lending limit to a single borrower of the subsidiary banks was approximately $31.5 million.

Consumer Services

Consumer services are provided by USTrust and UST/Conn to customers in their respective geographic areas. These services include savings and checking accounts, NOW and money market accounts, consumer loans, credit cards (through a private label arrangement), ATM cards, safe deposit box facilities and travelers' checks. Consumer loans include residential first mortgage and home equity loans and lines of credit, automobile loans, personal loans and loans to finance education costs as well as open-ended credit via cash reserve facilities. Automobile loans increased substantially in 1995 and reached a level of approximately $197 million as of December 31, 1995. The Company also makes available an Affordable Mortgage Program which is designed to provide certain customers of USTrust and UST/Conn who may not qualify for traditional mortgage financing with an alternate means of financing or refinancing a residence. The Company's banking subsidiaries, which currently have an aggregate of 32 offices, maintain an automated teller machine system which through membership in various networks provides the Company's customers with access to their accounts at locations throughout the world. Most of the Company's proprietary ATM machines provide information to customers in three languages, English, Spanish and Portuguese, and also provide information adapted for the visually impaired.

Investment Services

The Investment Group located at USTrust and UST/Conn was formed in 1994. The Investment Group, through Essex National Securities, Inc. ("Essex"), an unaffiliated, licensed broker-dealer, offers mutual funds (whose investments are managed by nonaffiliated third parties), treasury bills, notes, corporate bonds, state, federal and municipal bonds and discount brokerage services to the customers of USTrust and UST/Conn. Essex also offers annuities to USTrust and UST/Conn customers at branch locations.

Real Estate Services

USTrust and UST/Conn provide a broad range of industrial and commercial real estate lending services, residential mortgage banking services and other related financial services.

Asset and Money Management and Trust Services

Asset and money management, custodial and trust services are provided by USTC. In addition, USTC provides services as executor, administrator and trustee of estates and acts, under the terms of agreements, in various capacities such as escrow agent, bond trustee and trustee and agent of pension, profit sharing and other employee benefit trusts. At December 31, 1995, the total assets under management of USTC were approximately $2.9 billion. Approximately one-third of total assets under management are those of clients who have requested that their assets be managed with specified social as well as financial investment objectives in mind. In 1995, USTC also became investment adviser to a newly established balanced mutual fund, the Boston Managed Growth Fund.

Securities Portfolios Maintained by the Company

The subsidiary banks maintain securities portfolios consisting primarily of U.S. Treasury, U.S. Government Agency, corporate and municipal securities. All of the Company's securities are deemed "available-for-sale" which enhances the liquidity position of the Company and allows for flexibility in management of interest rate risk. USTrust's securities portfolio also includes certain other equity investments as allowed within limits prescribed by Massachusetts and federal law. Such investments currently include, among others, equity interests in the Massachusetts Housing Investment Corporation's Limited Partnership Equity Fund for Affordable Housing. The Treasury Division of the Company provides securities portfolio advisory services to the Company's affiliated banks. In early 1996, USTrust's application to become a member of the Federal Home Loan Bank of Boston was approved. This membership will provide USTrust with access to an additional source of funds.

Principal Nonbanking Subsidiaries

UST Leasing Corporation, a subsidiary of USTrust organized in 1987, provides a broad range of equipment leasing services to corporations headquartered throughout the United States. UST Leasing Corporation offers a line of leasing products designed to meet the needs of the Company's small business customers and other business entities with similar needs. As of December 31, 1995, UST Leasing Corporation's total assets were approximately $32 million.

     UST Capital Corp., organized in 1961 and acquired by the Company in 1969, is a subsidiary of USTC and is a licensed Small Business Investment Company. It specializes in equity and long-term debt financing for growth-oriented companies.

     UST Data Services Corp. was formally dissolved as a separate legal entity as of December 31, 1995 and became a division of USTrust. In its new configuration, it continues to provide a full range of electronic data processing, deposit and other operations services to the Company and its affiliates.

     UST Securities Corp., a wholly-owned subsidiary of USTrust, was incorporated in 1995 and commenced its operations on January 1, 1996. This subsidiary was organized as a Massachusetts Securities Corporation to make exclusively passive investments and serve USTrust by buying, selling, dealing in and holding its securities.

     JSA Financial Corporation, a wholly-owned subsidiary of the Company, was organized in 1959. On June 30, 1995, this subsidiary acquired approximately $5.1 million of nonperforming assets from UST/Conn. Since that date, it has been engaged in an active program to liquidate those assets. As of the date of this Report, the value of the assets remaining on the books of JSA Financial Corporation is approximately $2 million.

Competitive Conditions

The Company's banking and nonbanking subsidiaries face substantial competition throughout Massachusetts and Connecticut. This competition is provided by commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, "nonbank banks," mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. In addition, the Company anticipates increased competition from out-of-state and foreign banks and bank holding companies as those entities increase their usage of interstate banking powers granted since 1983 as well as by the 1994 enactment of the Riegle-Neal Interstate Banking and Branching Act (discussed under "Supervision and Regulation of the Company and its Subsidiaries" below). During the past six years several factors have resulted in the development or establishment of fewer, but financially stronger competitors in the local markets served by the Company's banking subsidiaries. The most important of these factors include: (i) the closing by regulators of a number of banks and bank holding companies in Eastern Massachusetts and Connecticut; (ii) the acquisition during the early 1990's of small- and medium-sized banks and bank holding companies by the largest New England bank holding companies; (iii) the somewhat improved economic conditions during the mid-1990's within the region; and (iv) most recently, the merger of Fleet Financial Group and Shawmut National Corporation and the proposed merger of Bank of Boston Corporation and BayBanks, Inc., which would result in the creation of two entities of what had been four of the five largest bank holding companies in New England.

         Supervision and Regulation of the Company and its Subsidiaries

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the Company is subject to substantial regulation and supervision by the Federal Reserve Board. As state-chartered banks, USTC, USTrust and UST/Conn (collectively, the "Subsidiary Banks") are subject to substantial regulation and supervision by the FDIC and the applicable state bank regulatory agencies. Such activities are often intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Company and its subsidiaries. Federal and state banking and other laws impose a number of requirements and restrictions on the business operations, investments and other activities of depository institutions and their affiliates. Between 1992 and mid-1995, the Company and its banking subsidiaries operated under regulatory agreements and orders with state and federal bank regulatory authorities; all of the agreements and orders were removed by September 30, 1995. For a description of the foregoing agreements and orders, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 at pages 1-2.

General Supervision and Regulation

The Company, as a bank holding company under the BHC Act, is registered with the Federal Reserve Board and is regulated under the provisions of the BHC Act. Under the BHC Act the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing or controlling banks or furnishing services to, or acquiring premises for, its affiliated banks, except that the Company may engage in and own voting shares of companies engaging in certain activities determined by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or to managing or controlling banks "as to be a proper incident thereto."

     The Company is required by the BHC Act to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank.

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

     The location of nonbank subsidiaries of the Company is not restricted geographically under the BHC Act. In 1989, after the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Federal Reserve Board amended its regulations under the BHC Act to permit bank holding companies, as a nonbanking activity, to own and operate savings associations without geographical restrictions. Furthermore, in 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking Act") was enacted. The Interstate Banking Act's provisions, among other things: (i) permit bank holding companies, under certain circumstances, to acquire control of banks in any state, subject to (a) specified maximum national and state deposit concentration limits; (b) any applicable state law provisions requiring that the acquired bank has to have been in existence for a specified period of up to 5 years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state-sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorize interstate mergers by banks in different states, including branching through bank mergers, beginning June 1, 1997, subject to the provisions noted in (i) and to any state laws that "opt-in" as of an earlier date or "opt-out" of the provision entirely; (iii) authorize states to enact legislation permitting interstate de novo branching; and (iv) provide for parity of treatment for foreign bank branch activities. Proposed legislation has been filed in Massachusetts which, if enacted, would cause Massachusetts to "opt-in" prior to June 1, 1997. In 1995, the Connecticut Legislature enacted legislation which caused Connecticut to "opt-in." The full impact of the Interstate Banking Act will not be clear for the Company until the Massachusetts Legislature has acted on the foregoing legislation. Unlike the Company's banking subsidiaries, national banks have used the power available under a federal charter to move a bank's headquarters 30 miles or less and by that means have accelerated the pace of interstate branching.

     The Subsidiary Banks, whose deposits are insured by the FDIC, and the subsidiaries of such banks are subject to a number of regulatory restrictions, including certain restrictions upon: (i) extensions of credit to the Company and the Company's nonbanking affiliates (collectively with the Company, the
"Affiliates"); (ii) the purchase of assets from Affiliates; (iii) the issuance of a guarantee or acceptance of a letter of credit on behalf of Affiliates; and
(iv) investments in stock or other securities issued by Affiliates or acceptance thereof as collateral for an extension of credit. In addition, all transactions among the Company and its direct and indirect subsidiaries must be made on an arm's length basis and valued on fair market terms. The Subsidiary Banks pay deposit insurance premiums to the FDIC. In 1995, such premiums were reduced substantially. As noted above, however, in 1996 a one-time charge may be assessed on certain deposits assumed by the Company in connection with its 1990 acquisition of Home Owners Savings Bank, F.S.B. if federal legislation proposed in 1995 to recapitalize the Savings Association Insurance Fund is adopted. Refer to "Recent Developments-Potential One-time FDIC Insurance Premium Assessment and Subsequent Reduction of Premium Costs" above.

     Federal Reserve Board Policy requires bank holding companies to serve as a source of strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity. A bank holding company also can be liable under certain provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991

("FDICIA") for the capital deficiencies of an undercapitalized bank subsidiary. In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims. Under the cross-guarantee provisions of the Federal Deposit Insurance Act, if any or all of the Subsidiary Banks were placed in conservatorship or receivership, the Company, as sole stockholder, would likely lose its investment in the applicable Subsidiary Bank or Subsidiary Banks, and, in addition, its investment in its other Subsidiary Bank or Subsidiary Banks would be at risk.

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

     Under the uniform regulations, a well capitalized institution has a minimum Tier 1 capital-to-total risk-based assets ratio of 6 percent, a minimum total capital-to-total risk-based assets ratio of 10 percent and a minimum leverage ratio of 5 percent and is not subject to any written agreement, order or capital directive. An adequately capitalized institution meets all of its minimum capital requirements under the existing capital adequacy guidelines. An undercapitalized institution is one that fails to meet any one of the three minimum capital requirements. A significantly undercapitalized institution has a Tier 1 capital-to-total risk-based assets ratio of less than 3 percent, a Tier 1 leverage ratio of less than 3 percent or a total capital-to-total risk-based assets ratio of less than 6 percent. A critically undercapitalized institution has a Tier 1 leverage ratio of 2 percent or less. An institution whose capital ratios meet the criteria for a well capitalized institution may be classified as an adequately capitalized institution due to qualitative and/or quantitative factors other than capital adequacy. An adequately capitalized institution or undercapitalized institution, may under certain circumstances, be required to comply with supervisory action as if it were in the next lower category.

     USTC,  USTrust and UST/Conn are each classified as "well  capitalized."  In
June 1995, USTrust's Board of Directors adopted a resolution pursuant to which USTrust agreed with the FDIC and Massachusetts Commissioner to continue to
maintain  a  Tier  1  leverage   capital  ratio  of  at  least  6  percent.

     An undercapitalized institution is required to submit a capital restoration plan for acceptance by the appropriate federal banking agency and will be subject to close monitoring of both its condition and compliance with, and progress made pursuant to, its capital restoration plan. The capital restoration plan will be accepted only if: (i) it specifies the steps that will be taken to become adequately capitalized and the activities in which the institution will engage; (ii) it is based upon realistic assumptions and it is likely to succeed in restoring the institution's capital; (iii) it does not appreciably increase the institution's risk exposure; and (iv) each holding company that controls the institution provides appropriate assurances of performance and guaranties that the institution will comply with the plan until the institution is adequately capitalized on an average basis for each of four consecutive quarters. Liability under the guaranty is the lesser of (i) five percent of the institution's total assets at the time it became undercapitalized and (ii) the amount necessary to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with the plan. An institution that fails to submit an acceptable plan may be placed into conservatorship or receivership unless its capital restoration plan is accepted. An undercapitalized institution will also be subject to restrictions on asset growth, acquisitions, branching, new activities, capital distributions and the payment of management fees.

     FDICIA requires the appropriate regulatory agencies to take one or more specific actions against significantly undercapitalized institutions and undercapitalized institutions that fail to submit acceptable capital restoration plans, which actions include but are not limited to: (i) requiring the institution to sell shares or other obligations to raise capital; (ii) limiting deposit interest rates; (iii) requiring the election of a new board of directors and/or dismissing senior executive officers and directors who held such positions for more than 180 days before the institution became undercapitalized;
(iv)  prohibiting  receipt of deposits
from correspondent banks, (v) requiring divestiture or liquidation of one or more subsidiaries; and (vi) requiring the parent company to divest the institution if such divestiture will improve the institution's financial condition and future prospects. In addition, an insured institution that receives a less-than-satisfactory rating for asset quality, management, earnings or liquidity may be deemed by its appropriate federal banking regulator to be engaging in an unsafe or unsound practice for purposes of issuing an order to cease and desist or to take certain affirmative actions. If the unsafe or unsound practice is likely to weaken the institution, cause insolvency or substantial dissipation of assets or earnings or otherwise seriously prejudice the interest of depositors or the FDIC, a receiver or conservator could be appointed. Finally, subject to certain exceptions FDICIA requires critically undercapitalized institutions to be placed into receivership or conservatorship within 90 days after becoming critically undercapitalized.

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

     Under FDICIA, a depository institution that is "adequately capitalized" but not "well capitalized" is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rates in its market. In addition, "pass through" insurance coverage may not be available for certain employee benefit accounts.

     Additional regulations adopted pursuant to FDICIA include: (i) real estate lending standards for depository institutions, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iii) rules implementing the FDICIA provisions prohibiting, with certain exceptions, insured state banks from making equity investments or engaging in activities of the types and amounts not permissible for national banks; and (iv) rules and guidelines for enhanced financial reporting and audit requirements. Rules currently proposed for adoption pursuant to FDICIA include:
(i) revisions to the risk-based capital guidelines regarding interest rate risk, concentrations of credit risk and the risks posed by "nontraditional activities;" and (ii) rules addressing various "safety and soundness" standards.

     In late 1995, the Federal Reserve Board provided all bank holding companies with new guidelines which direct examiners to provide separate supervisory ratings for the risk management process of all bank holding companies. Pursuant to the guidelines, examiners will evaluate the entire spectrum of risks facing the Company including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Under the guidelines, examiners are directed to place primary consideration on findings relating to the following elements: (i) active board and senior management oversight; (ii) adequate policies, procedures and limits; (iii) adequate risk measurement, monitoring, and management information systems; and (iv) comprehensive internal controls. In December 1995, the Company established a Risk Management Committee to coordinate the Company's management of applicable risks.

     The status of the Company as a registered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws and the Massachusetts corporate laws. With the passage of FIRREA in 1989, the Crime Control Act in 1990 and FDICIA in 1991, federal bank regulatory agencies, including the Federal Reserve Board and the FDIC, were granted substantially broader enforcement powers to restrict the activities of financial institutions and to impose or seek the imposition of increased civil and/or criminal penalties upon financial institutions, the individuals who manage or control such institutions and "institution affiliated parties" of such entities.

     Pursuant to the Community Reinvestment Act ("CRA") and similar provisions of Massachusetts and Connecticut law, regulatory authorities review the performance of the Company and its subsidiary banks in meeting the credit needs of the communities served by the subsidiary banks. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of branches, branch relocations and acquisitions of banks and bank holding companies. USTrust and UST/Conn both have received "outstanding" ratings from the FDIC. In 1995, the FDIC adopted new regulations whereby an institution that offers a narrow product line to a regional or broader market can apply for status as a "Limited Purpose Institution" and be examined as such by the FDIC for CRA compliance. USTC will apply for this status since its focus is only upon trust and asset management activities. The Massachusetts Commissioner has continued to examine USTC for CRA compliance, and currently rates USTC "satisfactory."

     In 1994, the federal Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act") was enacted. The Community Development Act established financial and other assistance for entities involved primarily in community development activities. The Community Development Act's provisions also, among other items, (i) increased restrictions on some types of high interest loans; (ii) improved small business access to capital; (iii) required federal banking agencies to, among other things, coordinate examinations and establish uniform regulations and guidelines where appropriate; and (iv) amended certain requirements on insider loans. The Community Development Act had the effect of reducing slightly certain regulatory burdens on financial institutions, including the Company's subsidiaries.

     From time to time various proposals are made in the United States Congress, as well as state legislatures, which would alter the powers of, and place restrictions on, different types of bank organizations as well as bank and nonbank activities. Such legislative proposals include proposals related to expansion of bank powers and increased consumer compliance disclosure requirements. In 1995, federal legislation was proposed which, if adopted, would have granted bank holding companies broader powers with respect to securities activities. At this time it does not appear that such legislation will be adopted, at least in its current form. It is impossible to predict whether any of the current proposals will be adopted and the impact of such adoption on the business of the Company or its subsidiaries.

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

     During the period from 1990 through 1993, the Company's primary loan market, the New England region, suffered from a weak economic environment. The economic climate contributed to a decline in real estate values and adversely affected the net worth of certain borrowing customers of the Company's subsidiary banks and the Company's collateral position with respect to certain loans. The New England regional economy improved somewhat in the mid-1990's, which aided the Company's loan workout efforts over the past several years. The New England region, however, still lags behind the economic growth experienced in the other regions of the United States. In 1995, revenues of employers in the Company's principal markets did not grow substantially and the level of creation of net new jobs was low. Most of the Company's loans outstanding are from borrowers located in Community Reinvestment Act delineated communities in Massachusetts and Connecticut and a substantial portion of these loans are various types of real estate loans; still others have real estate as additional collateral. At year-end 1995, the Company's exposure to credit risk from borrowers who had real estate as their primary collateral support included $381 million of loans. In addition to the foregoing, during the second half of 1994 and early 1995 prevailing interest rates rose substantially. Although interest rates have declined modestly during the second half of 1995, any renewed increases in the Base Lending Rate used by the Company's subsidiary banks may have an adverse effect upon the ability of some borrowers to repay their loans.

General

No significant portion of the loans or deposits of any of the Company's banking subsidiaries results from one or several accounts, the loss of which would materially affect its business. The Company does not experience significant seasonal fluctuations in its business.

Employees

As of December 31, 1995, the Company and its subsidiaries had approximately 880 full-time and part-time employees.

ITEM 2. Properties

USTrust owns a twelve-story, 89,014 square foot brick and steel building constructed in 1915 and located at Government Center, 30-40 Court Street, Boston, Massachusetts which houses the banking premises of USTrust, USTC and the offices of the Company and all of its nonbanking subsidiaries.

     The Company currently leases a three-story brick office building of approximately 37,900 square feet at 196 Broadway, Cambridge, Massachusetts, all of which is used by USTrust, as well as 29,003 square feet in an adjacent office tower at 141 Portland Street, Cambridge, Massachusetts. USTrust also leases approximately 26,080 square feet of space at 25-55 Court Street, Boston, which is used primarily to house staff support services. In 1991, USTC sold the 25-55 Court Street, Boston, building to a third party, unaffiliated with the Company.

     USTrust owns ten branch offices in Boston, Canton, Gloucester, Milton, Milton Village, Natick, Norwood, Randolph, Stoughton and Swampscott, Massachusetts. The remaining branch offices of the Company occupy leased premises.

     The 1996 annual leasehold commitment for all premises leased by the Company's subsidiaries totals $3,857,000 not including expenses related to tax or maintenance escalation provisions. Refer to Note 16 to the Notes to the Consolidated Financial Statements of this Form 10-K.

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

None

                                    PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The common stock of the Company is traded over the counter and its price is quoted on the Nasdaq National Market System. During the period January 1, 1994 to December 31, 1995, the range of high and low sales prices for the Company's common stock was as follows:

                             1995            1994
                         Low     High    Low     High
1st Quarter              9 3/4  11 3/8  10 1/2  13 1/2
2nd Quarter             10 1/2  13 1/2  12 5/8  14 3/8
3rd Quarter             13 1/4  15 1/2  11 1/4  13 1/2
4th Quarter             12 3/4  15 1/2   8 3/4  11 3/4

     Such over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     The number of holders of record of common stock of the Company was 1,913 at January 31, 1996.

     The Company did not pay cash dividends from mid-1991 until the fourth quarter of 1995. In December 1995, the Company paid a cash dividend of $0.05 per share to each holder of its common stock.

     Future dividends will depend upon the financial condition and earnings of the Company and its subsidiaries, their need for funds and other factors, including applicable government regulations and the absence of regulatory objection. In June 1995, USTrust's Board of Directors adopted a resolution pursuant to which USTrust agreed with the FDIC and Massachusetts Commissioner not to pay a dividend which would cause the Bank's Tier 1 leverage capital ratio to fall below 6 percent. USTC likewise has agreed with the FDIC and Massachusetts Commissioner not to declare or pay dividends should the effect of the payment of such dividends cause USTC's Tier 1 leverage capital ratio to fall below 6 percent. Refer to the discussion of capital in Management's Discussion and Analysis of Financial Condition and Results of Operations below.

ITEM 6. Selected Financial Data

Consolidated Summary of Selected Financial Data (1)

                                                                               Year Ended December 31,
(Dollars in thousands, except share amounts)                  1995          1994        1993          1992        1991
Earnings Data:
        Interest income                                  $   147,969  $   132,312  $   140,628  $   157,024  $   221,493
        Interest expense                                      52,535       40,213       47,944       68,970      134,640
                                                              ------       ------       ------       ------      -------
        Net interest income                                   95,434       92,099       92,684       88,054       86,853
        Provision for possible loan losses                    13,090       24,281       68,427       42,245       53,712
                                                              ------       ------       ------       ------       ------
        Net interest income after provision
                for possible loan losses                      82,344       67,818       24,257       45,809       33,141
        Noninterest income                                    29,970       30,334       36,723       42,359       43,636
        Noninterest expense                                   88,187       91,355       93,341       95,820       89,322
                                                              ------       ------       ------       ------       ------
        Income (loss) before income taxes                     24,127        6,797      (32,361)      (7,652)     (12,545)
        Income tax provision (benefit)                         9,169        2,051      (12,261)      (2,931)      (4,598)
                                                               -----        -----      -------       ------       ------
        Net income (loss)                                $    14,958  $     4,746   $  (20,100) $    (4,721)  $   (7,947)
                                                         ===========  ===========   ==========  ===========   ==========
Per share data:
        Net income (loss)                                $       .83  $       .27   $    (1.31) $      (.34)  $     .(58)
        Cash dividends declared                          $       .05                                          $      .15
Weighted average common shares outstanding                18,068,203   17,780,032   15,362,251   13,984,190   13,793,617
Consolidated Average Balances(2):
        Total assets                                     $ 1,836,229  $ 1,881,429   $2,042,567  $ 2,270,874   $2,696,992
        Loans                                              1,265,098    1,283,464    1,435,665    1,584,390    1,784,302
        Deposits                                           1,474,636    1,527,113    1,635,178    1,826,738    2,172,984
        Funds borrowed(3)                                    185,666      192,115      244,775      268,519      350,367
        Stockholders' investment                             163,651      152,256      143,149      147,440      150,193
Consolidated Ratios:
        Net income (loss) to average total assets               .81%         .25%       (.98)%       (.21)%       (.30)%
        Net income (loss) to average
                stockholders' investment                       9.14%        3.12%     (14.04)%      (3.20)%      (5.29)%
        Average stockholders' investment to
                average total assets                            8.9%         8.1%         7.0%         6.5%         5.6%
        Net chargeoffs to average loans                         1.7%         1.9%         3.8%         2.6%         2.2%
        Reserve for possible loan losses to period end loans    4.4%         5.0%         4.8%         3.4%         3.0%
        Average earning assets to average total assets         94.8%        93.9%        93.0%        91.2%        87.5%
                                                                                                                      Not
        Dividend Payout Ratio                                   6.0%                                           meaningful

(1) This information should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K with particular reference to "Credit Quality and Reserve for Possible Loan Losses."

(2) Average balances do not include the effect of fair value adjustments under SFAS No. 115, " Accounting for Certain Investments in Debt and Equity Securities."

(3) Includes federal funds purchased, repurchase agreements, short-term and other borrowings.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The operating results for the year ended December 31, 1995, are highlighted by a substantial improvement in earnings and continued progress in the resolution of problem assets. Net income for 1995 was $15.0 million, or $0.83 per share, well above 1994 results of $4.7 million, or $0.27 per share, as costs associated with problem assets, including loan loss provisions and loan workout expense, were significantly reduced. Refer to "Results of Operations-Comparison of 1995 with 1994" for a further discussion.

     Substandard loans, as determined by the Company's internal credit risk rating system, peaked at $265 million at year-end 1993, following a three-year recessionary period in the local economy. Such loans were reduced $82 million during 1995 for a total reduction of over 80 percent, or $221 million since 1993, to $44 million at December 31, 1995. Nonperforming assets, consisting of substandard nonaccrual loans which are included in the aforementioned figures, restructured loans, accruing loans greater than 90 days past due and other real estate owned also reflect the Company's successful efforts to reduce problem assets. Nonperforming assets were decreased $58 million in 1995 to $29 million at year end. During the fourth quarter, the Company initiated a program for the accelerated disposition of $20 million of such substandard and nonperforming assets. These $20 million of troubled loans are classified as loans held-for-sale, net of $6.9 million in chargeoffs, at December 31, 1995. Refer to "Credit Quality and Reserve for Possible Loan Losses" for a further discussion of asset quality.

     This discussion should be read in conjunction with the financial statements, notes, and tables included elsewhere in this Form 10-K. Certain amounts reported for prior periods have been reclassified to conform with the 1995 presentation.

                    Financial Condition at December 31, 1995

Assets

Total assets at December 31, 1995 were $1.97 billion, an increase of $166 million from $1.80 billion a year ago. The asset growth was primarily in securities which increased $174 million during the year. Funding for the higher level of securities was provided by an increase in deposits and short-term borrowings. Also contributing to the increase in securities was a $31 million change from a gross unrealized loss to an unrealized gain on securities available-for-sale. Refer to "Securities" herein for a further discussion. Slightly offsetting the higher level of securities were decreases in loans of $5 million, other real estate owned of $7 million and excess funds sold decreased to zero from $10 million a year ago.

     This year's increase in total assets is in contrast to the downward trend in the level of assets over the past several years which was led by declining loan volume. Presently the Company anticipates a relatively stable level of total and interest-earning assets in the coming year. Loan growth is expected to be funded by a combination of maturing securities, and additional short-term borrowings or deposit growth, as needed.

Loans

The following table presents the composition of the loan portfolio:

                                                                                  December 31,
(Dollars in thousands)                    1995                  1994                 1993                1992               1991
Commercial and financial(1)            $    642,940        $    705,075        $    760,446        $    862,590        $    872,366
Commercial real estate:
        Construction                         16,937              13,109              35,295              50,427              71,264
        Developer, investor and land(1)     207,710             265,624             321,965             368,871             467,113
Consumer:
        Residential mortgage                 85,806              90,643              85,889              57,896              52,224
        Home equity                          70,066              64,068              63,188              67,010              67,179
        Indirect automobile installment(2)  197,148              90,255              31,848              42,786              83,039
        Other consumer(2)                    23,015              21,964              23,944              26,914              40,026
Lease financing                              28,455              25,945              26,348              28,312              31,561
                                             ------              ------              ------              ------              ------
                Total loans(3)            1,272,077           1,276,683           1,348,923           1,504,806           1,684,772

Reserve for possible loan losses            (56,029)            (64,088)            (64,465)            (50,478)            (50,100)
                                            -------             -------             -------             -------             -------
                                       $  1,216,048        $  1,212,595        $  1,284,458        $  1,454,328        $  1,634,672
                                       ============        ============        ============        ============        ============

(1) Certain loans for which the principal source of repayment is not real estate collateral have been classified as commercial and financial for the 1992 through 1995 presentations. For 1991 these loans were included in the commercial real estate category. Information is not readily available to reclassify loans for that year.

(2) Indirect automobile installment loans represent loans purchased without recourse from automobile dealers subject to adherence to the Company's underwriting standards. Automobile loans made directly to consumers are not significant and are included with other consumer loans.

(3) Not included in the loan balances at December 31, 1995 were $13 million in troubled loans held-for-sale, recorded at net realizable value and classified as other assets. Refer to "Credit Quality and Reserve for Possible Loan Losses" for a discussion.

The Company's commercial and commercial real estate loan portfolios have been experiencing a decline due to the combination of normal amortization and the aggressive reduction of problem loans through collection, chargeoff, third-party refinancing, or sale. The future outflow is expected to subside due to the significantly reduced level of troubled loans. Commercial and commercial real estate loan portfolios are expected to experience modest growth, tempered by
increasing   competition  for  small-to-middle   market  credits.

     The indirect automobile loan portfolio has grown considerably since 1993 due to the Company's increased marketing efforts supported by the automation of this business unit's operations. Indirect automobile loans grew 118 percent, or $107 million in 1995, compared with growth of 183 percent, or $58 million in 1994. The Company anticipates continued growth in this portfolio in the coming year. In the aggregate, the remaining loan and lease portfolios, home equity, other consumer and equipment lease financing, are expected to continue with their current level of moderate growth.

Loan Maturity Distribution

The following table reflects the maturity and interest sensitivity of commercial and financial, and commercial real estate loans at December 31, 1995:

                                                             After 1 Year
(Dollars in thousands)                      1 Year or Less  through 5 Years  After 5 Years         Total
Commercial and financial                   $       401,480 $       189,411 $       52,049  $       642,940
Commercial real estate:
        Construction                                 5,519          10,482            936           16,937
        Developer, investor and land                70,296         106,638         30,776          207,710
                                                    ------         -------         ------          -------
                                           $       477,295 $       306,531 $       83,761  $       867,587
                                           =============== =============== ==============  ===============
Interest sensitivity of above loans:
        With predetermined interest rates  $        90,125 $       116,069 $       44,600  $       250,794
        With floating interest rates               387,170         190,462         39,161          616,793
                                                   -------         -------         ------          -------
                                           $       477,295 $       306,531 $       83,761  $       867,587
                                           =============== =============== ==============  ===============

     The Company does not have an automatic rollover (renewal) policy for maturing loans. Renewal requests are reviewed and approved in substantially the same manner as applications by new customers for extensions of credit. Additionally, any renewal of a loan rated Substandard or lower in the Company's credit risk rating profile, requires the Controlled Loan Department head approval and for certain size loans and circumstances, the approval of the Senior Credit Committee and Board of Directors.

Securities

Securities increased $174 million during the year to $576 million at December 31, 1995. The growth in the portfolio reflects purchases of U.S. Government agency securities, mortgage-backed and asset-backed securities. In addition, the increase in securities reflects the change from an unrealized loss on securities available-for-sale of $29.0 million to an unrealized gain of $1.7 million, a $30.7 million improvement. This improvement was the result of a lower interest rate environment and corresponding higher bond prices in 1995. The upward trend this year compares with the sharp decline in bond prices in 1994 due to the rapid rise in interest rates. Refer to Note 2 to the Notes to Consolidated Financial Statements for a further discussion of the unrealized valuation adjustment to market value of securities available-for-sale as required under Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities."

     The change in unrealized valuation to market value on securities available-for-sale also had the positive effect of increasing stockholders' investment by $24.6 million from a year ago. The unrealized loss reported as part of stockholders' investment of $23.6 million, net of a $5.4 million deferred tax benefit at December 31, 1994 changed to a unrealized gain of $1.0 million, net of a $.7 million deferred tax provision at December 31, 1995.

     In the fourth quarter of this year the Company redesignated a $100 thousand municipal bond, its sole held-to-maturity designated security, to the available-for-sale designation. This change was in response to a one-time opportunity permitted by the "Financial Accounting Standards Board" ("FASB") to reassess the appropriateness of the designations of an institution's securities that are affected by FASB No. 115. As of December 31, 1995, the Company's entire securities portfolio of $576 million was designated as available-for-sale.

     The Company has a policy of purchasing securities primarily rated A or better by Moody's Investors Services and U.S. Government securities to minimize credit risk. All securities, however, carry interest rate risk which affects their market value such that as market yields increase, the value of the Company's securities declines and vice versa. Additionally, mortgage-backed securities carry prepayment risk where expected yields may not be achieved due to an inability to re-invest the proceeds from prepayment at comparable yields. Moreover, such mortgage-backed securities may not benefit from price appreciation in periods of declining rates to the same extent as the remainder of the portfolio. Refer to Note 2 to the

Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies" of this Form 10-K for a further discussion of prepayment risk. The following table sets forth the book value of the securities owned by the
Company:

                                                                              December 31,
(Dollars in thousands)                                            1995             1994            1993
Available-for-sale:
        Mortgage-backed securities                         $       246,521 $       195,009 $       263,435
        U.S. Treasury securities and securities of other
                U.S. Government agencies and corporations          196,967         142,414         129,703
        Obligations of states and political subdivisions*            3,254           3,493           3,887
        Other securities                                           128,931          60,724         152,531
                                                                   -------          ------         -------
                        Total                              $       575,673 $       401,640 $       549,556
                                                           =============== =============== ===============
Held-to-maturity:
        Obligations of states and political subdivisions                   $           100
                                                                           ===============
*    Non-taxable

The following table presents maturities for the Company's securities at December 31, 1995, and the approximate weighted tax equivalent yields (at the statutory federal tax rate of 35 percent). Mortgage-backed securities are shown at or based on their final maturity but are expected to have shorter average lives. Considering this, the Company estimates the average life of the entire portfolio to be 2.3 years. Yields presented in this table have been computed using the amortized cost of the securities.

                                                                 Securities Maturing In
                                           1 Year       After 1-Yr.      5-Yrs.        10 Yrs.       Equity
                                           or Less       through 5      thru 10        or more       Securities  Total
(Dollars in thousands)                 Balance  Yield Balance  Yield Balance  Yield Balance  Yield Balance Yield Balance
Available-for-sale:
   Mortgage-backed securities                                        $ 38,521 6.47% $208,000 6.35%               $246,521
           U.S. Treasury securities and
           securities of other U.S.
           Government agencies and
           corporations                $11,286  6.00% $161,244 5.81%   24,437 5.48%                               196,967
   Obligations of states and
           political subdivisions          560 10.55%      867 8.21%      867 8.96%      960 9.80%                  3,254
   All other securities                 10,527  8.96%   71,565 6.15%   44,894 5.98%                $1,945 22.78%  128,931
                                        ------          ------         ------       --------       ------        --------
                  Total               $22,373  7.51%  $233,676 5.92% $108,719 6.06% $208,960 6.36% $1,945 22.78% $575,673
                                      =======         ========       ========       ========       ======        ========

At December 31, 1995 the Company owned the following corporate notes and asset-backed securities, whose aggregate fair value was in excess of 10 percent of stockholders' investment.

(Dollars in thousands)                                       Aggregate Market Value
General Motors Acceptance Corporation Medium Term Notes             $20,440
Sears, Roebuck Medium Term Notes                                     20,333
Nissan Automobile Receivables Grantor Trust                          18,104

The corporate notes are unsecured. The Nissan asset-backed securities are secured by automobile loan receivables. Both the corporate notes and asset-backed securities are of investment grade and carry the normal credit risk associated with such instruments.

Liquidity and Funding

Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through the maturity or sale of an entity's assets, such as loans and securities available-for-sale, liability sources such as increased deposits and purchased or borrowed funds, and access to the capital markets. While the Company's securities portfolio is currently classified entirely as available-for-sale, the Company has no present intention or need to sell any of its securities or existing loan portfolio, other than a nominal volume of fixed-rate residential mortgage loans sold to investors as they are originated. As discussed in the "Introduction" the Company has classified $13 million of troubled loans as held-for-sale at December 31, 1995.

     At December 31, 1995, liquidity, which includes excess cash, excess funds sold and unpledged securities, totaled approximately $317 million, or 16 percent of total assets, a $58 million increase from 1994.

    The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term borrowings. Total deposits increased $22 million, or 1.5 percent, to $1.51 billion since December 31, 1994. NOW, money market and regular savings deposits decreased $104.1 million while time deposits increased $124.8 million reflecting investors attraction to the Company's competitively aggressive certificate of deposit rates throughout much of the year. Demand deposits experienced a slight increase of $1.2 million during 1995.

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $3.3 million during 1995. Cash provided by operations resulted largely from net interest income from loans and securities, less the net difference of noninterest expense over noninterest income. Cash provided by financing activities was due principally to the net increases in deposits and in short-term borrowings, offset in part by payments on other borrowings. Net cash used by investing activities was due to an excess of purchases of securities over the proceeds from the sales and maturities of securities.

     At December 31, 1995, the parent company had $1 million in cash and due from banks and $5 million in short-term securities purchased under agreements to resell, compared with $2.3 million in cash and due from banks and $16 million in U.S. Treasury securities at December 31,1994. During 1995, the Company paid the remaining principal of $8 million plus accrued interest on its 8.5% Senior Notes.

     For the year ended December 31, 1995, the Company received a total of $3 million in dividends from its asset management and trust subsidiary, United States Trust Company ("USTC"), $1 million from USTrust and $1 million from JSA Financial Corporation ("JSA"), a nonbanking subsidiary of the Company specializing in the liquidation of problem assets. During the same period $1 million was contributed to UST Bank/Connecticut ("UST/Conn") and $6.5 million was contributed to JSA. This capital contribution to JSA facilitated the purchase of $5.1 million in problem assets from UST/Conn and provided JSA with additional operating capital.

Deposits

The following table sets forth the remaining maturities of certificates of deposit in the amount of $100 thousand or more at December 31, 1995:

(Dollars in thousands)
Less than three months                            $       72,739
Three to six months                                       20,894
Six to twelve months                                      14,178
Over twelve months                                         4,615
                                                           -----
        Total                                     $      112,426
                                                  ==============

Short-term Borrowings

The Company's short-term borrowings consist primarily of federal funds purchased and securities sold under agreements to repurchase. These instruments are generally overnight funds.

                                December 31,                        For the Year Ended December 31,
                                    Weighted Average      Maximum Amount    Average Amount  Weighted Average
(Dollars in thousands)      Balance   Interest Rate      At Any Month End     Outstanding     Interest Rate
Federal funds purchased:
        1995               $ 57,406      5.63%             $ 58,013            $ 40,020            5.86%
        1994                 19,296      6.00%               35,061              29,090            4.14%
        1993                 35,913      3.25%               80,126              42,965            3.14%

Securities sold under
 agreements to repurchase:
        1995               $172,689      4.73%             $172,689            $127,752            4.85%
        1994                126,597      4.48%              155,709             137,139            3.22%
        1993                158,618      2.31%              221,549             167,696            2.55%

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

     The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate and to a lesser extent the London Interbank Offered Rate ("LIBOR"). As interest rates rose during the first quarter of 1995, the prime rate and, therefore, the Company's yield on earning assets increased faster than the rate paid on interest-bearing liabilities. After a period of interest rate stability experienced within the second quarter, interest rates decreased during the last half of 1995, effecting a reduced prime rate. This had a predictable effect on the Company's margin with the yield on earning assets decreasing faster than the rate paid on interest-bearing liabilities.

     The following table summarizes the Company's GAP position at December 31, 1995. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis as management deems appropriate. Securities and noninterest-bearing demand deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for demand deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates and credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At December 31, 1995, the one-year cumulative GAP position was negative at $57 million, or approximately 3 percent of total assets.

                                                                       Interest Sensitivity Periods
(Dollars in millions)                           0-30 Days     31-90 Days      91-365 Days     Over 1 Year         Total
Loans, net of reserve                         $       728     $       24      $        93     $       371     $       1,216
Securities                                             20             25              108             423               576
Other assets                                           23              2                              152               177
                                                       --              -              ---             ---               ---
                Total assets                  $       771     $       51      $       201     $       946     $       1,969
                                              -----------     ----------      -----------     -----------     =============

Interest-bearing deposits                     $       315     $       50      $       333     $       442     $       1,140

Borrowed funds                                        243                                                               243
Noninterest-bearing demand deposits                   123                                             250               373
Other liabilities and Stockholders' equity             16                                             197               213
                                                       --           ----           ------          ------             -----
                Total liabilities and equity  $       697     $       50      $       333     $       889     $       1,969
                                              -----------     ----------      -----------     -----------     =============

GAP for period                                $        74     $        1      $      (132)    $        57
                                              ===========     ----------      -----------     -----------
Cumulative GAP                                                $       75      $       (57)    $         0
                                                              ==========      ===========     ===========
As a percent of total assets                        3.76%          3.81%          (2.89)%

Capital

There are three capital requirements which banks and bank holding companies must meet. Two requirements take into consideration risks inherent in assets for both on- and off-balance sheet items on a risk weighted basis ("risk-based assets"). Risk weightings are as determined by banking regulators for the industry as a whole. Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital, as defined in the regulations, divided by risk-based assets) of 4 percent and 8 percent, respectively. Tier 1 capital is essentially shareholders' investment, net of intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of intangibles. All but the most highly-rated banks are required to maintain a minimum of 4 percent. The Company has not been notified of a specific requirement above the minimum.

     At December 31, 1995 and 1994, the Company's consolidated risk-based assets were $1.63 billion and $1.52 billion, respectively. The capital ratios and regulatory minimum requirements applicable to the Company were:

                                                   December 31, 1995                              December 31, 1994
                                         Amount                 Percent                  Amount                 Percent
                                             Minimum                 Minimum                 Minimum                 Minimum
(Dollars in millions)                Actual  Required        Actual  Required        Actual  Required        Actual  Required
Tier 1 capital                       $167.4   $ 65.3         10.24%    4.00%         $149.7   $ 61.0          9.82%    4.00%
Total (Tier 1 and Tier 2) capital     187.8    127.7         11.75%    8.00%          169.5    118.5         11.45%    8.00%
Tier 1 leverage capital               167.4     75.8          8.83%    4.00%          149.7     71.3          8.27%    4.00%

     Capital ratios have been calculated consistent with regulatory policy which excludes the impact of SFAS No. 115 and the recording of an unrealized gain/loss on securities available-for-sale. However, as required, any net unrealized loss on marketable equity securities has been deducted from Tier 1 capital.

     The Tier 1 leverage capital ratios and regulatory minimum requirements for the Company's subsidiary banks at December 31, 1995 and 1994 were:

                                                  December 31, 1995*                              December 31, 1994
                                         Amount                 Percent                  Amount                 Percent
                                             Minimum                 Minimum                 Minimum                 Minimum
(Dollars in millions)                Actual  Required        Actual  Required        Actual  Required        Actual  Required
USTrust                              $141.7   $107.3          7.92%    6.00%         $129.2   $102.6           7.55%    6.00%
USTC                                    5.0       .9         32.99%    6.00%            4.3       .7          39.46%    6.00%
UST/Conn                                9.1      4.4          8.31%    4.00%            6.7      6.3           6.40%    6.00%

* Refer to "Former Agreements with Bank Regulatory Agencies" below for a discussion of regulatory capital requirements for the Company's subsidiary banks.

     The Company and each of its subsidiary banks are in compliance with their respective capital requirements.

     In the fourth quarter of 1995 the Company declared and paid a cash dividend of $0.05 per share to stockholders for a total dividend of $888 thousand. During this year the Company received dividends from subsidiaries of $3 million from USTC, $1 million from USTrust and $1 million from JSA Financial Corporation. During the same period the Company contributed as capital to its subsidiaries totaling $1 million to UST/Conn and $6.5 million to JSA Financial Corporation.

     In 1995, the Company's Board of Directors approved a stock repurchase program and the Company adopted a shareholder rights plan, refer to Part I Recent Developments, "Adoption of Stock Repurchase Program," and "Adoption of Shareholder Rights Plan," respectively, of this Form 10-K for a discussion.

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

     In June 1995, the Company's Massachusetts-based and largest subsidiary bank, USTrust, was released by the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Commissioner from the terms of its Cease and Desist Order, originally issued in January 1992. In conjunction with the release of the Order, USTrust's Board of Directors adopted a resolution pursuant to which USTrust agreed, among other matters: (i) to continue to maintain a Tier 1 leverage capital ratio of at least 6 percent; (ii) not to pay a dividend which would cause the Bank's Tier 1 leverage capital ratio to fall below 6 percent;
(iii) to continue to implement plans to reduce nonperforming assets and the aggregate level of insider loans; and (iv) to provide a quarterly progress report to the FDIC and the Massachusetts Commissioner. For a discussion of the Order which is no longer in effect, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The Company's second Massachusetts-based banking subsidiary, USTC, was released from a similar Order in 1994, and has also agreed not to declare or pay dividends should the effect of the payment of such dividends cause USTC's Tier 1 leverage capital ratio to fall below 6 percent. On September 14, 1995, UST/Conn was released by the Commissioner of Banks for the State of Connecticut from the terms of its Stipulation and Agreement, originally issued in

June 1991. For a discussion of the Agreement which is no longer in effect, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Credit Quality and Reserve for Possible Loan Losses

Improving credit quality has been a major strategic focus of the Company since 1993. The success of the program is evidenced by the Company's aggressive reduction in the level of problem assets in 1994 and this year. At December 31, 1995, substandard loans were $44 million compared with $126 million a year ago and a peak of $265 million at the end of 1993. Loans reported as substandard for the purpose of this discussion include loans classified as Substandard or Doubtful, as determined by the Company in its internal credit risk rating system. Under the Company's definition, Substandard loans are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

     At December 31, 1995, Substandard and Doubtful loans were $42.9 million and $.9 million, respectively. Substandard loans include $24.5 million of accruing commercial and commercial real estate loans, of which 99 percent were current, and $18.4 million in loans that were on nonaccrual and included in nonperforming assets. All of the loans rated Doubtful were on nonaccrual and included in nonperforming assets. Also, at December 31, 1995, loans rated Special Mention in the Company's internal credit risk rating profile amounted to $1.6 million, all of which were current. This compares with $16 million a year ago. Special Mention loans, as defined by the Company, have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the assets.

     As of year-end 1995, approximately 65 percent of loans classified as Substandard or Doubtful were collateralized with real estate, and the remainder were collateralized with accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 45 percent were collateralized by owner-occupied commercial properties, approximately 40 percent were collateralized by commercial real estate development, and approximately 10 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.

Nonperforming Assets

The following table displays the Company's total nonperforming assets and measures performance regarding key indicators of asset quality:

                                                                              December 31,
(Dollars in thousands)                                           1995    1994    1993     1992     1991
Nonperforming assets:
        Nonaccruals:(1)
                Commercial and financial                        $14,531 $36,754 $ 28,511 $ 55,893 $ 44,453
                Commercial real estate:
                        Construction                                 44     551    1,025   16,558   12,830
                        Developer, investor and land              3,114  18,447   25,475   24,461   32,706
                Consumer:
                        Residential                                 956   3,373    3,601    2,518    3,636
                        Home equity                                 741     656      190    1,240    2,625
                        Indirect automobile installment             446     134       40      271      945
                        Other consumer                               98      29      540      550      246
                Lease financing
                                                                ------- ------- -------- -------- --------
        Total nonaccrual                                         19,930  59,944   59,382  101,491   97,441
        Accruing loans 90 days or more                              257   1,409      557    1,091    8,554
        Other real estate owned  (OREO),                          3,015   9,958   11,270   28,644   43,470
        Restructured loans(1)(3)                                  5,783  15,757   41,477   44,899   36,311
                                                                  -----  ------   ------   ------   ------
Total nonperforming assets                                      $28,985 $87,068 $112,686 $176,125 $185,776
                                                                ======= ======= ======== ======== ========
Reserve for possible loan losses                                $56,029 $64,088 $ 64,465 $ 50,478 $ 50,100
Net chargeoffs                                                  $21,149 $24,658 $ 54,440 $ 41,867 $ 39,620
OREO reserve(4)                                                 $   568 $ 1,044 $  4,635 $    389
Ratios:
Reserve to nonaccrual loans                                      281.1%  106.9%   108.6%    49.7%    51.4%
Reserve to total of nonaccrual loans, accruing loans 90 days
        or more past due and restructured loans                  215.7%   83.1%    63.6%    34.2%    35.2%
Reserve to period-end loans                                        4.4%    5.0%     4.8%     3.4%     3.0%
Nonaccrual loans to period-end loans                               1.6%    4.7%     4.4%     6.7%     5.8%
Nonaccrual loans and accruing loans over 90 days past due
        to period-end loans                                        1.6%    4.8%     4.4%     6.8%     6.3%
Nonperforming assets to period-end loans and OREO                  2.3%    6.8%     8.3%    11.5%    10.7%
Nonperforming assets to total assets                               1.5%    4.8%     5.5%     8.1%     7.9%
Net chargeoffs to average loans                                    1.7%    1.9%     3.8%     2.6%     2.2%
OREO reserve to OREO(4)                                           15.9%    9.5%    29.1%     1.3%

(1) The amount of interest on December 31, 1995 nonaccrual and restructured loans that would have been recorded had the loans been paying in accordance with their original terms during 1995 was approximately $3,131,000. The amount of interest income on these loans included in net income in 1995 was approximately $2,522,000.

(2) Other real estate owned ("OREO") represents assets to which title to the collateral has been taken through foreclosure or in settlement of loans.
     Other real estate owned is recorded at the lower of the recorded investment in the loan or fair value minus estimated costs to sell ("net realizable value"). Prior to 1992, other real estate owned was recorded at the lower of recorded investment in the loan or fair value. Included in OREO are automobiles owned which are vehicles repossessed for reason of nonpayment.
     The balance is stated at the lower of the recorded investment in the loan or net realizable value.

(3)  Restructured   loans  are  those  where  interest  rates  and/or  principal repayments  have been  restructured to defer or reduce payments as a result of financial difficulties of the borrower.

(4)  Prior to  December  1992,  when the  Company  adopted  AICPA  Statement  of
     Position 92-3, OREO was reduced to its fair value by direct charges to the asset. Since then, the Company, like other bank holding companies, has used reserves to indicate the net realizable value of its OREO.

     The improvement in credit quality is also exhibited in the Company's successful reduction of nonperforming assets. During 1995, these assets were reduced 67 percent , or $58.1 million to $29.0 million. Nonperforming assets were 1.5 percent of total assets at December 31, 1995 compared with 4.8 percent and 5.5 percent at year-end 1994 and 1993, respectively. The lower level of nonperformers has also directly contributed to the decreasing amount of net chargeoffs recorded by the Company. This year net chargeoffs were $21.1 million compared with 1994 and 1993 chargeoffs of $24.7 million and $54.4 million, respectively. The 1995 net chargeoffs included a charge of $6.9 million recorded in connection with a program for the accelerated disposition of $20 million in troubled assets which are classified as loans held-for-sale at December 31, 1995. The Company continues to consider further accelerated disposition programs for the remaining balance of troubled loans.

     At December 31, 1995, total impaired loans were $25.7 million, comprised of $1.4 million that required a reserve for possible loan losses of $.3 million and $24.3 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") are loans recognized by the Company as nonaccrual and restructured. Refer to Note 5 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion on SFAS No. 114.

     The reserve for possible loan losses decreased from $64.1 million at year-end 1994 to $56.0 million this year. Provisions for possible loan losses were recorded at amounts relatively consistent with the level of net chargeoffs throughout much of the year. The exception was the late fourth quarter $6.9 million charge related to the accelerated disposition program. Despite the decrease in the reserve balance, the reserve coverage continually strengthened throughout 1995 equaling 281 percent of nonaccrual loans at year end compared with 108 percent last year and 109 percent in 1993.

Credit Quality Monitoring

Credit quality within the commercial and commercial real estate loan portfolios of each subsidiary is quantified by an internal credit risk rating system designed to parallel regulatory criteria and categories of loan risk. Lenders monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and overall loan quality are also assessed on a regular basis by an independent Loan Review Department which reports to the Company's Board of Directors and its Asset Quality Committee. Loan Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. Results and recommendations from this process provide senior management and the Board of Directors and its Asset Quality Committee with independent information on loan portfolio condition. The Asset Quality Committee, which reports to the Audit Committee of the Company's Board of Directors, monitors asset quality monthly and actively reviews the large credit exposures.

     The Company's commercial lending, credit and loan administration departments are charged with ensuring compliance with lending policies, procedures and administrative guidelines for the commercial portfolio. In addition, an Appraisal Department reviews third-party real estate loan collateral appraisals to ensure adherence to federal requirements and the Company's lending policies. There is a Controlled Loan Department with specialized expertise in handling most of the Company's nonaccrual and other troubled loans. In order to ensure the effectiveness of credit quality monitoring systems, monitoring controls are periodically reviewed and tested by the Company's Internal Audit Department.

     The credit quality of the lease financing receivables portfolio is measured by the same credit rating system described above. Consumer loan quality is evaluated on the basis of delinquent data due to the large number of such loans and relatively small size of individual credits. Historical trend analysis reports are reviewed on a monthly basis by senior lending officers and the Company's Board of Directors.

     Past  due  nonconsumer   loans,   nonaccrual   loans,   and  troubled  debt
restructurings are reviewed at least quarterly by a Special Assets Committee whose membership includes the Chief Executive Officer of the Company, Loan Review Department management and the most senior lending officers in the major lending and credit-related divisions. Loans are placed on nonaccrual when there is doubt as to the collectibility of interest or principal or if loans are 90 days or more past due unless they are both well secured and in the process of collection. In every case, a loan reaching 180 days past due is placed on nonaccrual.

Reserve for Possible Loan Losses

The Company maintains a reserve for possible loan losses to absorb future chargeoffs of loans and leases in the existing portfolio. The reserve is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against the reserve. Recoveries on amounts previously charged-off are added to the reserve when collected. Adequacy of the reserve for possible loan losses is determined using a consistent, systematic methodology which analyzes the size and risk of the loan and lease portfolio on a monthly basis. Factors in this analysis include historical loss experience and asset quality, as reflected by delinquency trends, nonaccrual and restructured loans and the Company's credit risk rating profile. Consideration is also given to the current and expected economic conditions and in particular how such conditions affect the types of credits in the portfolio and the market area in general. This analysis is documented using a combination of numerical and qualitative analysis and includes sensitivity testing and a written conclusion.

     No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the loan loss reserve and ratio of loans in each category to total loans at December 31, 1991 through 1995 is presented below:

                                                                    December 31,
                       1995                    1994                    1993                    1992                    1991
                          Loans as a              Loans as a              Loans as a              Loans as a              Loans as a
              Allocation  Percent of  Allocation  Percent of  Allocation  Percent of  Allocation  Percent of  Allocation  Percent of
(Dollars in     Amount   Total Loans    Amount   Total Loans    Amount   Total Loans    Amount   Total Loans     Amount  Total Loans
thousands)
Amount of loan
 loss reserve:
Commercial and
 financial      $20,055    50.6%        $30,962     55.3%      $38,123     56.3%       $25,702    57.3%         $23,568      51.8%
Commercial
 real estate:
  Construction      495     1.3%            538      1.0%        1,648      2.6%         1,399     3.4%           1,781       4.2%
  Developer,
  investor and
  land            4,802    16.3%          8,885     20.8%       12,426     23.9%         8,453    24.5%           9,913      27.7%
Consumer*         8,515    29.6%          6,028     20.9%        5,470     15.2%         4,762    12.9%           5,324      14.4%
Lease financing     356     2.2%            130      2.0%          132      2.0%           142     1.9%             158       1.9%
Unallocated      21,806                  17,545                  6,666                  10,020                    9,356
                 ------   -----         -------    -----       -------    -----        -------   -----           ------     -----
    Total       $56,029   100.0%        $64,088    100.0%      $64,465    100.0%       $50,478   100.0%         $50,100     100.0%
                =======   =====         =======    =====       =======    =====        =======   =====          =======     =====

* Consumer loans include indirect automobile installment loans, residential mortgages and home equity lines of credit, credit cards, and check credit loans.

A summary of loan loss experience for the years ended December 31, 1991 through 1995 is presented below:

                                                                                            December 31,
(Dollars in thousands)                                           1995            1994           1993            1992            1991
Reserve for loan losses at beginning of period         $      64,088  $       64,465  $       50,478  $       50,100  $       36,008
Chargeoffs:
                Commercial and financial                       8,823          15,320          29,789          24,012          17,613
                Commercial real estate:
                        Construction                             511             197           1,705             924           2,242
                        Developer, investor and land          16,531          13,483          23,387          10,788          10,366
                Consumer:
                        Residential mortgage                   1,845             897             686           1,250           2,839
                        Home equity*                             403             119             370             673
                        Indirect automobile installment          844             806           1,981            2,181          5,366
                        Other consumer                           117             237             280            3,386          2,890
                Lease financing
                                                          ----------       ---------       ---------       ----------       --------
                        Total chargeoffs                      29,074          31,059          58,198           43,214         41,316
                                                              ------          ------          ------           ------         ------
Recoveries:
                Commercial and financial                       4,236           4,319           1,628              688            735
                Commercial real estate:
                        Construction                             181              32              24                9
                        Developer, investor and land           1,799           1,034             928                              56
                Consumer:
                        Residential mortgage                     982              62              11               36             78
                        Home equity*                              46              48             101               66
                        Indirect automobile installment          642             820           1,046              219            564
                        Other consumer                            39              86              20              329            263
                Lease financing
                                                         -----------      ----------     -----------         --------       --------
                        Total recoveries                       7,925           6,401           3,758            1,347          1,696
                                                               -----           -----           -----            -----          -----
Net chargeoffs                                                21,149          24,658          54,440           41,867         39,620
Provisions charged to operations                              13,090          24,281          68,427           42,245         53,712
                                                              ------          ------          ------           ------         ------
Reserve for loan losses at end of period               $      56,029  $       64,088  $       64,465  $        50,478  $      50,100
                                                       =============  ==============  ==============  ===============  =============
Average loans                                          $   1,265,098  $    1,283,464  $    1,435,665  $     1,584,390  $   1,784,302
                                                       =============  ==============  ==============  ===============  =============
Ratio of net chargeoffs to average loans                        1.7%            1.9%            3.8%             2.6%           2.2%

* This information is available separately for 1992-1995 only. The 1991 information is included in the other consumer category.

                             Results of Operations

Comparison of 1995 with 1994

For the year ended December 31, 1995, net income was $15.0 million, or $0.83 per share, a substantial increase over the $4.7 million, $0.27 per share, earned in 1994. The improvement in earnings was the direct result of a $11.2 million reduction in the provision for possible loan losses from $24.3 million last year to $13.1 million for 1995. In addition, a stronger net interest margin and notable reductions in noninterest expense, particularly foreclosed asset and workout expense and FDIC deposit insurance assessments, also contributed to a higher level of net income. This year's stronger earnings results are also reflected in an improved return on average stockholders' investment of 9.14 percent compared with 3.12 percent last year, and an improved return on average assets of .81 percent compared with .25 percent in 1994. A comparative analysis for return on average assets and return on average stockholders' investment is shown below:

Return on Average Assets -- Component Analysis
Year Ended December 31,                                         1995    1994
Net interest income                                             5.20%   4.90%
Provision for possible loan losses                              (.72)  (1.29)
                                                                ----   -----
Net interest income after provision for possible loan losses    4.48    3.61
Noninterest income                                              1.63    1.61
Noninterest expense                                            (4.80)  (4.86)
                                                               -----   -----
Income before income tax                                        1.31     .36
Income tax provision                                             .50     .11
                                                                 ---     ---
        Net income                                               .81%    .25%
                                                                 ===     ===

Return on Average Stockholders' Investment -- Component Analysis
Year Ended December 31,                                         1995    1994
Net interest income                                             58.32%  60.49%
Provision for possible loan losses                              (8.00) (15.95)
                                                                -----  ------
Net interest income after provision for possible loan losses    50.32   44.54
Noninterest income                                              18.31   19.92
Noninterest expense                                            (53.89) (60.00)
                                                               ------  ------
Income before income tax                                        14.74   4.46
Income tax provision                                             5.60    1.34
                                                                 ----    ----
        Net income                                               9.14%   3.12%
                                                                 ====    ====

Net Interest Income Analysis

     The Company's net interest income on a fully taxable equivalent basis was $96.4 million, $3.3 million higher than the $93.1 million in 1994. The increase reflects the positive effect on net interest income of a higher level of interest rates in 1995 compared with 1994. The average interest rate spread was relatively level with 1994 while the average interest rate margin was higher than a year ago. Partially offsetting the effect of a stronger interest rate margin was a decline in the volume of earning assets, particularly loans, and a shift by deposit customers from savings products to higher cost certificates of deposit during the year.

     The table below presents the following information: average earning assets (including nonaccrual loans) and average interest-bearing liabilities supporting earning assets; and interest income and interest expense expressed as a percentage of the related asset or liability. The average balances and, therefore, the rates presented do not include the effect of fair value adjustments under SFAS No. 115 " Accounting for Certain Investments in Debt and Equity Securities."

                                                                                      December 31,
                                                           1995                           1994                         1993
                                                Average            Average     Average            Average   Average          Average
(Dollars in thousands)                         Balance   Interest    Rate      Balance  Interest   Rate     Balance  Interest  Rate
Assets
Cash and due from banks                      $   89,490                     $   95,717                   $  100,755
Excess funds sold and other                      51,908  $  3,047    5.87%      24,095  $  1,197   4.97%      2,704 $     96   3.55%
Securities:
 Taxable                                        418,484    25,746    6.15      452,700    27,206   6.01     450,998   29,303   6.50
 Non-taxable(1)                                   5,097       750   14.71        5,559       557  10.02      11,175      819   7.33
                                                  -----       ---                -----       ---             ------      ---
 Total securities                               423,581    26,496    6.26      458,259    27,763   6.06     462,173   30,122   6.52
Loans(1)                                      1,265,098   119,375    9.44    1,283,464   104,322   8.13   1,435,665  111,586   7.77
Reserve for possible loan  losses               (63,039)                       (64,063)                     (64,531)
                                                -------                        -------                      -------
 Net loans                                    1,202,059                      1,219,401                    1,371,134
Other assets                                     69,191                         83,957                      105,801
                                                 ------  --------               ------  --------            ------- --------
         Total assets/interest income        $1,836,229  $148,918    8.11%  $1,881,429  $133,282   7.08% $2,042,567 $141,804   6.94%
                                             ==========  ========           ==========  ========         ========== ========

Liabilities and Stockholders' Investment
Deposits:
Noninterest-bearing demand                   $  336,931                     $  350,405                   $  346,980
Interest-bearing demand
 (NOW accounts)                                 158,636  $  2,176    1.37%     163,841 $   2,343   1.43%    144,255 $  2,693   1.87%
Money market                                    237,580     6,580    2.77      288,489     6,372   2.21     346,314    8,429   2.43
Regular savings                                 254,496     7,104    2.79      311,139     7,745   2.49     320,357    9,338   2.91
Time                                            486,993    26,823    5.51      413,239    16,447   3.98     477,272   19,840   4.16
                                                -------    ------              -------    ------            -------   ------
         Total interest-bearing deposits      1,137,705    42,683    3.75    1,176,708    32,907   2.80   1,288,198   40,300   3.13
                                                -------                        -------                      -------
         Total deposits                       1,474,636                      1,527,113                    1,635,178
Short-term borrowings                           179,260     9,281    5.18      180,325     6,240   3.46     227,944    6,239   2.74
Other borrowings                                  6,406       571    8.91       11,790     1,066   9.04      16,831    1,405   8.35
Other liabilities                                12,276                          9,945                       19,465
Stockholders' investment                        163,651                        152,256                      143,149
                                                -------    ------              -------    ------            -------   ------
         Total liabilities and stockholders'
                 investment/interest expense $1,836,229  $ 52,535    2.86%  $1,881,429 $  40,213   2.14% $2,042,567 $ 47,944   2.35%
                                             ==========  ========           ========== =========         ========== ========
Earning assets-- interest income             $1,740,587  $148,918    8.56%  $1,765,818 $ 133,282   7.55% $1,900,542 $141,804   7.46%
Interest-bearing liabilities-- interest
        expense                              $1,323,371    52,535    3.97%  $1,368,823    40,213   2.94% $1,532,973   47,944   3.13%
                                                           ------                         ------                      ------
Net interest spread(2)                                               4.59%                         4.61%                       4.33%
Net interest margin(3)                                   $ 96,383    5.54%             $  93,069   5.27%            $ 93,860   4.94%
                                                         ========                      =========                    ========

(1) Interest on loans to and obligations of states and political subdivisions is not subject to federal income tax. In order to make pretax yields comparable to taxable loans and investments, a tax equivalent adjustment is utilized. The adjustment is based on a 35 percent federal income tax rate in 1995 and 1993, and 34 percent in 1994 and includes applicable state taxes, net of federal tax benefit.

(2) Net interest spread is the excess of the interest rate on average earning assets over the interest rate on average interest-bearing liabilities.

(3) Net interest margin is the excess of the interest earned over interest expense divided by average earning assets.

     Interest rates moved downward in the second half of 1995 following a period of rapid interest rate rise from early 1994 through the first quarter of 1995. The result of this year's higher level of interest rates was an improvement in yield on earning assets of 101 basis points from 7.55 percent last year to 8.56 percent this year. The cost of interest-bearing liabilities, principally deposits, increased by 103 basis points from 2.94 percent last year to 3.97 percent in 1995. Yields on prime-based loans and excess funds, which reprice daily, reached their peak in the first quarter of this year and decreased steadily throughout the remainder of the year consistent with the movement of interest rates.

     While the Company initially refrained from increasing deposit rates in the rising interest rate environment of 1994, to satisfy liquidity needs and in response to competition for deposits, more aggressive deposit pricing was adopted in late 1994 and the first quarter of this year. Beginning with the second quarter and continuing through the rest of 1995, the Company moved to a less competitive pricing policy. The result was a rising cost of deposits earlier this year which subsided during the latter half of the year. The Company anticipates that deposit rates will be relatively level in the first half of 1996 and move downward in the second half in response to lower interest rates.

     This year's interest rate spread of 4.59 percent was approximately equal with the 1994 spread of 4.61 percent as the rise in yield on earning assets equaled the increase in cost of interest-bearing liabilities. The net interest rate margin improved 27 basis points to 5.54 percent reflecting the positive impact of an equal rise in rates on the larger balance of average earning assets which totaled $1.74 billion compared with interest-bearing liabilities which totaled $1.32 billion. Also contributing to the increased net interest rate margin was a reduction in interest-bearing liabilities of $45 million which exceeded a decrease in interest-earning assets by $20 million. The net effect on net interest income from changes in rates in 1995 compared with 1994 was an increase of $5.5 million.

     Despite the year-to-year increase in interest rate margin and level interest rate spread, both spread and margin were in a downward trend since peaking at historical highs in the first quarter of this year. The narrowing of rate and margin is expected to continue due to declining interest rates, which will reduce yield on interest earning assets, particularly loans. In the short term, rates on new deposits are expected to remain relatively stable with little impact on margin and spread.

     Average earning assets decreased $25 million from $1.77 billion in 1994 to $1.74 billion in 1995. The decrease reflects declines in average loans of $18 million and securities of $35 million which was partially offset by an increase in lower yielding excess funds of $28 million. Average interest-bearing liabilities decreased $45 million from last year to $1.32 billion. In addition, interest-bearing liabilities experienced a shift in the mix of average deposits from savings and money market deposits to higher cost certificates of deposit. Regular savings, NOW and money market deposits decreased $113 million while time deposits increased $74 million. Further changes in the mix from savings deposit products to higher cost time deposit products would negatively impact net interest income. The net effect on net interest income from changes in volume of loans, deposits and other interest-bearing balances in 1995 compared with 1994 was a decrease of $2.2 million.

     The  following  table  attributes  changes in interest  income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the year ended December 31, 1995 when compared with the year ended December 31, 1994. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                                   Increase (Decrease) From Year Ended December 31, 1994
                                                     Year Ended                        Amount Due to Changes in
(Dollars in thousands)                            December 31, 1995   Total Change       Volume          Rate
Interest income:
        Interest and fees on loans*                 $       119,375 $       15,053  $       (1,512) $       16,565
        Interest and dividends on securities:
                Taxable                                      25,746         (1,460)         (2,093)            633
                Non-taxable*                                    750            193             (50)            243
        Interest on excess funds sold and other               3,047          1,850           1,599             251
                                                              -----          -----           -----             ---
                        Total interest income*              148,918         15,636          (2,056)         17,692
                                                            -------         ------          ------          ------
Interest expense:
        Interest on NOW,  money market and
                regular savings deposits                     15,860           (600)         (2,599)          1,999
        Interest on time deposits                            26,823         10,376           3,293           7,083
        Interest on short-term borrowings                     9,281          3,041             (37)          3,078
        Interest on other borrowings                            571           (495)           (480)            (15)
                                                                ---           ----            ----             ---
                        Total interest expense               52,535         12,322             177          12,145
                                                             ------         ------             ---          ------
Net interest income                                 $        96,383  $       3,314  $       (2,233) $        5,547
                                                    ===============  =============  ==============  ==============

* Fully taxable equivalent at the federal income tax rate of 35 percent and includes applicable state taxes net of federal benefit. The tax equivalent adjustment on loans was approximately $.7 million and on non-taxable securities was approximately $.2 milion.

Noninterest Income

Total noninterest income was $30.0 million in 1995, a slight decrease of $.3 million from 1994. Asset management fees decreased $1.1 million due to timing differences in the recognition of fee income in 1994 and a slight decrease in the level of assets under management this year compared to last year. Offsetting the lower asset management fees were increases in corporate services income, residual income on maturing equipment leases and higher realized gains from the sale of primarily equity securities held by an investment company subsidiary.

Noninterest Expense

Total noninterest expense was reduced $3.2 million in 1995 to $88.2 million compared to a year ago due largely to decreases in foreclosed asset and workout expense and deposit insurance assessments. The lower level of problem assets this year resulted in a $3.0 million decrease in foreclosed asset and workout expense. Further declines in loan workout expense are expected as the level of problem assets is reduced. Deposit insurance assessments decreased $1.5 million in 1995 due to the reduction in insurance premium rates by the FDIC. Refer to
Note 12 to the Notes to Consolidated Financial Statements, "Deposit Insurance Assessment," for a further discussion of deposit insurance.

     Salary and employee benefits increased $1.6 million in 1995 to $44.3 million. The increase was largely due to a full year of asset management revenue-sharing provisions in 1995 compared with only a half-year provision in 1994. Refer to the paragraph below for a further discussion of the revenue-sharing provisions. Included in salary and employee benefits was $.7 million and $1.0 million in expenses related to severance agreements for 1995 and 1994, respectively.

     In late 1994 and early 1995, the Company and senior executives of USTC's Asset Management Division negotiated and entered into employment agreements designed to maximize the profitability and grow the assets under management of the asset management business. The agreements are designed to increase the foregoing executives' participation in the value created in the asset management business and, in a change-in-control situation, increase the likelihood that a prospective purchaser will retain the services of the executives. Certain provisions of the agreements became effective July 1, 1994, and contain revenue-sharing provisions which permit the Asset Management Division to use a specified percentage of its base revenues for the payment of expenses of the operation, including incentive compensation.

     Other noninterest expense was reduced $.6 million in 1995 to $23.0 million. Included in other noninterest expense were provisions recorded in connection with space consolidation, including the writedown to market value of Company facilities offered for sale and the writeoff of leases on abandoned facilities, lease subsidies and leasehold improvements. The facility consolidation provisions were $1.9 million in 1995 compared with $.5 million in 1994. In addition, this year the Company accelerated the amortization of certain core deposit intangible assets after conducting a review of the expected future economic benefits derived from these assets and their current carrying amount. The amount of accelerated amortization expense recorded this year was $.6 million which resulted in an increase in amortization of intangible asset expense of $.4 million compared with 1994. Excluding such special items, other noninterest expense was reduced over 10 percent, or $2.6 million, in 1995. The largest reductions were in legal and consulting $1.2 million and all other noninterest expense of $1.2 million. The decrease in all other noninterest expense was due to reductions across numerous expense categories, the largest were declines in appraisal fees, litigation expense and audit fees. The major components of other noninterest expense were:

                                               Year Ended December 31,
(Dollars in thousands)                            1995          1994
Furniture and equipment                         $ 3,572       $ 3,476
Legal and consulting                              2,356         3,553
Advertising and promotion                         2,123         2,307
Facility consolidation provisions                 1,895           480
Amortization of intangibles                       1,798         1,367
Service bureau and other data processing          1,274         1,173
All other                                         9,951        11,171
                                                  -----        ------
        Total other noninterest expense         $22,969       $23,527
                                                =======       =======

Income Taxes

The Company recorded income taxes of $9.2 million in 1995 compared with $2.1 million in 1994. The increase is the direct result of the significantly higher level of pre-tax income recorded this year. Refer to Note 13 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of income taxes.

     In 1993 the Company adopted Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes." This Standard changed the accounting for deferred income taxes to the "liability method." This change, a one-time event, increased net income by $750 thousand in January 1993 representing the cumulative effect of adopting the new standard on the balance sheet. Refer to
Note 2 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of this matter.

     As of December 31, 1995, included in other assets was a deferred tax asset of approximately $7.0 million, net of a valuation allowance of $.2 million, which is expected to be realized against future taxable income. Management believes that it is more likely than not that the Company will realize the benefit of these deferred assets.

Fair Value of Financial Instruments

The methods and assumptions used by the Company to estimate the fair value of each class of financial instruments as of December 31, 1995 and 1994, in accordance with SFAS No. 107, "Disclosures about Fair

Value of Financial Instruments," are discussed in Note 19 to the Notes to Consolidated Financial Statements of this Form 10-K. Financial instruments do not include all of the assets and liabilities recorded on a company's balance sheet. Therefore, the aggregate fair value amounts of the financial instruments do not represent the underlying value of a company.

     As a result of those assumptions and valuation methodologies, the estimated fair value of Financial Instrument assets and liabilities of the Company as of December 31, 1995 was $1.91 billion and $1.76 billion, or $43 million and $4 million in excess of carrying value, respectively. The estimated fair value of Financial Instrument assets and liabilities as of December 31, 1994 was $1.71 billion and $1.66 billion, or $16 million and $3 million in excess of carrying value, respectively. The increase in excess of fair value over the carrying value of Financial Instrument assets of $27 million is attributed, in the opinion of management, to the large decline in substandard loans and resulting reduction in credit risk, and the effect of lower market interest rates from a year ago. The slight increase in excess of fair value over carrying value of Financial Instrument liabilities, is attributed, in the opinion of management, to the decline in market interest rates at December 31, 1995, particularly deposit rates, compared with a year ago.

Comparison of 1994 with 1993

Net Interest Income Analysis

Net interest income on a fully taxable equivalent basis decreased slightly from $93.9 million in 1993 to $93.1 million in 1994. The decrease reflects a lower volume of interest-earning assets offset by an improvement in interest rate spread and margin. Spread and margin benefited from interest rate increases throughout the year.

     After a decline in yield on earning assets, principally loans, in the fourth quarter of 1993 and early 1994, yields, driven by higher interest rates, rose considerably throughout the remainder of the year. The result was an improvement in yield on earning assets from 7.46 percent in 1993 to 7.55 percent in 1994. The cost of interest-bearing liabilities, principally deposits, remained relatively stable during 1994 until the fourth quarter when the Company adopted more aggressive deposit pricing. The cost of interest-bearing liabilities for the year was 2.94 percent compared with 3.13 percent in 1993. The increased yield on earning assets, which outpaced increases in the cost of interest-bearing liabilities, produced an improvement in interest rate spread and margin from 4.33 percent and 4.94 percent in 1993 to 4.61 percent and 5.27 percent, respectively, in 1994. The net effect from changes in rates was an increase in net interest income of $5.1 million.

     Average loans outstanding in 1994 were $1.28 billion, a decrease of $152 million from 1993. Average interest-bearing deposits were $1.18 billion, $111 million below the 1993 level. The effect from changes in volume of loans, deposits and other interest-bearing balances was a decrease in net interest income of $5.9 million.

     The  following  table  attributes  changes in interest  income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the year ended December 31, 1994 when compared with the year ended December 31, 1993. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                                               Increase (Decrease) From Year Ended December 31, 1993
                                                        Year Ended                                   Amount Due to Changes in
(Dollars in thousands)                                December 31, 1994       Total Change         Volume             Rate
Interest income:
        Interest and fees on loans*                       $       104,322 $       (7,264) $       (12,208)        $       4,944
        Interest and dividends on securities:
                Taxable                                            27,206         (2,097)             110                (2,207)
                Non-taxable*                                          557           (262)            (499)                  237
        Interest on excess funds sold and other                     1,197          1,101            1,048                    53
                                                                    -----          -----            -----                    --
                Total interest income*                            133,282         (8,522)         (11,549)                3,027
                                                                  -------         ------          -------                 -----
Interest expense:
        Interest on NOW,  money market and regular savings         16,460         (4,000)          (1,147)               (2,853)
        Interest on time deposits                                  16,447         (3,393)          (2,576)                 (817)
        Interest on short-term borrowings                           6,240              1           (1,455)                1,456
        Interest on other borrowings                                1,066           (339)            (448)                  109
                                                                    -----           ----             ----                   ---
                Total interest expense                             40,213         (7,731)          (5,626)               (2,105)
                                                                   ------         ------           ------                ------
Net interest income                                       $        93,069 $         (791) $        (5,923)        $       5,132
                                                          =============== ==============  ===============         =============

* Fully taxable equivalent at the federal income tax rate of 34 percent and includes applicable state taxes net of federal benefit. The tax equivalent adjustment on loans was approximately $.8 million and on non-taxable securities was approximately $.2 million.

Noninterest Income

Total noninterest income was $30.3 million in 1994, a decrease of $6.4 million from 1993. Gains from the sale of securities decreased $3.1 million, asset management fees decreased $1.4 million and service charges on deposit accounts decreased $.5 million due to decline in fee-based deposit accounts as well as higher average individual customer account balances which reduced the amount of fees assessed. Residual income on maturing equipment leases decreased $.8 million.

     Other noninterest income of $1.4 million declined $.5 million from 1993. Income recognized in connection with home equity loans purchased from the Resolution Trust Corporation decreased $.4 million. These loans were originally purchased at a substantial discount in 1991 and have returned principal on a schedule closer to the original contractual amount. These decreases to other noninterest income were partially offset by fees derived from sales of mutual funds, a new product introduced in May 1994.

Noninterest Expense

Total noninterest expense decreased $2 million to $91.4 million in 1994. Foreclosed asset and workout expense declined $10.4 million as a result of lower writedowns of other real estate owned. Salary and employee benefits increased $4.2 million over 1993. In 1994 salary and employee benefits included expenses related to severance agreements of $1 million and a $1.2 million Asset Management Division revenue-sharing provision. Refer to "Comparison of 1995 with 1994" under Noninterest Expense for a discussion of USTC revenue-sharing provisions. The increase in salary and employee benefits also reflected the addition of a qualified mutual fund sales staff and increases in professional staff to improve loan administration and monitoring of credit quality. In addition, the rise reflects normal merit raises and employee benefit cost increases. FDIC deposit insurance premiums declined $.4 million as a result of a lower level of deposits compared with 1993.

     Other noninterest expense increased $4.0 million in 1994, reflecting $1 million in increased legal fees, $1 million in advertising and promotion, $.4 million in collateral appraisal fees, $.5 million in facility consolidation provisions and $.9 million in fees for consulting services by certain former Company executives. The higher other noninterest expense also stems from a $.8 million reduction in the Company's reserve for litigation recorded in 1993. The increases were partially offset by a reduction in the cost of property and casualty insurance of $.4 million. The major components of other noninterest expense were:

                                                     Year Ended December 31,
(Dollars in thousands)                               1994              1993
Legal and consulting                           $        3,553   $       1,801
Furniture and equipment                                 3,476           3,614
Advertising and promotion                               2,307           1,280
Amortization of intangibles                             1,367           1,367
Service bureau and other data processing                1,173           1,151
Special provisions for litigation                                        (750)
Other                                                  11,651          11,059
                                                       ------          ------
        Total other noninterest expense        $       23,527   $      19,522
                                               ==============   =============

ITEM 8. Financial Statements and Supplementary Material






Index to Financial Statements
Financial Statements                                                                                                    Page
Report of Independent Public Accountants                                                                                30
Consolidated Balance Sheets-- December 31, 1995 and 1994                                                                31
Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993                                  32
Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 1995, 1994 and 1993     33
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993                              34
Notes to Consolidated Financial Statements                                                                              35

                    Report of Independent Public Accountants



To the Stockholders and Board of Directors of UST Corp.:

We have audited the accompanying consolidated balance sheets of UST Corp. (a Massachusetts corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Corp. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As explained in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes and investments by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1993 and December 31, 1993, respectively.


/s/ Arthur Andersen LLP

Arthur Andersen LLP

Boston, Massachusetts
January 29, 1996

30

Consolidated Balance Sheets
                                                                                                 December 31,
(Dollars in thousands, except share amounts)                                                  1995         1994
Assets
Cash, due from banks and interest-bearing deposits (Note 3)                                $   89,799   $   93,079
Excess funds sold                                                                                           10,000
Securities (Notes 2 and 4):
        Securities available-for-sale:
                Mortgage-backed securities                                                    246,521      195,009
                U.S. Treasury, corporate notes and other                                      329,152      206,631
                                                                                              -------      -------
                        Total securities available-for-sale                                   575,673      401,640
        Securities held-to-maturity                                                                            100
                                                                                             --------          ---
                        Total securities                                                      575,673      401,740
Loans (Notes 5, 15, and 17):
        Loans-- net of unearned discount of $33,419 in 1995 and $18,604 in 1994             1,272,077    1,276,683
        Reserve for possible loan losses                                                      (56,029)     (64,088)
                                                                                              -------      -------
                        Total loans, net                                                    1,216,048    1,212,595
Premises, furniture and equipment, net (Note 6)                                                31,840       32,403
Loans held-for-sale (Note 2)                                                                   13,098
Intangible assets, net                                                                          4,650        6,445
Other real estate owned, net (Note 7)                                                           3,015        9,958
Other assets (Notes 10 and 13)                                                                 34,965       37,012
                                                                                               ------       ------
                        Total Assets                                                       $1,969,088   $1,803,232
                                                                                           ==========   ==========

Liabilities and Stockholders' Investment
Deposits:
        Demand                                                                             $  372,917   $  371,716
        Interest-bearing demand (NOW accounts)                                                166,011      168,434
        Money market                                                                          210,924      271,898
        Regular savings                                                                       244,680      285,350
        Time:
                Certificates of deposit over $100 thousand                                    112,426       79,373
                Other                                                                         405,779      314,035
                                                                                              -------      -------
                        Total deposits                                                      1,512,737    1,490,806
Short-term borrowings (Note 8)                                                                242,962      158,989
Other borrowings (Note 9)                                                                         143        9,964
Other liabilities (Note 10)                                                                    39,578       10,839
                                                                                               ------       ------
                        Total liabilities                                                   1,795,420    1,670,598
Commitments and contingencies (Notes 16 and 17)
Stockholders'  investment (Notes 2, 4, 9, 11, and 14):
        Preferred stock $1 par value; Authorized -- 4,000,000 shares; Outstanding -- None
Common  stock  $.625  par  value;  Authorized  --  30,000,000 shares;
             Outstanding-- 17,843,582 and 17,614,792 shares in 1995 and 1994, respectively     11,152       11,009
        Additional paid-in capital                                                             74,158       72,129
        Retained earnings                                                                      87,253       73,183
        Unrealized gain (loss) on securities available-for-sale, net of tax                       961      (23,601)
        Deferred compensation and other                                                           144          (86)
                                                                                                  ---          ---
        Total stockholders' investment                                                        173,668      132,634
                                                                                              -------      -------
                        Total Liabilities and Stockholders' Investment                     $1,969,088   $1,803,232
                                                                                           ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
                                                                                               Year Ended December 31,
(Dollars in thousands, except share amounts)                                          1995               1994           1993
Interest income:
        Interest and fees on loans                                              $       118,666 $       103,526 $       110,673
        Interest and dividends on securities:
                Taxable                                                                  25,746          27,206          29,242
                Non-taxable                                                                 204             215             265
                Dividends                                                                   306             168             352
        Interest on excess funds and other                                                3,047           1,197              96
                                                                                          -----           -----              --
                        Total interest income                                           147,969         132,312         140,628
                                                                                        -------         -------         -------
Interest expense:
        Interest on deposits                                                             42,683          32,907          40,300
        Interest on short-term borrowings                                                 9,281           6,240           6,239
        Interest on other borrowings                                                        571           1,066           1,405
                                                                                            ---           -----           -----
                        Total interest expense                                           52,535          40,213          47,944
                                                                                         ------          ------          ------
        Net interest income                                                              95,434          92,099          92,684
Provision for possible loan losses (Note 5)                                              13,090          24,281          68,427
                                                                                         ------          ------          ------
        Net interest income after provision for possible loan losses                     82,344          67,818          24,257
                                                                                         ------          ------          ------
Noninterest income:
        Asset management fees                                                            13,276          14,419          15,798
        Corporate services income                                                         8,529           8,198           8,365
        Service charges on deposit accounts                                               4,637           4,893           5,356
        Securities gains, net (Note 4)                                                    1,802           1,105           4,222
        Lease residual income                                                               682             362           1,148
        Other                                                                             1,044           1,357           1,834
                                                                                          -----           -----           -----
                        Total noninterest income                                         29,970          30,334          36,723
                                                                                         ------          ------          ------
Noninterest expense:
        Salary and employee benefits (Note 10)                                           44,287          42,650          38,467
        Net occupancy expense                                                             7,672           7,837           7,419
        Foreclosed asset and workout expense (Note 7)                                     5,784           8,820          19,187
        Credit card processing expense                                                    4,408           3,955           3,815
        Deposit insurance assessment (Note 12)                                            3,067           4,566           4,931
        Other (Note 12)                                                                  22,969          23,527          19,522
                                                                                         ------          ------          ------
                        Total noninterest expense                                        88,187          91,355          93,341
                                                                                         ------          ------          ------
Income (loss) before income taxes                                                        24,127           6,797         (32,361)
        Income tax provision (benefit) (Note 13)                                          9,169           2,051         (11,511)
                                                                                          -----           -----         -------
Net income (loss) before change in accounting method                                     14,958           4,746         (20,850)
Cumulative effect of change in method of accounting for income taxes (Note 2)                                              (750)
                                                                                        -------         -------            ----
                        Net income (loss)                                       $        14,958 $         4,746 $       (20,100)
                                                                                =============== =============== ===============
Per share data:
        Net income (loss)                                                       $           .83 $           .27    $      (1.31)
        Cash dividends declared                                                 $           .05
Weighted average number of common shares (Note 11)                                   18,068,203      17,780,032      15,362,251

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Investment
                                                                  Common Stock                              Unrealized   Deferred
                                                                                    Additional    Retained  Gain/(Loss Compensation)
(Dollars and shares in thousands)                                Shares   Amount Paid-in Capital Earnings on Securities) and Other)
Balance December 31, 1992                                        14,037  $   8,773   $   47,694  $   88,537  $   (17)    $   (1,107)
        Net loss                                                                                    (20,100)
        Common stock sales (Note 14)                              3,155      1,972       21,271
        Stock option exercises and stock issued under restricted
                stock plans (Notes 10 and 11)                        96         59          622
        Cumulative effect of change in method of accounting
                for investment securities, net of tax (Note 2)                                                 3,335
        Change in unrealized loss on equity securities                                                            17
        Reduction in ESOP loan guarantee (Note 9)                                                                               321
        Activity in Directors Deferred Compensation Program,
                net (Note 11)                                        17         11          107                               1,324
                                                                     --         --          ---       -----     ----          -----
Balance December 31, 1993                                        17,305     10,815       69,694      68,437    3,335            538
        Net income                                                                                    4,746
        Stock option exercises and stock issued under restricted
                stock plans (Notes 10 and 11)                       258        162        2,108                                (664)
        Change from net unrealized gain to loss on securities
                available-for-sale, net of tax (Note 2)                                                       (26,936)
        Reduction in ESOP loan guarantee (Note 9)                                                                               322
        Activity in Directors Deferred Compensation Program,
                net (Note 11)                                        52         32          327                                (282)
                                                                     --         --          ---        ----      ----          ----
        Balance December 31, 1994                                17,615     11,009       72,129      73,183   (23,601)          (86)
                Net income                                                                           14,958
                Stock option exercises and stock issued under
                     restricted stock plans (Notes 10 and 11)       223        139        1,987                                (171)
                Change from net unrealized loss to gain on
                     securities available-for-sale, net of
                     tax (Note 2)                                                                              24,562
                Reduction in ESOP loan guarantee (Note 9)                                                                       321
                Activity in Directors Deferred Compensation
                     Program, net (Note 11)                           6          4           42                                  80
                Cash dividends declared                                                                (888)
                                                                    ---        ---          ---        ----     -----          ----
        Balance December 31, 1995                                17,844  $  11,152   $   74,158  $   87,253  $    961   $       144
                                                                 ======  =========   ==========  ==========  ========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
                                                                                                 Year Ended December 31,
(Dollars in thousands)                                                                    1995            1994            1993
Cash flows from operating activities:
        Net income (loss)                                                           $       14,958  $       4,746   $       (20,100)
        Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Cumulative effect of change in accounting method                                                               (750)
                Provision for possible loan losses                                          13,090         24,281            68,427
                Depreciation and amortization                                                5,244          5,295             5,029
                Amortization of gain on sale/leaseback                                        (372)          (384)             (384)
                Amortization of security premiums and discounts, net                           481            732             1,344
                Securities gains, net                                                       (1,802)        (1,105)           (4,222)
                (Gain) loss on sale of other real estate owned, net                           (450)          (384)            1,075
                Writedowns of other real estate owned                                        2,035          2,360            10,346
                Deferred income tax (benefit) expense                                       (1,558)         7,134            (4,494)
                Increase in accruals and other, net                                         13,668         13,149            22,099
                                                                                            ------         ------            ------
                        Net cash provided by operating activities                           45,294         55,824            78,370
Cash flows (used) provided by investing activities:
        Sales and maturities of investment securities                                                                         5,584
        Purchase of investment securities                                                                                    (1,063)
        Proceeds from sales of securities held for sale                                                                     321,517
        Proceeds from sales of securities available-for-sale                                56,019         61,669
        Proceeds from maturities of securities available-for-sale                           25,599        196,943
        Purchases of securities held for sale                                                                              (387,472)
        Purchases of securities available-for-sale                                        (223,026)      (144,794)
        Purchases of securities held-to-maturity                                                             (100)
        Net decrease (increase) in excess funds sold                                        10,000         11,000           (20,700)
        Net (increase) decrease in loans                                                   (21,689)        37,735            72,247
        Proceeds from other real estate owned                                               10,503          8,753            13,693
        Purchases of premises and equipment                                                 (2,884)        (3,670)           (1,268)
                                                                                            ------         ------            ------
                        Net cash (used) provided by investing activities                  (145,478)       167,536             2,538
Cash flows provided (used) by financing activities:
        Net decrease in nontime deposits                                                  (102,866)       (91,940)          (90,408)
        Net increase (decrease) in certificates of deposit                                 124,797        (58,052)          (60,725)
        Net increase (decrease) in short-term borrowings                                    83,973        (67,279)           24,217
        Payments on other borrowings                                                        (9,500)        (4,000)           (4,000)
        Cash dividends paid                                                                   (888)
        Issuance of common stock for cash, net                                               1,388            792            23,677
                                                                                             -----            ---            ------
                        Net cash provided (used) by financing activities                    96,904       (220,479)         (107,239)
                                                                                            ------       --------          --------
        (Decrease) increase in cash and cash equivalents                                    (3,280)         2,881           (26,331)
        Cash and cash equivalents at beginning of year                                      93,079         90,198           116,529
                                                                                            ------         ------           -------
        Cash and cash equivalents at end of year                                    $       89,799  $      93,079   $        90,198
                                                                                    ==============  =============   ===============
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
                Interest                                                            $       51,730  $      39,853   $        48,959
                                                                                    ==============  =============   ===============
                Income taxes                                                        $        7,768  $       2,204   $         1,210
                                                                                    ==============  =============   ===============
Noncash transactions:
        Transfers from investment portfolio to securities held for sale                                             $         7,103
        Transfers from securities held-to-maturity to securities available-for-sale $          100                  ===============
                                                                                    ==============
        Transfers from other assets to securities available-for-sale                $          499  $         300
                                                                                    ==============  =============
        Transfers from loans to other real estate owned                             $        6,175  $      24,872   $        35,827
                                                                                    ==============  =============   ===============
        Transfers from loans to loans held-for-sale, net                            $       13,098
                                                                                    ==============
        Financed other real estate owned sales                                      $          565  $      14,732   $        24,885
                                                                                    ==============  =============   ===============
        Common stock issuance                                                       $          784  $       1,837   $           365
                                                                                    ==============  =============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

         Notes to Consolidated Financial Statements, December 31, 1995

(1) Nature of Operations

UST Corp. is a bank holding company with three principal  banking  subsidiaries:
USTrust and United States Trust Company ("USTC"), each headquartered in Boston, Massachusetts, and UST Bank/Connecticut ("UST/Conn"), headquartered in Bridgeport, Connecticut. UST Corp. and its banking and nonbanking subsidiaries (the "Company") is engaged in a single line of business, that of providing a broad range of financial services principally to individuals and small- and medium-sized companies in the New England region. Included in these services are commercial banking, consumer services, trust and money management, and equipment leasing. The Company through its banking subsidiaries operates 28 banking branches in the greater Boston area and 4 banking branches in the Bridgeport area.

(2) Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practice in the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reporting and disclosure of assets and liabilities, including those that are of a contingent nature, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting and reporting policies of the Company are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of UST Corp. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The parent company only financial statements contained in
Note 18 reflect investments in subsidiaries using the equity method of accounting.
     Certain reclassifications have been made to prior year balances to conform with the current year presentation. Assets owned by others and held in a fiduciary or agency capacity are not included in the consolidated balance sheets.

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

     Trading Securities -- Debt and equity securities with readily determinable market values that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are carried at fair value, with unrealized gains and losses included in current earnings. At December 31, 1995 and 1994, the Company had no securities classified as trading.

     Securities Available-for-Sale -- Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value, with unrealized after-tax gains and losses reported as a separate component of stockholders' investment. At December 31, 1995, stockholders' investment was increased by an unrealized gain related to SFAS No. 115 of $961,000 net of taxes of $721,000.

     Securities that do not have readily determinable market values are carried at cost and classified in other assets. At December 31, 1995 and 1994, such
securities   amounted  to   $4,201,000   and   $3,908,000,   respectively.

     For mortgage-backed securities, the Company recalculates the effective yield on the investment to reflect the actual prepayment results and estimated future prepayments. The net investment in these securities is adjusted to the amount that would have existed had the new estimated average life and effective yield been applied since the acquisition of the securities. Such adjustments are charged or credited to interest income in the current period.

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

Buildings and building improvements     10-40 years
Furniture and equipment                  3-10 years

     Leasehold improvements are amortized over the life of the lease agreements plus one renewal period.

Loan Income and Fees

Most installment loans and certain commercial time loans are made on a discounted basis. The unearned discount applicable to such loans is recorded as income monthly by use of the actuarial method. Interest income on nondiscounted loans is accrued based on the principal amount of loans outstanding.

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

Reserve for Possible Loan Losses

The reserve for possible loan losses is maintained at a level considered adequate by management to provide for possible losses from loans, leases and commitments to extend credit. Adequacy of the reserve is determined by management using a consistent methodology which analyzes the size and risk of the loan portfolio on a monthly basis. Factors in this analysis include past loan loss experience and asset quality, as reflected by trends of delinquent, nonaccrual and restructured loans and the Company's credit risk rating profile. Consideration is also given to the current and expected economic conditions and, in particular, how such conditions affect the types of credits in the portfolio and the market area in general. This analysis is documented using a combination of numerical and qualitative analysis and includes sensitivity testing and a written conclusion. The reserve is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the current period.

Loans Held-For-Sale

In December 1995, the Company transferred certain loans to an accelerated disposition portfolio, "Loans held-for-sale." Such loans were transferred at their estimated disposition values less estimated cost of disposal. The excess, if any, of the loan balance over the estimated disposition value less estimated cost of disposal was charged to the reserve for possible loan losses.

Other Real Estate Owned

Other real estate owned ("OREO") includes properties which the Company has acquired through foreclosure or in settlement of loans. All OREO is held for sale and carried at the lower of the loan value or fair value of the property acquired, less estimated costs to sell ("net realizable value"). At the time of foreclosure, the excess, if any, of the loan value over the net realizable value, is charged to the reserve for possible loan losses. The carrying value of OREO is reviewed periodically. Subsequent declines in the fair value of the property and net operating results of the property are included in noninterest expense, "Foreclosed asset and workout expense."

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

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," on January 1, 1993. This statement requires the use of the "liability method" of providing deferred income taxes under which the amount of deferred taxes on the balance sheet is adjusted whenever tax rates or provisions of income tax law are changed. This change in accounting principle increased net income $750,000 in January 1993, representing the cumulative effect of the new standard on the balance sheet at the date of adoption.

Earnings (Loss) Per Share

Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Average dilutive common stock equivalents were 382,206 for 1995 and 379,059 for 1994. Loss per share computations for 1993 do not include common stock equivalents due to their antidilutive effect. The dual presentation of primary and fully diluted earnings per share is not presented since the difference from earnings per share is not material.

Intangible Assets

Intangible assets include goodwill and core deposit intangibles which are stated at cost less accumulated amortization. Cost of purchased businesses in excess of net assets acquired ("goodwill") includes amounts being amortized over twenty- and forty-year periods. Amortization expense was $122,500 in each of 1995, 1994 and 1993. Values assigned to deposits of purchased businesses ("core deposit intangibles") are being amortized over seven- and thirteen-year periods. Amortization expense was $1,675,500 in 1995 and $1,245,000 in 1994 and 1993.

     On a periodic basis, the Company reviews its goodwill and core deposit intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, and, if appropriate, reduces the carrying amount through a charge to other noninterest expense.

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

Recent Accounting Developments

The FASB issued in March 1995, SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This Statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment would be estimated if the sum of the expected future cash flows to result from the use and eventual disposition of the asset is less than the carrying amount of the asset. This Statement does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights, or deferred tax assets. This Statement would apply for fiscal years beginning after December 15, 1995. While the effect on the Company has not yet been determined, the adoption of this Statement could have a material impact on the Company's results of operations in future periods.

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

(3) Restrictions on Cash and Due From Banks

At December 31, 1995 and 1994, cash and due from banks included $34,830,000 and $34,173,000, respectively, to satisfy the reserve requirements of the Federal Reserve Board.

(4) Securities

A comparison of the amortized cost, estimated fair value and gross unrealized gains and losses as of December 31, 1995 and December 31, 1994 for securities available-for-sale and held-to-maturity follows:

                                                                                              1995
                                                                                     Gross           Gross
                                                                   Amortized       Unrealized      Unrealized           Fair
(Dollars in thousands)                                                Cost           Gains           Losses             Value
Securities available-for-sale:
        Mortgage-backed securities:
                FHLMC                                           $       155,916 $       1,486   $       (411)   $       156,991
                FNMA                                                     89,239           799           (508)            89,530
                                                                         ------           ---           ----             ------
                        Total mortgage-backed securities                245,155         2,285           (919)           246,521
        U.S. Treasury and federal agencies                              197,641           570         (1,244)           196,967
        Asset-backed securities                                          85,157           443                            85,600
        Corporate debt securities                                        40,499           323             (2)            40,820
        States and municipalities                                         3,169            85                             3,254
        Marketable equity securities                                      1,806           159            (20)             1,945
        Foreign governments                                                 390                                             390
        All other securities                                                176                                             176
                                                                --------------- -------------   --------------  ---------------
                        Total securities available-for-sale     $       573,993 $       3,865   $       (2,185) $       575,673
                                                                =============== =============   ==============  ===============

                                                                                              1994
                                                                                     Gross           Gross
                                                                   Amortized       Unrealized      Unrealized           Fair
(Dollars in thousands)                                                Cost           Gains           Losses             Value
Securities available-for-sale:
  Mortgage-backed securities:
    FHLMC                                                       $       132,241 $       97      $       (8,765) $       123,573
    FNMA                                                                 77,761         45              (6,370)          71,436
                                                                         ------         --              ------           ------
       Total mortgage-backed securities                                 210,002        142             (15,135)         195,009
  U.S. Treasury and federal agencies                                    154,823          5             (12,414)         142,414
  Corporate debt securities                                              59,716        208              (1,611)          58,313
  States and municipalities                                               3,577         49                (133)           3,493
  Marketable equity securities                                            1,954        120                (254)           1,820
  Foreign governments                                                       425                                             425
  All other securities                                                      166                                             166
                                                                            ---     ------                 ---           ------
       Total securities available-for-sale                      $       430,663 $      524     $       (29,547) $       401,640
                                                                =============== ==========     ===============  ===============
Securities held-to-maturity:
  States and municipalities                                     $           100                $            (3) $            97
                                                                ===============                ===============  ===============
        Total securities held-to-maturity                       $           100                $            (3) $            97
                                                                ===============                ===============  ===============

The amortized cost and estimated fair value of debt securities at December 31, 1995 and 1994, by contractual maturity, are shown in the table below. Actual maturities are expected to differ from contractual maturities because some borrowers have the right to prepay without penalty. Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives. Equity securities, which have no contractual maturity, are presented in the aggregate.

                                                                                        1995                    1994
                                                                               Amortized    Estimated   Amortized   Estimated
(Dollars in thousands)                                                            Cost     Fair Value      Cost    Fair Value
Securities available-for-sale:
Mortgage-backed securities:
        Due after 5 years through 10 years                                    $    38,276 $    38,521 $    26,144 $    25,967
        Due after 10 years                                                        206,879     208,000     183,858     169,042
                                                                                  -------     -------     -------     -------
                Total mortgage-backed securities                                  245,155     246,521     210,002     195,009
All other debt securities:
        Due in 1 year or less                                                      22,052      22,197      22,706      22,624
        Due after 1 year through 5 years                                          233,296     233,676     168,449     159,047
        Due after 5 years through 10 years                                         70,594      70,198      25,935      21,575
        Due after 10 years                                                            914         960       1,451       1,399
                                                                                      ---         ---       -----       -----
                Total debt securities                                             572,011     573,552     428,543     399,654
                Total marketable equity securities and all other securities         1,982       2,121       2,120       1,986
                                                                                    -----       -----       -----       -----
                Total                                                         $   573,993 $   575,673 $   430,663 $   401,640
                                                                              =========== =========== =========== ===========
Securities held-to-maturity:
        Due after 1 year through 5 years                                                              $       100 $        97
                                                                                                      =========== ===========
                Total                                                                                 $       100 $        97
                                                                                                      =========== ===========

     Proceeds from sales of debt securities available-for-sale during 1995 were $53,474,000 and $60,061,000 during 1994. Gross gains of $132,000 for 1995 and
$79,000 for 1994 and gross losses of $229,000 for 1995 and none for 1994 were realized on those sales. Net gains on all securities were $1,802,000, $1,105,000, and $4,222,000 for 1995, 1994, and 1993, respectively. The 1995 gains were comprised principally from the sale of equity securities.

     At December 31, 1995, securities carried at $215,276,000 were pledged to secure public and trust deposits, securities sold under agreements to repurchase and for other purposes as required by law.

(5) Loans

The composition of the loan portfolio (net of unearned discount) at December 31, 1995 and 1994 was as follows:

(Dollars in thousands)                              1995           1994
Commercial and financial                       $  642,940     $  705,075
Commercial real estate:
        Construction                               16,937         13,109
        Developer, investor and land              207,710        265,624
Consumer:
        Residential mortgage                       85,806         90,643
        Home equity                                70,066         64,068
        Indirect automobile installment           197,148         90,255
        Other consumer                             23,015         21,964
Lease financing                                    28,455         25,945
                                                   ------         ------
                                                1,272,077      1,276,683

Reserve for possible loan losses                  (56,029)       (64,088)
                                                  -------        -------
                                               $1,216,048     $1,212,595
                                               ==========     ==========

Most of the Company's lending activity is with customers located within the states of Massachusetts and Connecticut. At year-end 1995, the Company's exposure to credit risk principally secured by commercial real estate, home equity and residential real estate included $381 million of loans. Refer to Note 17 for additional discussion of concentration of credit risk.

Reserve for Possible Loan Losses

Analysis of the reserve for possible loan losses for the three years ended December 31, 1995, 1994 and 1993 is as follows:

(Dollars in thousands)                            1995            1994           1993
Balance at beginning of period              $       64,088 $       64,465 $       50,478

Loans charged-off                                  (29,074)       (31,059)       (58,198)
Recoveries on loans previously charged-off           7,925          6,401          3,758
                                                     -----          -----          -----
Net chargeoffs                                     (21,149)       (24,658)       (54,440)

Provisions charged to operations                    13,090         24,281         68,427
                                                    ------         ------         ------
Balance at end of period                    $       56,029 $       64,088 $       64,465
                                            ============== ============== ==============

     In June 1993 the Company recorded a special $30 million provision for loan losses which is included in the above table.

Impaired Loans

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for
Impairment of a Loan," which the Company adopted on January 1, 1995. SFAS No. 114 requires, among other things, that creditors measure impaired loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. For purposes of this Statement, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due, including interest, according to the contractual terms of the loan agreement. SFAS No. 114 as amended by SFAS No. 118, allows creditors to use their existing methods of recognizing interest income on impaired loans.

     Loans recognized by the Company as nonaccrual and restructured have been classified "impaired loans" by the Company in accordance with SFAS No. 114. At December 31, 1995, total impaired loans were $25.7 million, comprised of $1.4 million that required reserves of $.3 million and $24.3 million that did not require a related reserve since there was no dollar impairment as measured by the Statement's provisions. The average recorded investment in impaired loans for the year ended December 31, 1995 was $45 million. The reserve for possible loan losses has not required an additional loan loss provision as a result of the adoption of this Statement. The methodology used in the required reserve calculation utilized the fair value of collateral.

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

     Nonaccrual loans were $19.9 million and $59.9 million at December 31, 1995 and December 31, 1994, respectively. Accruing restructured loans totaled $5.8 million and $15.8 million at December 31, 1995 and 1994, respectively. For the years ended December 31, 1995 and 1994, the amount of interest income on nonaccrual and restructured loans that would have been recognized if the loans had been paying in accordance with their original terms, was $3,131,000 and $6,259,000, respectively, while the amount recognized as interest income in the same periods was $2,522,000 and $3,188,000, respectively.

(6) Premises, Furniture and Equipment

A summary of the accounts as of December 31, 1995 and 1994 is as follows:

(Dollars in thousands)                              1995             1994
Land                                          $       2,746   $       2,839
Buildings and leasehold improvements                 33,037          34,861
Furniture and equipment                              15,343          15,450
                                                     ------          ------
                                                     51,126          53,150
Accumulated depreciation and amortization           (19,286)        (20,747)
                                                    -------         -------
                                              $      31,840   $      32,403
                                              =============   =============

     Depreciation and amortization expenses reflected in the consolidated statements of income were $3,445,000, $3,927,000 and $3,662,000 in 1995, 1994 and 1993, respectively.

     On January 3, 1991, the Company sold one of its buildings to an unaffiliated third party for $8.2 million. A portion of the building houses certain functions of the Company which were leased back from the purchaser. This transaction resulted in a gain of approximately $5 million of which $3 million was recognized in 1991 with the difference amortized to income over the life of the lease.

(7) Other Real Estate Owned

Other real estate owned is stated net of valuation allowances. Analysis of the valuation allowances for the three years ended December 31, 1995, 1994 and 1993 is as follows:

                                                  Year Ended December 31,
(Dollars in thousands)                         1995          1994        1993
Balance at beginning of period         $       1,044  $       4,635  $       389
Chargeoffs                                    (2,511)        (5,951)      (6,100)
Provisions charged to operations               2,035          2,360       10,346
                                               -----          -----       ------
Balance at end of period               $         568  $       1,044  $     4,635
                                       =============  =============  ===========

     The net cost of other real estate owned included in foreclosed asset and workout expense in the income statement was $3,596,000, $5,348,000 and $17,087,000 in 1995, 1994 and 1993, respectively. These costs include provisions charged to operations to reflect reductions in net realizable value, net gain or loss on sales and cost of maintaining and operating the properties.

(8) Short-term Borrowings

Short-term borrowings consisted of the following at December 31, 1995 and 1994:

(Dollars in thousands)                                  1995           1994
Federal funds purchased                             $  57,406      $ 19,296
Securities sold under agreements to repurchase        172,689       126,597
Treasury tax and loan note account                     12,867        13,096
                                                       ------        ------
                                                    $ 242,962      $158,989
                                                    =========      ========

     The weighted average interest rates at December 31, 1995 and 1994 were 4.98 percent and 4.74 percent, respectively. The average outstanding short-term borrowings were $179,260,000 in 1995 and $180,325,000 in 1994. The approximate weighted average interest rates during the year were 5.18 percent in 1995 and
3.46 percent in 1994. The maximum amount of short-term borrowings outstanding at any month end was $242,962,000 in 1995 and $212,174,000 in 1994.

(9) Other Borrowings

Other borrowings consisted of the following at December 31, 1995 and 1994:

(Dollars in thousands)                                                                                  1995   1994
UST Corp.
        8.5% Senior Notes due in installments from 1992 - 1996                                                $8,000
        Guaranteed ESOP debt at 84% of the prime rate,  as established, due in installments to 1996     $143     464
UST Capital Corp.
        11.505% note to the Small Business Administration due 1995                                             1,500
                                                                                                        ----   -----
                                                                                                        $143  $9,964
                                                                                                        ====  ======

     Payments required under the above obligations were $5,821,000 in 1995 and the balance of $143,000 due in 1996. In addition to the required payment in 1995, the Company elected to prepay the final $4,000,000 installment due in 1996 on the 8.5% Senior Notes. Effective with this payment the Company was released from all terms and conditions of the Note agreement.

     The Company has an employee stock ownership plan ("ESOP") which covers substantially all of its employees. The plan is administered by a committee designated by the Board of Directors and is maintained in a separate trust established for that purpose. The trustee obtained third-party financing to purchase shares of UST Corp. common stock and UST Corp. has guaranteed this debt. The purchased shares are allocated to the participants on a pro-rata basis over the period in which they are earned.

(10) Employee Benefit Plans

The Company has a noncontributory, defined benefit retirement plan covering all employees who meet specified age and employment requirements. The Company also has a nonqualified, unfunded supplemental retirement plan, which covers certain officers of the Company. The plans provide pension benefits that are based on the employee's compensation during the highest four consecutive years before retirement. The following summary sets forth each plan's funded status and amounts included in the Company's consolidated balance sheets as of December 31, 1995 and 1994:

                                                                                Qualified Plan              Supplemental Plan
(Dollars in thousands)                                                        1995           1994           1995         1994
Actuarial present value of benefit obligations:
        Vested benefit obligation                                       $       15,124 $       10,980 $       1,186  $       949
        Nonvested benefit obligation                                               402            309            26            5
                                                                                   ---            ---            --            -
        Accumulated benefit obligation                                          15,526         11,289         1,212          954
        Effect of projected future compensation levels                           3,863          2,959           330           89
                                                                                 -----          -----           ---           --
Projected benefit obligation for service rendered to date                       19,389         14,248         1,542        1,043
Plan assets, primarily listed stocks and U.S. bonds                             20,514         16,811
                                                                                ------         ------        ------       ------
Excess (deficiency) of plan assets over projected benefit obligation             1,125          2,563        (1,542)      (1,043)
Unrecognized loss (gain)                                                         2,753          1,924          (197)        (442)
Unrecognized prior service asset (obligation)                                     (683)          (751)          292          443
Unrecognized net transition asset                                               (1,354)        (1,625)
                                                                                ------         ------        ------      -------
Prepaid (accrued) costs included in other assets (other liabilities)    $        1,841  $       2,111  $     (1,447) $    (1,042)
                                                                        ==============  =============  ============  ===========

     The actuarial assumptions used for both plans were as follows:

                                                    1995    1994
Discount rate                                       7.0%    8.5%
Rate of increase of future compensation levels      4.0%    5.0%
Expected rate of return on plan assets              9.0%    9.0%

     Net pension cost for 1995, 1994 and 1993 included the following components:

(Dollars in thousands)                               1995             1994           1993
Service cost benefit earned during the period   $       862    $       1,050  $       880
Interest cost on projected benefit obligation         1,377            1,265        1,179
Return on plan assets                                (4,248)             325       (1,232)
Net amortization and deferral                         2,805           (1,789)        (463)
                                                      -----           ------         ----
        Net pension cost                         $      796    $         851  $       364
                                                 ==========    =============  ===========

     The Company has an Employee Savings Plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, which originated in January 1994 and was amended in October 1995, participating employees may defer a portion up to 10 percent of their pretax earnings not to exceed the Internal Revenue Service annual contribution limits. The Company matches each eligible employee's contribution up to 5 percent of the employee's earnings. The rate of matching is 100 percent for the first 1 percent of each employee's contribution and a rate of 25 percent for contributions of greater than 1 percent up to the 5 percent maximum. The Company made a matching contribution of $273,000 and $198,000, respectively, in 1995 and 1994.

     The Company also has an ESOP for substantially all employees. Under the plan, the Company contributes either a fixed amount or a percentage of compensation of all participants.

     Certain key employees are awarded shares of the Company's common stock through the Company's Restricted Stock Ownership Plan adopted in 1989 and the restricted stock program of the Stock Compensation Plan adopted in 1992 and amended in 1994. Under these restricted stock plans 498,570 shares of common stock have been granted. The shares vest to the employee over varying schedules. In 1995, 53,229 restricted shares vested under this plan. At December 31, 1995, there were 84,666 unvested restricted shares outstanding.

Expenses relating to the plans were as follows:

                                                     Year Ended December 31,
                                                Employee                            Employee Savings
(Dollars in thousands)          Pension     Stock Ownership     Restricted Stock        Plan 401(k)
1995                             $796            $425                $490                  $273
1994                              851             425                 558                   198
1993                              364             319                 399

(11) Stock Options

The Company has a Stock Compensation Plan adopted in 1992 and amended in 1994, under the terms of which the Company may issue incentive stock options, nonqualified stock options and shares of restricted stock. At December 31, 1995, 112,069 shares of the Company's common stock remained available for future grants to officers and key employees. The Company's Stock Compensation Plan provides that the number of shares of common stock reserved for future grants under the plan be increased by an amount equal to 1.25 percent of the number of shares outstanding on the first day of each fiscal year. As a result, as of January 1, 1996, 223,045 additional common shares will be reserved for future grants. The Company records stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

The following table presents the activity for the employee stock option program under the Stock Compensation Plan for the years ended December 31, 1995, 1994, and 1993:

                            Number of Shares
                              Under Option  Option Price Per Share    Total
Outstanding December 31, 1992   583,886        $ 5.00 - $ 9.13    $ 3,596,343
Granted in 1993                 300,000        $ 7.50 - $12.00      2,700,000
Canceled in 1993               (161,331)       $ 6.07 - $ 9.18     (1,434,063)
Exercised in 1993               (65,696)                $ 6.07       (398,869)
                                -------                 ------       --------
Outstanding December 31, 1993   656,859        $ 5.00 - $12.00      4,463,411
                                -------        ------   ------      ---------

Granted in 1994               1,004,500        $ 9.00 - $13.38     10,459,688
Canceled in 1994               (283,337)       $ 6.07 - $13.38     (3,542,162)
Exercised in 1994              (123,108)       $ 6.07 - $ 8.62       (760,209)
                               --------        ------   ------       --------
Outstanding December 31, 1994 1,254,914        $ 5.00 - $12.00     10,620,728
                              ---------        ------   ------     ----------

Granted in 1995                 164,100        $10.75 - $14.13      2,207,700
Canceled in 1995                (26,365)       $ 6.07 - $ 9.75       (228,862)
Exercised in 1995              (147,956)       $ 5.00 - $ 9.75     (1,028,062)
                               --------        ------   ------     ----------
Outstanding December 31, 1995 1,244,693        $ 5.00 - $14.13    $11,571,504
                              =========        ======   ======    ===========

Options exercisable at:
        December 31, 1993       290,492        $ 5.00 - $ 8.62    $ 1,770,462
        December 31, 1994       721,936        $ 5.00 - $12.00    $ 5,910,636
        December 31, 1995       838,614        $ 5.00 - $14.13    $ 7,112,906

     In December 1994, the Board of Directors authorized an option substitution program permitting employees to surrender options with an option price of more than $9.75 (the fair market value) in exchange for new options on a one-for-one basis. Outstanding options for 273,500 were exchanged under the program.

     In May 1995,  the  stockholders  approved  the 1995 Stock  Option  Plan for
Directors under which each eligible director would receive option grants for 7,500 shares at fair value. A total of 150,000 shares of the Company's common stock has been reserved for issuance under this Plan. As of December 31, 1995, 118,200 shares were granted and outstanding.

     The Company has a Directors Deferred Compensation Program under which up to 250,000 shares of the Company's common stock may be granted to Directors of the Company or its banking subsidiaries who choose to receive their Director's fees or stipend in shares of the Company in lieu of cash.

(12) Noninterest Expense

Deposit Insurance Assessment

On August 8, 1995, the Federal Deposit Insurance Corporation ("FDIC") voted to reduce insurance premiums paid to the Bank Insurance Fund ("BIF") by the best managed and capitalized banks to 4 cents per $100 of deposits from the then current rate of 23 cents per $100 of deposits. Premiums for savings and loan associations ("Thrifts") insured by the Savings Association Insurance Fund ("SAIF") remain unchanged, ranging from 23 cents for the best managed and capitalized Thrifts to 31 cents per $100 of deposits for those institutions which present a higher risk to the insurance fund. In 1990, the Company purchased the deposits of a failed Thrift institution. Accordingly, the Company's deposit insurance premiums reflect a combination of SAIF and BIF assessments. In the third quarter of this year the Company received a $700 thousand rebate of deposit insurance premiums paid earlier in 1995 as a result of the aforementioned action to reduce premium rates on insured deposits.

     Proposed Federal legislation may result in a one-time assessment on Thrift deposits that would supplement the weaker Thrift deposit insurance fund followed by a merger of SAIF and BIF. The amount of such a one-time assessment cannot be determined at this time but could have a material impact on the operating results of the Company. Under the proposed legislation, subsequent to the one-time charge, the insurance premium charged on the former Thrift deposits would be reduced.

Other Noninterest Expense

The major components of other noninterest expense were:

                                                     Year Ended December 31,
(Dollars in thousands)                          1995             1994          1993
Furniture and equipment                  $       3,572   $       3,476   $       3,614
Legal and consulting                             2,356           3,553           1,801
Advertising and promotion                        2,123           2,307           1,280
Facility consolidation provisions                1,895             480
Amortization of intangibles                      1,798           1,367           1,367
Service bureau and other data processing         1,274           1,173           1,151
All other                                        9,951          11,171          10,309
                                                 -----          ------          ------
        Total other noninterest expense $       22,969  $       23,527  $       19,522
                                        ==============  ==============  ==============

(13) Income Taxes

The income tax provision (benefit) included in the consolidated statements of income consisted of the following:

                                                Year Ended December 31,
(Dollars in thousands)                  1995            1994           1993
Current tax expense (benefit)*:
        Federal                   $       7,860  $      (6,230) $        (8,302)
        State                             2,867          1,147            1,285
                                          -----          -----            -----
                                         10,727         (5,083)          (7,017)
                                         ------         ------           ------
Deferred tax expense (benefit):
        Federal                          (1,735)         6,588           (4,448)
        State                               177            546              (46)
                                            ---            ---              ---
                                         (1,558)         7,134           (4,494)
                                         ------          -----           ------
                 Total            $       9,169  $       2,051  $       (11,511)
                                  =============  =============  ===============

* The 1995 current provision does not reflect $286 thousand of tax benefits related to stock options exercised that have been credited directly to additional paid-in capital.

     At December 31, 1995 and 1994, cumulative net deferred income tax benefits amounting to $6,983,000 and $11,679,000 were included in the consolidated balance sheets as other assets. Additionally, at December 31, 1995, there were current taxes payable of $1,810,000 included in other liabilities, while at December 31, 1994, there were tax refund receivables of $2,998,000 included in other assets.

     The components of the net deferred tax asset were as follows:

                                                                              December 31,
(Dollars in thousands)                                                     1995           1994
Book reserve for loan losses in excess of tax                        $      23,117  $       26,175
Alternative minimum tax credit                                               6,768           4,988
Investment tax credits                                                       5,498           4,730
Deferred  compensation  benefits not deducted for tax                        1,449           1,264
Securities mark to market  adjustment  deferred for tax                     (1,198)         (1,779)
Book writedowns on foreclosed  real estate,  not deducted for tax              240             323
Net  operating  losses*                                                                     12,207
Tax deductions on leveraged  leases deferred for book                      (14,919)        (17,226)
Loan  mark to  market  adjustment  for tax                                 (12,990)        (11,228)
Pension  expense deducted for tax not book                                    (741)           (850)
Tax basis in partnership  investment  less than book                          (704)           (708)
Cumulative tax depreciation in excess of book                                 (583)           (675)
Tax basis in core  deposits  less  than book                                  (355)           (850)
Valuation  allowance (state)                                                  (181)           (365)
Valuation  allowance  (federal)*                                                            (6,017)
Other,  net                                                                  1,582           1,690
                                                                             -----           -----
                Total deferred tax asset                             $       6,983  $       11,679
                                                                     =============  ==============

* The federal valuation allowance in 1994 was related primarily to the unrealized loss on securities available-for-sale. This amount was reversed during 1995 as the market value of the securities portfolio increased and the tax effect on the unrealized loss component of stockholders' investment decreased.

     The provisions for income taxes differ from the amounts computed by applying the U.S. statutory federal tax rate of 35 percent in 1995 and 1993 and 34 percent in 1994 to income (loss) before income taxes principally due to:

                                                                           Year Ended December 31,
(Dollars in thousands)                                               1995           1994             1993
Tax (benefit) at statutory rate                                $       8,444  $       2,311  $       (11,326)
Increases (reductions) from:
        Tax-exempt income on investment securities and loans            (596)          (676)            (832)
        State income taxes, net of federal income tax benefit          1,979          1,118              818
        Low income housing credits                                      (724)          (911)            (862)
        Other, net                                                        66            209              691
                                                                          --            ---              ---
Tax expense (benefit) recorded                                 $       9,169  $       2,051  $       (11,511)
                                                               =============  =============  ===============

(14) Capital and Former Regulatory Agreements

In 1993, the Company sold 500,000 shares of its common stock in a private placement for a cash price of $3,750,000. Substantially all of the net proceeds of that placement were used to repay principal on the Company's long-term debt. Also in 1993, the Company sold 2.87 million shares of its common stock in a European offering. These shares were placed with more than sixty institutional investors and the offering was made under Regulation S of the United States Securities and Exchange Commission. Net proceeds of this placement were approximately $21 million.

Dividends

The Company and its banking subsidiaries' ability to pay dividends is subject to certain limitations imposed by statutes of the Commonwealth of Massachusetts and the State of Connecticut, and limitations imposed by bank and bank holding company regulators. Massachusetts statutes restrict the amount of dividends payable by banks to be the balance of their undivided profits, net of any amount transferred to capital in excess of par value. In the case of Connecticut law, the limit is undivided profits plus reserve for possible loan losses. In any event, it is not likely that bank and bank holding company regulators would allow an institution to dividend any amounts which would reduce that institution's capital to below the minimum capital requirement in effect at that time. Refer to "Former Agreements with Bank Regulatory Agencies" below for additional discussion on dividend restrictions.

     In the fourth quarter of 1995, the Company declared and paid a cash dividend of $0.05 per share to stockholders for a total dividend of $888 thousand. During the year the Company received dividends from subsidiaries of $3 million from USTC, $1 million from USTrust and $1 million from JSA Financial Corporation, a nonbanking subsidiary. During 1995 the Company contributed capital to its subsidiaries totaling $1 million to UST/Conn and $6.5 million to JSA Financial Corporation.

Shareholder Rights Plan

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

Stock Repurchase Program

On October 17, 1995, the Company's Board of Directors approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to 500,000 shares, which was approximately 2.8 percent of the Company's common stock outstanding on the date of authorization. The stock buyback is authorized to take place from time to time, subject to prevailing market conditions. Purchases may be made on the open market or in privately negotiated transactions. Shares repurchased are to be held as treasury shares to be used for general corporate purposes, including employee benefit plans.

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

     In June 1995, the Company's Massachusetts-based and largest subsidiary bank, USTrust, was released by the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Commissioner from the terms of its Cease and Desist Order, originally issued in January 1992. In conjunction with the release of the Order, USTrust's Board of Directors adopted a resolution pursuant to which USTrust agreed, among other matters: (i) to continue to maintain a Tier 1 leverage capital ratio of at least 6 percent; (ii) not to pay a dividend which would cause the Bank's Tier 1 leverage capital ratio to fall below 6 percent;
(iii) to continue to implement plans to reduce nonperforming assets and the aggregate level of insider loans; and (iv) to provide a quarterly progress report to the FDIC and the Massachusetts Commissioner. For a discussion of the Order which is no longer in effect, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The Company's second Massachusetts-based banking subsidiary, USTC, was released from a similar Order in 1994; and has also agreed not to declare or pay dividends should the effect of the payment of such dividends cause USTC's Tier 1 leverage capital ratio to fall below 6 percent. On September 14, 1995, UST/Conn was released by the Commissioner of Banks for the State of Connecticut from the terms of its Stipulation and Agreement, originally issued in June 1991. For a discussion of the Agreement which is no longer in effect, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     All banks and bank holding companies are required to meet certain capital requirements. The Company's Tier 1 capital, Total risk-based capital and Tier 1 leverage capital ratios at December 31, 1995 were 10.24 percent, 11.75 percent and 8.83 percent, respectively. The Tier 1 leverage capital ratios for the Company's subsidiary banks, USTrust, USTC and UST/Conn, were 7.92 percent, 32.99 percent and 8.31 percent, respectively. The Company believes its consolidated capital ratios and the capital ratios of its subsidiary banks exceed required minimums.

(15) Related Party Transactions

In the ordinary course of business, the Company's banking subsidiaries have granted loans to certain of the Company's directors and executive officers. All such transactions are made on substantially the same terms as those prevailing at the same time for individuals not affiliated with the Company and its subsidiaries and at the time they were granted did not involve more than the normal risk of collectibility. At December 31, 1995, none of these transactions were on nonaccrual status, nor did they involve delinquent or restructured loans. However, at December 31, 1995, loans to directors of the Company or to their affiliated companies in the amount of approximately $6 million (all to Director Francis X. Messina and his related interests) were characterized as Substandard, in the Company's internal risk rating system. Under the Company's definition, Substandard loans are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. However, the Substandard classification does not imply ultimate loss for each individual loan so classified.

An analysis of loans outstanding in excess of $60,000 to directors and officers related to the foregoing entities at December 31, 1995 is as follows:

(Dollars in thousands)
Balance, December 31, 1994              $46,626
Additions                                     1
Repayments                              (27,883)
                                        -------
Balance, December 31, 1995              $18,744
                                        =======

(16) Commitments and Contingencies

Commitments for leased premises expire at various dates through 2010. At December 31, 1995, minimum rental commitments for noncancelable leases are as follows:

(Dollars in thousands)
1996                           $  3,857
1997                              3,707
1998                              3,343
1999                              2,820
2000                              2,667
thereafter                        3,819
                                  -----
        Total                  $ 20,213
                               ========

     As part of a space consolidation program, the Company recorded a $1.3 million provision in 1995 for future lease commitments on abandoned leased facilities. The 1995 provision will reduce the amount of noninterest expense recorded in future periods for lease commitments listed in the above table. Rent expense for the years ended December 1995, 1994 and 1993 was $3,927,000, $4,133,000, and $3,932,000, respectively.

     In the ordinary course of business, the Company and its subsidiaries become defendants in a variety of judicial and administrative proceedings. In the opinion of management there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision, would result in a material adverse change in the financial condition or results of operations of the Company.

(17) Financial Instruments With On- and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount contained in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

                                                                              Contract or Notional Amount
(Dollars in thousands)                                                December 31, 1995    December 31, 1994
Financial instruments whose contract amount represents credit risk:
        Commitments to extend credit                                   $       387,000      $       308,000
        Standby letters of credit and financial guarantees written              48,000               64,000
        Commercial letters of credit                                             3,000                2,000
        Foreign exchange                                                         1,000                1,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract during its term. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. Of the total commitments to extend credit, approximately $70 million and $76 million were secured by real estate at December 31, 1995 and December 31, 1994, respectively.

     The amount of collateral obtained is based on management's evaluation of the credit risk. Collateral held on commitments and loans varies but may include cash, accounts receivable, inventory, property, plant and equipment.

     Standby and commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of, or payment by, a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral to support these commitments including (but not limited to) cash, account receivables, inventory, property, plant and equipment. The extent of collateral held for those commitments varies from zero to one hundred percent. Of the total standby and commercial letters of credit, approximately $12 million and $15 million were secured by real estate at December 31, 1995 and 1994, respectively.

     The Company's primary loan market is the New England region. Most of the loans outstanding are from eastern Massachusetts and a substantial portion of these loans are various types of real estate loans; still others have real estate as additional collateral. Approximately 95 percent of the Company's outstanding commercial and real estate loans are collateralized.

     The Company enters into foreign currency exchange contracts exclusively as a service to its customers. Contracts are purchased on the open market and have offsetting customer agreements. The Company is exposed to credit risk in the event the customer fails to deliver or take delivery of the agreed upon currency.

     The Company's securities portfolio consists largely of mortgage-backed securities. These securities carry prepayment risk due to the fact that prevailing interest rates could decline. Under such circumstances an unusually high percentage of homeowners may choose to refinance their first mortgages to take advantage of these lower rates with the result that, under the Company's accounting policy, adjustments reducing gross unamortized premiums would be required. Refer to Note 2, Securities Policies.

     In October 1994, the Financial Standards Board issued Statement of Financial Accounting Standards No. 119 (SFAS No. 119), " Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which is effective for fiscal years ending after December 15, 1994. SFAS No. 119 requires certain disclosures about derivative financial instruments including futures, forward swap and option contracts and other financial instruments with similar characteristics. As of December 31, 1995, there were no derivative financial instruments held by the Company requiring disclosure under SFAS No. 119.

(18) Parent Company Financial Information

Summarized information relative to the balance sheets at December 31, 1995 and 1994 and statements of income and cash flows for the three years in the period ended December 31, 1995 of UST Corp. (parent company only) are presented as follows:

Balance Sheets -- Parent Company Only
                                                                              December 31,
(Dollars in thousands)                                                   1995              1994
Assets:
        Cash, due from banks and interest-bearing deposits        $           952    $         2,258
        Securities purchased under agreements to resell                     5,000
        Securities available-for-sale                                                         15,957
        Investment in banking subsidiaries                                161,920            124,548
        Investment in nonbanking subsidiaries                               5,139                 46
        Premises, furniture and equipment, net                                 76                 69
        Other assets                                                        3,645              3,084
                                                                            -----              -----
                Total assets                                      $       176,732    $       145,962
                                                                  ===============    ===============
Liabilities and Stockholders' Investment:
        Other borrowings                                          $           143    $         8,464
        Other liabilities                                                   2,921              4,864
        Stockholders' investment                                          173,668            132,634
                                                                          -------            -------
                Total liabilities and stockholders' investment    $       176,732    $       145,962
                                                                  ===============    ===============

Statements of Income -- Parent Company Only
                                                                             Year Ended December 31,
(Dollars in thousands)                                              1995            1994               1993
Dividend income                                              $        5,000  $       3,000   $         5,250
Undistributed equity in net income (loss) of subsidiaries            10,518          2,492           (24,065)
Other income                                                          4,216            731               292
                                                                      -----            ---               ---
                                                                     19,734          6,223           (18,523)
Expenses                                                              4,776          1,477             1,577
                                                                      -----          -----             -----
     Net income (loss)                                       $       14,958  $       4,746   $       (20,100)
                                                             ==============  =============   ===============

Statements of Cash Flows -- Parent Company Only
                                                                                              Year Ended December 31,
(Dollars in thousands)                                                                1995            1994            1993
Cash flows from operating activities:
        Net income (loss)                                                       $       14,958  $       4,746  $       (20,100)
        Adjustments to reconcile net income (loss) to net cash
                provided by operating activities:
                Depreciation and amortization                                              125            447              447
                Undistributed (income) loss of affiliates                              (10,518)        (2,492)          24,065
                Loss (gain) on sale of securities                                            2             (5)
                (Increase) decrease in other assets                                       (568)           536             (338)
                (Decrease) increase in other liabilities                                (1,262)           316            1,543
                                                                                        ------            ---            -----
                        Net cash provided by operating activities                        2,737          3,548            5,617
Cash flows provided (used) by investing activities:
        Proceeds from securities                                                        15,957         19,961           26,700
        Purchase of securities                                                                        (35,912)         (47,750)
        Net (increase) decrease in short-term investments                               (5,000)        21,000
        Equity contributed to affiliates                                                (7,500)        (5,400)          (5,250)
                                                                                        ------         ------           ------
                        Net cash provided (used) by investing activities                 3,457           (351)         (26,300)
Cash flows provided (used) by financing activities:
        Repayment of other borrowings                                                   (8,000)        (4,000)          (4,000)
        Proceeds from issuance of common stock, net                                      1,388            792           23,677
        Cash dividends paid                                                               (888)
                                                                                          ----         ------          -------
                        Net cash provided (used) by financing activities                (7,500)        (3,208)          19,677
                                                                                        ------         ------           ------
        Decrease in cash and cash equivalents                                           (1,306)           (11)          (1,006)
        Cash and cash equivalents beginning of year                                      2,258          2,269            3,275
                                                                                         -----          -----            -----
        Cash and cash equivalents end of year                                   $          952  $       2,258  $         2,269
                                                                                ==============  =============  ===============
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
                        Interest                                                $          607  $         938  $         1,415
                                                                                ==============  =============  ===============
                        Income taxes                                            $          550
                                                                                ==============

     Cash dividends paid to the Company in 1995 by consolidated bank subsidiaries totaled $4,000,000 and $3,000,000 in 1994 and none in 1993. Cash dividends paid to the Company by nonbank subsidiaries in 1995 totaled $1,000,000 and none in 1994 and 1993.

(19) Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair market value of financial instruments, whether assets, liabilities or off-balance sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of financial instruments. Fair value estimates which were derived from discounted cash flows or broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

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

     Off-balance sheet financial instruments -- For commitments to extend credit, standby and commercial letters of credit and foreign exchange contracts, the carrying amount which represents accruals of deferred income (fees) arising from these instruments, and the fair value of such deferred income is not material. Refer to Note 17 for notional or contract amounts and a further discussion of off-balance sheet financial instruments.

     Values not determined -- SFAS No. 107 excludes certain assets from its disclosure requirements including real estate included in banking premises and equipment, and the intangible value inherent in the Company's deposit relationships (i.e., core deposits). Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Company.

     The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows:

                                                                         1995                           1994
(Dollars in thousands)                                     Carrying Amount    Fair Value   Carrying Amount    Fair Value
Financial instrument assets:
        Cash and due from banks                            $       89,799  $       89,799  $       93,079  $       93,079
        Securities                                                575,673         575,673         401,740         401,737
        Excess funds sold                                                                          10,000          10,000
        Loans, net                                              1,187,949       1,230,762       1,186,650       1,202,541
        Loans held-for-sale                                        13,098          13,098
Financial instrument liabilities:
        Deposits
                Demand                                     $      372,917  $      372,917 $       371,716  $      371,716
                Interest-bearing demand (NOW accounts)            166,011         166,011         168,434         168,434
                Money market                                      210,924         210,924         271,898         271,898
                Regular savings                                   244,680         244,680         285,350         285,350
                Time                                              518,205         522,189         393,408         396,030
        Short-term borrowings                                     242,962         242,962         158,989         158,989
        Other borrowings                                              143             143           9,964          10,267

(20) Consolidated Selected Quarterly Financial Data (unaudited)

                                                         For Year Ended December 31, 1995        For Year Ended December 31, 1994
                                                       Fourth     Third    Second     First    Fourth     Third    Second     First
(Dollars in thousands, except per share amounts)       Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
Interest income                                        $37,954   $37,626   $36,467   $35,920   $34,238   $33,471   $32,715   $31,887
Interest expense                                        14,311    13,921    12,867    11,436    10,287     9,806    10,036    10,082
Net interest income                                     23,643    23,705    23,600    24,484    23,951    23,665    22,679    21,805
Provision for possible loan losses                       1,800     2,790     3,670     4,830     4,801     7,223     6,545     5,713
Net interest income after provision
  for possible loan losses                              21,843    20,915    19,930    19,654    19,150    16,442    16,134    16,092
Noninterest income                                       7,170     7,083     7,007     8,710     7,241     7,578     7,616     7,900
Noninterest expense                                     21,619    21,287    21,211    24,070    24,451    22,517    22,051    22,336
Income tax expense                                       2,895     2,566     2,182     1,524       576       447       376       653
Net income                                               4,499     4,145     3,544     2,770     1,364     1,056     1,323     1,003
Earnings per share                                     $  0.25   $  0.23   $  0.20   $  0.16   $  0.08   $  0.06   $  0.07   $  0.06

As shown above, the net income of the Company has experienced substantial growth from the modest level of earnings achieved in the early quarters of 1994 to the fourth quarter of 1995 high of $4.5 million. The largest contributor to earnings growth was the quarterly reductions in provision for possible loan losses consistent with the declining level of troubled assets. The lower level of troubled assets also led to a reduction in foreclosed asset and workout expense which is reflected in the quarterly declines in noninterest expense. Net interest income increased throughout the four quarters of 1994 and peaked in the first quarter of 1995 reflecting the positive effect of a rise in interest rates on interest earning assets while the Company controlled the level of costs of interest-bearing liabilities. Noninterest income has remained relatively constant except for quarterly fluctuations due to the recognition of gains on sale of securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

                           Executive Policy Committee

In 1987, the Board of Directors of the Company created an Executive Policy Committee which is the primary management forum of the Company for all strategic and policy decisions. All decisions of the Executive Policy Committee are subject to the review and approval of the Board of Directors of the Company. The Executive Policy Committee has been directed by the Board of Directors to make recommendations to the Board concerning adoption of policies, strategies and programs concerning the following, among other matters: (a) acquisitions and dispositions of corporate entities, assets and/or investments; (b) the issuance of equity and/or debt; (c) engaging in new business activities; (d) the hiring, termination, training and motivation of senior management; (e) the development of marketing programs concerning financial services; (f) improvements to operations, service delivery and implementation of procedures for cost control;
(g) improvements to the financial reporting and financial control systems; (h) improvements to the business information systems; and (i) improvements concerning risk management and legal and regulatory compliance programs. As of February 20, 1996, there were 11 members of the Executive Policy Committee. The members of the Committee are identified and the background of each Committee member is set forth below under "Executive Officers".

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

        Name               age                              Positions and Offices with the Company
                                           (and/or where appropriate, position with one of the Company's subsidiaries)
* Neal F. Finnegan         58     President, Chief Executive Officer and Director of the Company and Chairman,
                                  President and Chief Executive Officer of USTrust

* Domenic Colasacco        47     Executive Vice President/Trust and Investment Management and Director of the Company
                                  and Chairman and President of USTC

* James K. Hunt            52     Executive Vice President, Chief Financial Officer and Treasurer of the Company
                                  and Chief Financial Officer and Executive Vice President of USTrust;  Treasurer of
                                  UST Leasing Corporation

* Eric R. Fischer          50     Executive Vice President, General Counsel and Clerk of the Company and Executive  Vice
                                  President, General Counsel and Secretary of USTrust and USTC;  Clerk of UST Capital
                                  Corp. and UST Leasing Corporation

* Kathie S. Stevens        45     Executive Vice President and Senior Lending Officer of the Company and USTrust
                                  and Vice Chairman of USTrust; President of UST Capital Corp.

* Katharine C. Armstrong   51     Executive Vice President/Commercial Lending of the Company and USTrust

* Robert T. McAlear        53     Executive Vice President/Controlled Loans and Credit of the Company and
                                  Vice Chairman of USTrust

* Suzanne Moot             46     Executive Vice President/Marketing and Retail Banking of the Company and USTrust

* Walter E. Huskins, Jr.   56     Executive Vice President/Administration of the Company and USTrust;
                                  Acting President of UST Bank/Connecticut and President of UST Leasing Corporation

* Linda J. Lerner          51     Senior Vice President/Human Resources of the Company,  USTrust and USTC

* Kenneth L. Sullivan      59     Senior Vice President/Operations of the Company and Senior Vice President of USTrust

 George T. Clarke         49     Senior Vice President and Controller of the Company and USTrust;
                                  Treasurer of UST Capital Corp.

*    Member, Executive Policy Committee


     The following sets forth the principal occupation during the past five years of each of the executive officers of the Company.

     Mr. Finnegan has served as President and Chief Executive Officer of the Company since 1993. During the prior five years, Mr. Finnegan was Executive Vice President in charge of Private Banking at Bankers Trust Company, New York, New York. From 1986 to 1988, Mr. Finnegan was President and Chief Operating Officer of Bowery Savings Bank in New York City. From 1982 to 1986 he was Vice Chairman of Shawmut Corporation in Boston. Mr. Finnegan also serves as Vice Chairman of the Board of Trustees of Northeastern University. Mr. Finnegan is also Chairman, President and Chief Executive Officer of USTrust and a Director and Chairman of the Executive Committee of USTC.

     Mr. Colasacco was elected Executive Vice President and a Director of the Company in 1990. In 1993, he was also elected Chairman of the Board and President of USTC. Prior to that time, he served as an Executive Vice President of USTC. He also directs the trust and investment management activities of the Company and its subsidiaries. Mr. Colasacco has been an officer of the Company or of one of its subsidiaries since 1974.

     Mr. Hunt was elected Executive Vice President, Treasurer and Chief Financial Officer of the Company in 1994. Prior to joining the Company, Mr. Hunt served as Executive Vice President at Peoples Bancorp of Worcester, Inc., Worcester, Massachusetts, from 1987 through mid-1994. He also serves as Executive Vice President and Chief Financial Officer of USTrust and as Treasurer of UST Leasing Corporation and various other nonbanking subsidiaries.

     Mr. Fischer was elected Executive Vice President, General Counsel and Clerk of the Company in 1992. Prior to 1992, he served as Senior Vice President, General Counsel and Assistant Clerk of the Company. Before joining the Company in 1986, he served as Assistant General Counsel of Bank of

Boston Corporation and its principal subsidiary, The First National Bank of Boston. Mr. Fischer is, and has been since 1984, a member of the faculty of the Morin Center for Banking and Financial Law Studies of Boston University School of Law. He also serves as Executive Vice President, General Counsel and Secretary of USTC and USTrust, Assistant Secretary of UST/Conn, and Clerk of UST Capital Corp., UST Leasing Corporation and various other nonbanking subsidiaries.

     Ms. Stevens who has served as Executive Vice President and Senior Lending Officer of the Company since 1993 was also elected to the positions of Vice Chairman of USTrust and Chairman of the Senior Credit Committee of the Company and USTrust in 1995. Ms. Stevens has been a senior officer in the Commercial Lending function since she joined the Company in 1985. Ms. Stevens is also President of UST Capital Corp.

     Ms. Armstrong was named Executive Vice President/Commercial Lending of the Company and USTrust in 1995. In that capacity she oversees the commercial lending, asset-based lending and commercial real estate lending functions of the Company. From 1993 to 1995 Ms. Armstrong served as Senior Vice President/Credit Administration of the Company. Ms. Armstrong joined the Company in 1985 and served in various credit administration functions from 1985 until she assumed her position as Executive Vice President/Commercial Lending in 1995.

     Mr. McAlear was elected Executive Vice President/Controlled Loans and Credit of the Company in 1994. He has served as Vice Chairman of USTrust since he joined the Company in 1990. His primary responsibilities involve the supervision of the controlled loan, owned real estate and credit administration functions of USTrust and the Company. Prior to 1990, Mr. McAlear served as an Executive Vice President in the lending area of the Bank of New England.

     Ms. Moot joined the Company in 1995 and serves as Executive Vice President/Marketing and Retail Banking of the Company and USTrust. Prior to joining the Company, Ms. Moot served as a consultant to more than two dozen commercial and savings bank clients between 1988 and 1995 and served as Vice President of Commercial Marketing at Shawmut Bank, Boston, MA from 1985 to 1988.


     Mr. Huskins was elected Executive Vice President/Administration of the Company in August 1993. Mr. Huskins is also responsible for the leasing activities of the Company. Prior to joining the Company, Mr. Huskins served as President, Sterling Protection Company, Watertown, MA (security systems) from 1990 to 1993 and as Vice Chairman of Chancellor Corporation, Boston, MA (leasing) from 1977 to 1989. Mr. Huskins also serves as a Director and Acting President of UST/Conn and as Chairman of the Board and President of UST Leasing Corporation.

     Ms. Lerner has served as Senior Vice President of the Company since she joined the Company in 1988. She directs the Human Resources activities of the Company. Prior to her joining the Company, Ms. Lerner served in a similar capacity for the Provident Institution for Savings in Boston.

     Mr. Sullivan has served as Senior Vice President/Operations of the Company since 1994. He also serves as Senior Vice President of USTrust. In those capacities, he has responsibility for the data processing and information systems of the Company as well as for its operations activities. Prior to 1988, Mr. Sullivan served as Executive Vice President of Operations with BayBanks Systems, Inc. in Waltham, Massachusetts. Prior to 1995, he also served as President of UST Data Services Corp. which as of December 31, 1995 was dissolved and became a division of USTrust.

     Mr. Clarke was elected Senior Vice President and Controller of the Company in 1994 and of USTrust in 1996. Prior to 1994 he served as Vice President and Controller of the Company since 1988. Before joining the Company, Mr. Clarke served as Deputy Comptroller of The First National Bank of Boston. Mr. Clarke is also Treasurer of UST Capital Corp.

     There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an executive officer.

     Other than the  information  provided in the  preceding  paragraphs of this
Item 10, this item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1995, the close of its fiscal year. The additional information required by this item is incorporated by reference to such proxy statement.

ITEM 11. Executive Compensation

This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1995, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1995, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange

Commission. Executive Officers and Directors are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, the Company believes that, during 1995, all such filing requirements applicable to its executive officers and directors were complied with by such individuals.

ITEM 13. Certain Relationships and Related Transactions

This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1995, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

                                    PART IV

ITEM 14. Exhibits. Financial Statement Schedules, and Reports on Form 8-K

(a)     List the following documents filed as part of this report:

1.   All financial statements

     UST Corp. and Subsidiaries

     See Index to Financial Statements.

2. Financial statement schedules required to be filed by Item 8 of Form 10-K and by Item 14(d)

     None (Information included in Financial Statements).

3.   Exhibits  required  to be filed by Item 501 of  Regulation  S-K and by Item
     13(c)

     (3) Articles: By-Laws

          3(a) Articles of Organization of the Company as amended to date.**

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

          4(c) Note Agreement, dated August 8, 1986, between the Company and holders of the Company's 8.5% Senior Notes Due August 1, 1996. (Exhibit 4(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.)**

          4(d) Rights Agreement, dated September 19, 1995, between UST Corp. and
               United States Trust Company, as Rights Agent. (Exhibit to Registrant's Form 8-A filed September 26, 1995)**

               4(d)(i) Certificate  of Vote  Establishing a Series of a Class of
                    Stock. (Exhibit A to Rights Agreement between the Company and United States Trust Company, dated September 19, 1995 and filed as an Exhibit to Registrant's Form 8-A filed September 26, 1995.)**

               4(d)(ii)  Form  of  Rights  Certificate.  (Exhibit  B  to  Rights
                    Agreement between the Company and United States Trust Company, dated September 19, 1995 and filed as an Exhibit to Registrant's Form 8-A filed September 26, 1995.)**

               4(d)(iii)  Summary  of  Rights  to  Purchase   Preferred  Shares.
                    (Exhibit C to Rights Agreement between the Company and United States Trust Company, dated September 19, 1995 and filed as an Exhibit to Registrant's Form 8-A filed September 26, 1995.)**

     (10) Material Contracts

          10(a)Deferred  Compensation  Program,  as  amended  to June 16,  1992.
               (Exhibit to Form 10-K for year ended December 31, 1992)**

          10(b)Incentive  Stock  Option  Plan,  as  amended  to  May  15,  1990.
               (Exhibit to Form 10-K for year ended December 31, 1992)**

          10(c)Pension  Plan,  as amended to January 1, 1990.  (Exhibit  to Form
               10-K for year ended December 31, 1991)**

               10(c)(i) December 20, 1994 Amendment to Pension Plan**

          10(d)Employee  Stock  Ownership  Plan,  as amended to January 1, 1991.
               (Exhibit to Form 10-K for year ended December 31, 1991)**

               10(d)(i) December 20, 1994 Amendment to Employee Stock  Ownership
                    Plan**

          10(e)Employee Savings Plan (formerly known as Profit-Sharing Plan), as amended to January 1, 1991. (Exhibit to Form 10-K for year ended December 31, 1991)**

               10(e)(i)  Amendment,  as of January 1, 1994, to Employee  Savings
                    Plan**

          10(f)1992  Stock  Compensation  Plan.   (Registration  Statement  Nos.
               33-54390 and 2-77803)**

               10(f)(i) 1992 Stock  Compensation Plan as amended and restated on
                    November 15, 1994**

          10(g)Dividend Reinvestment Plan, as amended.  (Exhibit to Registration
               Statement No. 33-38836 on Form S-3.)**

          10(h)1989 Directors Stock Option Plan (Exhibit to Form 10-K for year ended December 31, 1989)**

          10(i) 1995 Stock Option Plan for Non-Employee Directors**

          10(j)Purchase Agreement, dated as of June 1, 1993, between the Company and Kidder, Peabody Group, Inc. related to the private placement of 500,000 shares of UST Corp. Common Stock. (Exhibit to Form 8-K for quarter ended June 30, 1993)**

          10(k)Registration Rights Agreement, dated as of June 1, 1993, between the Company and Kidder, Peabody Group, Inc. related to the private placement of 500,000 shares of UST Corp. Common Stock. (Exhibit to Form 8-K for quarter ended June 30, 1993)**

          10(l)Restated and amended Employment  Agreement,  dated as of November
               21, 1995, between the Company and Neal F. Finnegan, President and Chief Executive Officer of the Company.*

          10(m)Placing  Agreement,  dated July 28, 1993, between the Company and
               Fox-Pitt Kelton N.V., relating to the placement overseas of 2,870,000 shares of the Company's Common Stock. (Exhibit to Form 10-Q for quarter ended September 30, 1993)**

          10(n)Transition Agreement, dated as of June 30, 1993, between the Company and James V. Sidell, former President and Chief Executive Officer of the Company. (Exhibit to Form 10-Q for quarter ended September 30, 1993)**

          10(o)Separation  Agreement dated August 16, 1993,  between the Company
               and  Robert  G.  Truslow,   former  President  of  the  Company's
               wholly-owned subsidiary, USTrust. (Exhibit to Form 10-Q for quarter ended September 30, 1993)**

          10(p)Separation  Agreement,  dated  September  20,  1993,  between the
               Company and Frank A. Morse, former President of the Company's wholly-owned subsidiary, UST Bank/Connecticut. (Exhibit to Form 10-Q for quarter ended September 30, 1993)**

          10(q)Separation Agreement, dated April 6, 1994, between the Company and Theodore M. Shediac, former Chairman of the Company's wholly-owned subsidiary, USTrust.**

          10(r)Retirement  Agreement,  dated  September  27,  1994,  between the
               Company and Paul M. Siskind, former Chairman of the Board of the Company**

          10(s)Separation Agreement, dated March 31, 1994, between the Company and William C. Brooks, former Chief Financial Officer and Treasurer of the Company**

          10(t)Resignation  Agreement,   dated  as  of  February  1,  1995,  and
               effective February 28, 1995, between the Company and James M. Breiner, former Director of the Company and Chairman of the Board of Directors of the Company's wholly-owned subsidiary, USTBank/Connecticut.**

          10(u)Executive Employment Agreements with certain members of the Company's Executive Policy Committee, dated as of February 1, 1996:

               10(u)(i)  Restated  Employment  Agreement  between UST Corp.  and
                    Walter E. Huskins, Executive Vice-President/Administration of the Company*

               10(u)(ii) Restated  Employment  Agreement  between UST Corp.  and
                    James K. Hunt, Executive Vice President, Chief Financial Officer and Treasurer of the Company*

               10(u)(iii) Restated  Employment  Agreement  between UST Corp. and
                    Eric R. Fischer, Executive Vice President, General Counsel and Clerk of the Company*

               10(u)(iv) Restated  Employment  Agreement  between UST Corp.  and
                    Linda J. Lerner, Senior Vice President/Human Resources of the Company*

               10(u)(v)  Restated  Employment  Agreement  between UST Corp.  and
                    Kenneth L. Sullivan, Senior Vice President/Operations of the Company*

               10(u)(vi) Restated  Employment  Agreement  between UST Corp.  and
                    Katharine C. Armstrong, Executive Vice President/Commercial Lending of the Company*

               10(u)(vii) Restated  Employment  Agreement  between UST Corp. and
                    Suzanne Moot, Executive Vice President/Marketing and Retail Banking of the Company*

               10(u)(viii)Employment  Agreement  between UST Corp. and Robert T.
                    McAlear,   Executive  Vice  President/Controlled  Loans  and
                    Credit of the Company*

               10(u)(ix)  Employment  Agreement  between UST Corp. and Kathie S.
                    Stevens, Executive Vice President, Senior Lending Officer of the Company*

          10(v) Severance Pay Plan, effective January 1, 1995**

          10(w)Senior Officer Severance Pay Plan, effective January 1, 1995**

          10(x)Asset    Management    Employment    Agreement   by   and   among
               Employee/Principals of the Asset Management Division of the United States Trust Company and United States Trust Company and UST Corp., effective as of January 1, 1995:

               10(x)(i) Employment  Agreement  among UST Corp,  USTC and Domenic
                    Colasacco, President of USTC, a wholly owned subsidiary of the Company**

               10(x)(ii) Employment  Agreement among UST Corp.,  USTC and Robert
                    A. Lincoln, Senior Vice President, Senior Portfolio Manager of USTC**

               10(x)(iii) Employment Agreement among UST Corp., USTC and Stephen
                    K. Moody, Senior Vice President, Senior Portfolio Manager of USTC**

               10(x)(iv) Employment Agreement among UST Corp., USTC and Lucia B.
                    Santini, Senior Vice President/Administrator of USTC**

               10(x)(v) Employment Agreement among UST Corp., USTC and Robert B.
                    Zevin, Senior Vice President, Economist and Senior Portfolio Manager of USTC**

          10(y)Asset    Management    Unifying    Agreement    by   and    among
               Employee/Principals of the Asset Management Division of the United States Trust Company and United States Trust Company and UST Corp., effective as of January 1, 1995**

     (11) Statement re: computation of per share earnings (See Note 2 to the Notes to Consolidated Financial Statements.)*

     (21) Subsidiaries of the Registrant*

     (23) Consent of Arthur Andersen LLP*

     (27) Article 9 Summary Financial Information for 12 months ended December 31, 1995*

*    Filed herewith

** Filed as part of a previous Commission filing and incorporated herein by reference.

(b)  Reports on Form 8-K

     None.

(d)  Exhibits being filed

     See Exhibit Index

(e)  Financial Statement Schedules included in Financial Statements.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Corp.

        By /s/  NEAL F. FINNEGAN                        By /s/  JAMES K. HUNT
           ---------------------                           ------------------
                Neal F. Finnegan                                James K. Hunt
                President and Chief Executive Officer           Executive Vice President and Treasurer
                (Principal Executive Officer)                   (Principal Financial Officer and
                Date:  February 20, 1996                        Principal Accounting Officer)
                                                                Date:  February 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        By /s/  ROBERT M. COARD                         By /s/   WALLACE M. HASELTON
           --------------------                            -------------------------
                Robert M. Coard, Director                        Wallace M. Haselton, Director
                Date:  February 20, 1996                         Date:  February 20, 1996

        By /s/  DOMENIC COLASACCO                        By /s/  BRIAN W. HOTAREK
           ----------------------                           ---------------------
                Domenic Colasacco, Director and                  Brian W. Hotarek, Director
                Executive Vice President                         Date:  February 20, 1996
                Date:  February 20, 1996

        By /s/  ROBERT L. CULVER                         By /s/  FRANCIS X. MESSINA
           ----------------------                           ------------------------
                Robert L. Culver, Director                       Francis X. Messina, Director
                Date:  February 20, 1996                         Date:  February 20, 1996


        By /s/  ALAN K. DERKAZARIAN                      By /s/  SYDNEY L. MILLER
           ------------------------                         ---------------------
                Alan K. Derkazarian, Director                    Sydney L. Miller, Director
                Date:  February 20, 1996                         Date:  February 20, 1996

        By /s/  DONALD C. DOLBEN                         By /s/  VIKKI L. PRYOR
           ---------------------                            ---------------------
                Donald C. Dolben, Director                       Vikki L. Pryor, Director
                Date:  February 20, 1996                         Date:  February 20, 1996

        By /s/  NEAL F. FINNEGAN                         By /s/  GERALD M. RIDGE
           ---------------------                            ---------------------
                Neal F. Finnegan, Director,                      Gerald M. Ridge, Director
                President and Chief Executive Officer            Date:  February 20, 1996
                Date:  February 20, 1996


        By /s/  WALTER A. GULESERIAN                     By /s/  WILLIAM SCHWARTZ
           -------------------------                        -----------------------
                Walter A. Guleserian, Director                   William Schwartz, Director
                Date:  February 20, 1996                         Date:  February 20, 1996


        By /s/  EDWARD GUZOVSKY                          By /s/  SAMUEL B. SHELDON
           ------------------------                         ------------------------
                Edward Guzovsky, Director                        Samuel B. Sheldon, Director
                Date:  February 20, 1996                         Date:  February 20, 1996



        By /s/  JAMES V. SIDELL                          By /s/  BARBARA C. SIDELL
           ----------------------                           -------------------------
                James V. Sidell, Director                        Barbara C. Sidell, Director
                Date:  February 20, 1996                         Date:  February 20, 1996


        By /s/  PAUL D. SLATER                           By /s/  MICHAEL J. VERROCHI
           ---------------------                            ------------------------
                Paul D. Slater, Director                         Michael J. Verrochi, Director
                Date:  February 20, 1996                         Date:  February 20, 1996


        By /s/  EDWARD J. SULLIVAN                       By /s/  GORDON M. WEINER
           ------------------------                         ----------------------
                Edward J. Sullivan, Director                     Gordon M. Weiner, Director
                Date:  February 20, 1996                         Date:  February 20, 1996