Form 10-Q
period 1996-03-31
UST CORP
filed 1996-05-14
CIK 316901

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

                            COMMISSION FILE #0-9623

                          ---------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At April 30, 1996, there were outstanding 17,790,786 shares of common stock, par value $.625 per share.

================================================================================

                                   UST CORP.

                                              TABLE OF CONTENTS
                                                                                        PAGE
                                                                                        -----
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
     Consolidated Balance Sheets -- March 31, 1996 and December 31, 1995.............     2
     Consolidated Statements of Income -- Three Months Ended March 31, 1996 and
      1995...........................................................................     3
     Consolidated Statements of Changes in Stockholders' Investment -- Three Months
      Ended March 31, 1996 and 1995..................................................     4
     Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1996 and
      1995...........................................................................     5
     Notes to Consolidated Financial Statements......................................     6
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations....................................................................     7

PART II.  OTHER INFORMATION
  Item 1.  Legal Proceedings.........................................................    16
  Item 6.  Exhibits and Reports on Form 8-K..........................................    16
  SIGNATURES.........................................................................    16

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   UST CORP.

                                        CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 1996            1995
                                                                              -----------    -------------
                                                                                 (DOLLARS IN THOUSANDS)
                                                                              (UNAUDITED)
                                                 ASSETS
Cash, due from banks and interest-bearing deposits..........................  $   65,235      $   89,799
Securities:
  Securities available-for-sale:
    Mortgage-backed securities..............................................     258,623         246,521
    U.S. Treasury, corporate notes, and other...............................     365,371         329,152
                                                                              ----------      ----------
      Total securities available-for-sale...................................     623,994         575,673
Loans:
  Loans -- net of unearned discount of $29,880,000 in 1996 and $33,419,000
    in 1995 (Note 2)........................................................   1,241,726       1,272,077
  Reserve for possible loan losses (Note 2).................................     (55,798)        (56,029)
                                                                              ----------      ----------
      Total loans, net......................................................   1,185,928       1,216,048
Premises, furniture and equipment, net......................................      32,131          31,840
Loans held-for-sale.........................................................       4,048          13,098
Intangible assets, net......................................................       4,357           4,650
Other real estate owned, net................................................       3,159           3,015
Other assets................................................................      44,995          34,965
                                                                              ----------      ----------
      Total assets..........................................................  $1,963,847      $1,969,088
                                                                              ==========      ==========
                                LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
  Demand....................................................................  $  311,288      $  372,917
  Interest-bearing demand (NOW accounts)....................................     165,200         166,011
  Money market..............................................................     203,609         210,924
  Regular savings...........................................................     246,469         244,680
  Time:
    Certificates of deposit over $100 thousand..............................     113,567         112,426
    Other...................................................................     405,700         405,779
                                                                              ----------      ----------
      Total deposits........................................................   1,445,833       1,512,737
Short-term and other borrowings.............................................     322,955         243,105
Other liabilities...........................................................      22,610          39,578
                                                                              ----------      ----------
      Total liabilities.....................................................   1,791,398       1,795,420
Commitments and contingencies (Note 3)
Stockholders' investment (Note 4):
  Preferred stock $1 par value; Authorized -- 4,000,000 shares; Outstanding
    -- none Common stock $.625 par value; Authorized -- 30,000,000 shares;
    Issued -- 17,927,813 and 17,843,582 shares in 1996 and 1995,
    respectively............................................................      11,205          11,152
  Additional paid-in capital................................................      74,769          74,158
  Retained earnings.........................................................      90,714          87,253
  Unrealized (loss) gain on securities available-for-sale, net of tax.......      (3,307)            961
  Treasury stock, at cost, 75,000 shares....................................      (1,018)
  Deferred compensation and other...........................................          86             144
                                                                              ----------      ----------
      Total stockholders' investment........................................     172,449         173,668
                                                                              ----------      ----------
      Total liabilities and stockholders' investment........................  $1,963,847      $1,969,088
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

                                   UST CORP.

                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                        1996            1995
                                                                       -------         -------
                                                                       (DOLLARS IN THOUSANDS,
                                                                        EXCEPT SHARE AMOUNTS)
Interest income:
  Interest and fees on loans.......................................    $29,071         $29,294
  Interest and dividends on securities:
     Taxable.......................................................      8,945           6,278
     Non-taxable...................................................         79             178
  Interest on excess funds and other...............................         22             170
                                                                       -------         -------
          Total interest income....................................     38,117          35,920
                                                                       -------         -------
Interest expense:
  Interest on deposits.............................................     11,071           9,304
  Interest on borrowings...........................................      3,671           2,132
                                                                       -------         -------
          Total interest expense...................................     14,742          11,436
                                                                       -------         -------
  Net interest income..............................................     23,375          24,484
Provision for possible loan losses (Note 2)........................      1,500           4,830
                                                                       -------         -------
  Net interest income after provision for possible loan losses.....     21,875          19,654
                                                                       -------         -------
Noninterest income:
  Asset management fees............................................      3,188           3,256
  Corporate services income........................................      2,306           2,039
  Service charges on deposit accounts..............................      1,110           1,252
  Securities gains, net............................................          9           1,535
  Other............................................................        409             628
                                                                       -------         -------
          Total noninterest income.................................      7,022           8,710
                                                                       -------         -------
Noninterest expense:
  Salary and employee benefits.....................................     11,410          11,138
  Net occupancy expense............................................      1,875           1,908
  Credit card processing expense...................................      1,215           1,071
  Foreclosed asset and workout expense.............................        606           2,317
  Deposit insurance assessment.....................................        311           1,029
  Other............................................................      6,155           6,607
                                                                       -------         -------
          Total noninterest expense................................     21,572          24,070
                                                                       -------         -------
Income before income taxes.........................................      7,325           4,294
  Income tax provision.............................................      2,788           1,524
                                                                       -------         -------
          Net income...............................................    $ 4,537         $ 2,770
                                                                       =======         =======
Per share data:
  Net income (Note 4)..............................................    $   .25         $   .16
  Cash dividends declared..........................................        .06              --
  Weighted average number of common shares (Note 4)................ 18,241,792      17,847,483

  The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                                (UNAUDITED)

                               COMMON STOCK     ADDITIONAL               UNREALIZED                  DEFERRED
                             ----------------    PAID-IN     RETAINED    GAIN/(LOSS)    TREASURY   COMPENSATION
                             SHARES   AMOUNT     CAPITAL     EARNINGS   ON SECURITIES    STOCK      AND OTHER
                             ------   -------   ----------   --------   -------------   --------   ------------
                                                     (DOLLARS AND SHARES IN THOUSANDS)
Balance December 31, 1994... 17,615   $11,009     $72,129     $73,183      $(23,601)                   $(86)
Stock option exercises and
  stock issued under
  restricted stock plans....     59        37         334
Net income..................                                    2,770
Change in unrealized loss on
  securities available-for-
  sale, net of tax..........                                                 11,946
Activity in Directors
  Deferred Compensation
  Program and Other, net....      6         4          42                                                12
                             ------   -------     -------     -------      --------                    ----
Balance March 31,1995....... 17,680   $11,050     $72,505     $75,953      $(11,655)                   $(74)
                             ======   =======     =======     =======      ========                    ====

Balance December 31, 1995... 17,844   $11,152     $74,158     $87,253      $    961                    $144
Stock option exercises and
  stock issued under
  restricted stock plans....     84        53         611
Net income..................                                    4,537
Cash dividend declared......                                   (1,076)
Change from unrealized gain
  to loss on securities
  available-for-sale, net of
  tax.......................                                                 (4,268)
Treasury stock acquired.....                                                             $(1,018)
Activity in Directors
  Deferred Compensation
  Program and Other, net....                                                                            (58)
                             ------   -------     -------     -------      --------      -------       ----
Balance March 31, 1996...... 17,928   $11,205     $74,769     $90,714      $ (3,307)     $(1,018)      $ 86
                             ======   =======     =======     =======      ========      =======       ====

  The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                              THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                          --------------------
                                                                           1996         1995
                                                                          -------     --------
                                                                         (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income..........................................................    $ 4,537     $  2,770
  Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for possible loan losses.............................      1,500        4,830
       Depreciation and amortization..................................      1,153        1,385
       Amortization of gain on sale/leaseback.........................                     (96)
       Amortization of security premiums, net.........................          3          188
       Securities gains, net..........................................         (9)      (1,535)
       Gain on sale of other real estate owned, net...................        (52)        (147)
       Writedowns of other real estate owned..........................        115          466
       Deferred income tax expense....................................        313          282
       (Increase) decrease in other assets and other liabilities,
        net...........................................................    (29,249)       3,404
                                                                          -------     --------
            Net cash (used) provided by operating activities..........    (21,689)      11,547

Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale................     30,014       17,815
  Proceeds from maturities of securities available-for-sale...........     17,711        5,634
  Purchases of securities available-for-sale..........................    (99,305)      (1,087)
  Net decrease in short-term investments..............................                  10,000
  Net decrease in loans...............................................     27,468          980
  Proceeds from sales of other real estate owned......................        945        1,481
  Proceeds from loans held-for-sale...................................      9,050
  Purchases of premises and equipment.................................     (1,151)         (20)
                                                                          -------     --------
            Net cash (used) provided by investing activities..........    (15,268)      34,803

Cash flows from financing activities:
  Net decrease in nontime deposits....................................    (67,966)     (87,381)
  Net increase in certificates of deposit.............................      1,062       73,026
  Net increase (decrease) in borrowings...............................     79,850      (17,665)
  Treasury stock acquired.............................................     (1,018)
  Issuance of common stock for cash, net..............................        465          341
                                                                          -------     --------
            Net cash provided (used) by financing activities..........     12,393      (31,679)
                                                                          -------     --------
  (Decrease) increase in cash and cash equivalents....................    (24,564)      14,671
  Cash and cash equivalents at beginning of year......................     89,799       93,079
                                                                          -------     --------
  Cash and cash equivalents at end of period..........................    $65,235     $107,750
                                                                          =======     ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest.........................................................    $14,410     $ 11,083
                                                                          =======     ========
     Income taxes.....................................................    $12,442     $  1,032
                                                                          =======     ========
Noncash transactions:
  Transfers from other assets to securities available-for-sale........    $ 4,180     $    250
                                                                          =======     ========
  Transfers from loans to other real estate owned, net................    $ 1,383     $  2,790
                                                                          =======     ========
  Financed other real estate owned sales..............................                $    565
                                                                                      ========
  Common stock issuance...............................................    $   199     $     76
                                                                          =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1: The consolidated financial statements of UST Corp. and its subsidiaries ("the Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified to conform to current classifications. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. Any such adjustments were of a normal recurring nature, except as disclosed herein. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results of operations for the full year or any other interim period.

     NOTE 2: Analysis of the reserve for possible loan losses for the three months ended March 31, 1996 and 1995 is as follows:

                                                                  1996         1995
                                                                 -------     --------
                                                                     (DOLLARS IN
                                                                      THOUSANDS)
             Balance at beginning of period....................  $56,029     $ 64,088
             Chargeoffs/transfers..............................   (2,637)     (10,162)
             Recoveries on loans previously charged-off........      906        3,086
                                                                 -------     --------
             Net chargeoffs/transfers..........................   (1,731)      (7,076)
             Provided from operations..........................    1,500        4,830
                                                                 -------     --------
             Balance at end of period..........................  $55,798     $ 61,842
                                                                 =======     ========

             The reserve for possible loan losses is determined based on a consistent, systematic method which analyzes the size and risk of the loan portfolio on a monthly basis. See "Credit Quality and Reserve for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

     NOTE 3: At March 31, 1996, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                              CONTRACT OR NOTIONAL AMOUNT
                                                              ---------------------------
                                                                (DOLLARS IN THOUSANDS)
            Commitments to extend credit.....................          $410,000
            Standby letters of credit and financial
              guarantees written.............................            53,000
            Commercial letters of credit.....................             3,000
            Foreign exchange contracts.......................               800

     NOTE 4: Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive stock options computed under the treasury stock method. Average dilutive common stock equivalents totaled 360,105 and 217,791 for the three-month periods ended March 31, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net income for the quarter ended March 31, 1996, was $4.5 million, or $0.25 per share, compared with $2.8 million, or $0.16 per share, for the same period of 1995, a per share increase of 56 percent. The Company's earnings continued to be strengthened by large reductions in provision for possible loan losses and expenses associated with foreclosed assets and troubled loan workout. The $3.3 million decline in the provision for possible loan losses and the $1.7 million drop in foreclosed asset and workout expense were directly attributable to the Company's successful efforts in the reduction of substandard and nonperforming assets and improvement in overall credit quality of the loan portfolio. This quarter's earnings growth over the same period last year was further aided by lower operating expenses. The earnings results also resulted in a substantial improvement in return on average equity to 10.41 percent from 7.00 percent for the same quarter a year ago, while return on average assets improved to .94 percent from .62 percent a year ago.

     This discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Certain amounts reported for prior periods have been reclassified to conform with the 1996 presentation.

NET INTEREST INCOME ANALYSIS

     Net interest income on a fully taxable equivalent basis totaled $23.5 million for the three-month period ended March 31, 1996, compared with $24.7 million for the same period of 1995. The $1.2 million decrease was principally caused by a decline in interest rate margin and spread fueled by higher rates paid on time certificates of deposit and lower yields on securities this quarter compared with a year ago. A decline in market interest rates, which began in mid-1995, continued into the first quarter of this year. As a result, yield on interest-earning assets decreased from 8.66 percent in the first quarter of 1995 to 8.34 percent this quarter. This decrease in yield on interest-earning assets was largely due to a 34 basis point yield decline on securities from 6.42 percent last year to 6.08 percent this year. Yield on loans was up slightly to
9.44 percent from 9.42 percent a year ago. The Company's loan yield this quarter reflects the benefit of a $35 million decrease in average nonaccrual loans, which are included in the loan yield calculation, and the benefit of a higher level of interest income recoveries on former nonaccrual loans.

     The cost of interest-bearing liabilities, which consists principally of deposits, was 4.15 percent this quarter compared with 3.61 percent a year ago, a 54 basis point increase. The higher cost this year of interest-bearing liabilities was the result of increases in rates paid on deposits by the Company in 1995 in response to competition for deposits and to satisfy funding needs. Over the past two quarters deposit rates have remained constant and cost of interest-bearing liabilities stabilized at 4.15 percent. This spring the Company launched a new consumer marketing strategy which includes, among other features, very competitive deposit products. The expected effect of these competitive products is deposit growth accompanied by a reduction of service charge fee income with little change to deposit rates.

     The first quarter's interest rate margin and spread of 5.13 percent and
4.19 percent, respectively, were below the peak period results of 5.92 percent and 5.05 percent, respectively, achieved in the first quarter of 1995. The decreased margin and spread from a year ago reflects the lower yield on earning assets and higher cost of deposits this year. Interest rate margin and spread have continued to narrow since the historical highs of the first quarter of 1995 at a decreasing rate. In comparison with the fourth quarter of 1995, interest rate margin declined a more modest 10 basis points and spread declined a minimal 4 basis points. Further pressure on margin and spread is expected as yields on earning assets change with market conditions and balance sheet mix. The net effect on net interest income from changes in rates this quarter as compared with the same period a year ago was a decrease of $1.3 million.

     Average earning assets for the quarter were $1.85 billion, or $152 million higher than the same period last year. Lower average loan and excess fund sold balances of $25 million and $10 million, respectively, were more than offset by an increase in average securities of $187 million. The higher average securities were principally funded by an increase in short-term repurchase agreement borrowings at a modest 110 basis point approximate average spread. Average interest-bearing liabilities increased $144 million to $1.43 billion this quarter reflecting increases in average borrowings of $132 million and average time deposits of $91 million while lower-cost regular savings, NOW and money market balances decreased $78 million. The net effect on net interest income from changes in volume of loans, securities, deposits and other interest-bearing balances this quarter compared with the same period a year ago was an increase of $70 thousand.

     The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the quarter ended
March 31, 1996, when compared with the quarter ended March 31, 1995. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                                      INCREASE (DECREASE) FROM
                                                                    QUARTER ENDED MARCH 31, 1995
                                                                   -------------------------------
                                                                                  AMOUNT DUE TO
                                                                                   CHANGES IN
                                                QUARTER ENDED       TOTAL      -------------------
                                                MARCH 31, 1996     CHANGE      VOLUME       RATE
                                                --------------     -------     -------     -------
                                                              (DOLLARS IN THOUSANDS)
Interest income:
     Interest and fees on loans*..............     $29,208        $  (268)     $ (361)     $    93
     Interest and dividends on securities:
          Taxable.............................       8,945          2,669       2,840         (171)
          Non-taxable*........................         117           (142)         95         (237)
     Interest on excess funds and other.......          22           (149)       (153)           4
                                                   -------        -------      ------      -------
          Total interest income*..............      38,292          2,110       2,421         (311)
                                                   -------        -------      ------      -------
Interest expense:
     Interest on regular savings, NOW and
       money market deposits..................       3,698           (511)       (440)         (71)
     Interest on time deposits................       7,373          2,278       1,221        1,057
     Interest on borrowings...................       3,671          1,540       1,570          (30)
                                                   -------        -------      ------      -------
          Total interest expense..............      14,742          3,307       2,351          956
                                                   -------        -------      ------      -------
Net interest income...........................     $23,550        $(1,197)     $   70      $(1,267)
                                                   =======        =======      ======      =======

- ---------------

* Fully taxable equivalent at the federal income tax rate of 35 percent, and includes applicable state taxes, net of federal benefit. The tax equivalent adjustment on loans was $137 thousand and on non-taxable securities was $38 thousand for the quarter ended March 31, 1996.

NONINTEREST INCOME

     Noninterest income decreased $1.7 million compared with the same quarter last year which included $1.5 million in unrealized gains from the sale of equity investments held by a venture capital subsidiary. Fee-based revenues, including deposit service charges and asset management fees, were down slightly from a year ago while corporate services income was up 13 percent, or $267 thousand. Other noninterest income decreased $219 thousand from a year ago due mostly to a decline in residual income on maturing equipment leases which customarily fluctuates from period to period.

NONINTEREST EXPENSE

     Total noninterest expense was reduced over 10 percent, or $2.5 million, to $21.6 million this quarter. The largest decreases were in foreclosed asset and loan workout expense of $1.7 million commensurate with the decline in troubled assets, deposit insurance assessment of $718 thousand due to lower premium rates (Refer to "Deposit Insurance Assessment" below for a further discussion), and other noninterest expense of $452 thousand. Partially offsetting these decreases was higher salary and employee benefit expense, which includes $198 thousand in severance-related costs in 1996 compared with $457 thousand a year ago.

     Other noninterest expense decreased $452 thousand from the same quarter a year ago to $6.2 million. Last year included provisions recorded in connection with space consolidation, including the write-off of leases on abandoned facilities, lease subsidies and leasehold improvements of $874 thousand. Also lower was amortization of intangible assets of $290 thousand from last year which included accelerated amortization of certain core deposit intangible assets. Partially offsetting these expense reductions were increases in equipment maintenance and depreciation expense of $203 thousand associated with the Company's investment in computer hardware and software, and higher all other noninterest expense of $536 thousand. The increase in all other was almost entirely due to the settlement of certain litigation in the first quarter of this year. The major components of other noninterest expense were:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               ---------------------
                                                                1996           1995
                                                               ------         ------
                                                                    (DOLLARS IN
                                                                    THOUSANDS)
          Furniture and equipment............................  $1,043         $  840
          Advertising and promotion..........................     614            720
          Legal and consulting...............................     596            598
          Service bureau and other data processing...........     354            291
          Amortization of intangibles........................     292            582
          Facility consolidation provisions..................      18            874
          All other..........................................   3,238          2,702
                                                               ------         ------
               Total other noninterest expense...............  $6,155         $6,607
                                                               ======         ======

  Deposit Insurance Assessment

     Federal legislation was proposed in 1995 to recapitalize the Savings Association Insurance Fund which may result in a one-time assessment on certain deposits assumed by the Company in connection with its 1990 acquisition of Home Owners Savings Bank, F.S.B., a failed savings association. The amount of such potential assessment cannot be determined at this time, but could have a material impact on the operating results of the Company in the period in which the enabling legislation is enacted. Under the proposed legislation, subsequent to the one-time charge, the insurance premium charged on the former thrift deposits would be reduced.

INCOME TAXES

     The Company recorded income taxes of $2.8 million compared with $1.5 million for the same period last year. The effective tax rate for the quarter was 38.1 percent compared with 35.5 percent a year ago. The increase in effective tax rate was attributable to the higher level of income this year which reduced the marginal effect on taxable income of tax-exempt and tax preference items.

     As of March 31, 1996, included in other assets was a deferred tax asset of approximately $16.9 million which is expected to be realized against future taxable income. The Company believes that it is more likely than not that the benefit of this deferred asset will be realized. The increase in the deferred tax asset this quarter reflects the recognition for tax purposes of the significant increase in the market valuation of the loan portfolio as taxable income. The increase in market valuation reflects the reduction in substandard loans and improvement in credit quality of the loan portfolio.

ASSETS

     Total assets at March 31, 1996 were $1.96 billion, just under the $1.97 billion at December 31, 1995. Cash and due from banks and loans declined $25 million and $30 million, respectively, while securities increased $48 million due to purchases during the quarter. Sales of loans held-for-sale resulted in a $9.1 million decrease in this portfolio to $4.0 million.

     The following table presents the composition of the loan portfolio:

                                                    MARCH 31,      DECEMBER 31,     MARCH 31,
                                                       1996            1995            1995
                                                    ----------     ------------     ----------
                                                              (DOLLARS IN THOUSANDS)

     Commercial and financial.....................  $  593,249      $  642,940      $  677,042
     Commercial real estate:
          Construction............................      15,383          16,937          14,556
          Developer, investor and land............     202,066         207,710         253,963

     Consumer:
          Residential mortgage....................      81,823          85,806          91,146
          Home equity.............................      78,083          70,066          68,227
          Indirect automobile installment.........     218,080         197,148         114,332
          Other consumer..........................      24,162          23,015          20,887

     Lease financing..............................      28,880          28,455          26,249
                                                    ----------      ----------      ----------
               Total loans........................  $1,241,726      $1,272,077      $1,266,402
                                                    ==========      ==========      ==========

     The commercial loan portfolios listed above totaled $811 million at March 31, 1996 reflecting a $135 million decrease from a year ago. These commercial portfolios have been experiencing a net decline due to the combination of normal amortization and the aggressive outflow of problem loans through collection, chargeoff or third-party refinancings. This quarter the net outflow from the commercial portfolios totaled $57 million and included a $13 million reduction in overdrafts which were unusually high at December 31, 1995.

     The indirect auto loan portfolio continues to experience strong growth as planned. This quarter the portfolio increased 11 percent , or $21 million to $218 million. Since March 31, 1995, the portfolio has grown a total of 91 percent, or $104 million. The home equity loan portfolio also experienced 11 percent growth this quarter and totaled $78 million following recent consumer market promotions.

     Securities increased $48 million during the quarter to $624 million at March 31, 1996. The continued growth in the portfolio reflects net purchases of $52 million of mostly U.S. Treasury and government agency securities and automobile asset-backed securities. Partially offsetting the increase in securities due to purchases was a change from an unrealized gain on securities available-for-sale of $1.7 million at December 31, 1995 to an unrealized loss of $5.7 million at March 31, 1996, a $7.4 million reduction. The decrease in the value of the portfolio was attributed to a sharp decrease in bond prices late in the quarter.

     The change in unrealized valuation to market value on securities available-for-sale also had the negative effect of decreasing stockholders' investment by $4.3 million since year-end 1995. The unrealized gain reported as part of stockholders' investment of $1.0 million, net of a $.7 million deferred tax provision at December 31, 1995 changed to an unrealized loss of $3.3 million, net of a $2.4 million deferred tax benefit.

LIQUIDITY AND FUNDING

     Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through amortization, maturity or sale of assets such as loans and securities, liability sources such as increased deposits and purchased or borrowed funds, and access to the capital markets. The Company's securities portfolio is classified entirely as available-for-sale, which provides the flexibility to sell certain securities based upon changes in economic or market conditions, interest rate risk and the Company's financial position and liquidity. A nominal volume of fixed and variable rate residential mortgage loans are sold to investors as they are originated.

     At March 31, 1996, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $299 million, or 15 percent of total assets.

     The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term borrowings. Total deposits decreased $66.9 million to $1.45 billion since December 31, 1995. Demand deposits decreased $61.6 million since the beginning of the year mainly due to seasonal fluctuations which have normally occurred during the first quarter of the year.

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $24.6 million during the three-month period ended March 31, 1996. Cash used by operations resulted largely from the net increase in other assets and other liabilities partially offset by net interest income from loans and securities, less the net difference of noninterest expense over noninterest income. Cash used by investing activities was due to an excess of purchases of securities over the proceeds from both the sales and maturities of securities and the net decrease in loan volume. Net cash provided by financing activities was primarily due to the increase in short-term borrowings partially offset by the net decrease in nontime deposits.

     At March 31, 1996, the parent company had $1.2 million in cash and due from banks and $5 million in short-term securities purchased under agreements to resell compared with $1.0 million in cash and due from banks and $5 million in securities purchased under agreements to resell at December 31, 1995.

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

     The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate. As interest rates declined in the first three months of 1996, the prime rate and the Company's yield on earning assets decreased while the rate paid on interest-bearing liabilities remained constant.

     The following table summarizes the Company's GAP position at March 31, 1996. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing demand deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for demand deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At March 31, 1996, the one-year cumulative GAP position was negative at $121 million, or approximately 6 percent of total assets.

                                                           INTEREST SENSITIVE PERIODS
                                       -------------------------------------------------------------------
                                       0-30 DAYS     31-90 DAYS     91-365 DAYS     OVER 1 YEAR     TOTAL
                                       ---------     ----------     -----------     -----------     ------
                                                              (DOLLARS IN MILLIONS)
Loans, net of reserve.................    $683           $ 34          $  88           $  381       $1,186
Securities............................      31             12             98              483          624
Other assets..........................                     15                             139          154
                                          ----           ----          -----           ------       ------
     Total assets.....................    $714           $ 61          $ 186           $1,003       $1,964
                                          ----           ----          -----           ------       ======
Interest-bearing deposits.............    $333           $ 97          $ 266           $  439       $1,135
Borrowed funds........................     323                                                         323
Noninterest-bearing demand deposits...      63                                            248          311
Other liabilities and stockholders'
  equity..............................                                                    195          195
                                          ----           ----          -----           ------       ------
     Total liabilities and equity.....    $719           $ 97          $ 266           $  882       $1,964
                                          ----           ----          -----           ------       ======
GAP for period........................    $ (5)          $(36)         $ (80)          $  121
                                          ====           ----          -----           ------
Cumulative GAP........................                   $(41)         $(121)          $    0
                                                         ====          =====           ======
As a percent of total assets..........   (0.25%)        (2.09%)        (6.16%)

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

     At March 31, 1996, substandard loans were $46 million compared with $44 million at December 31, 1995 and $107 million a year ago. The decrease from last year of 57 percent, or $61 million, was the direct result of the Company's aggressive efforts to reduce the level of problem credits. This quarter the level of substandard loans increased slightly; however, such nominal fluctuations can be expected as the substandard balance approaches industry and peer group norms. Loans reported as substandard include loans classified as Substandard or Doubtful as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

     As of March 31, 1996, approximately 55 percent of loans classified as Substandard or Doubtful were collateralized with real estate, and the remainder were collateralized with accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 45 percent were collateralized by commercial real estate development, approximately 40 percent by owner-occupied commercial properties and approximately 10 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.

     The following table displays the Company's total nonperforming assets and measures performance regarding certain key indicators of asset quality:

                                                            MARCH 31,     DECEMBER 31,     MARCH 31,
                                                              1996            1995           1995
                                                            ---------     ------------     ---------
                                                                     (DOLLARS IN THOUSANDS)
Nonperforming assets:
     Nonaccrual loans.....................................   $19,204         $19,930        $44,595
     Accruing loans 90 days or more past due..............       471             257            478
     Other real estate owned (OREO), net..................     3,159           3,015          9,990
     Restructured loans...................................        67           5,783          9,251
                                                             -------         -------        -------
Total nonperforming assets................................   $22,901         $28,985        $64,314
                                                             =======         =======        =======
Reserve for possible loan losses..........................   $55,798         $56,029        $61,842
Net chargeoffs for the quarter............................   $ 1,731         $ 7,617        $ 7,076
OREO reserve..............................................   $   682         $   568        $ 1,473

Ratios:
     Reserve to nonaccrual loans..........................     290.6%          281.1%         138.7%
     Reserve to total of nonaccrual loans, accruing loans
       90 days or more past due, and restructured loans...     282.6%          215.7%         113.8%
     Reserve to period-end loans..........................       4.5%            4.4%           4.9%
     Nonaccrual loans and accruing loans over 90 days past
       due to period-end loans............................       1.6%            1.6%           3.6%
     Nonperforming assets to period-end loans and OREO....       1.8%            2.3%           5.0%
     Annualized net chargeoffs to average loans...........        .6%            2.4%           2.2%
     OREO reserve to OREO.................................      17.8%           15.9%          12.9%

     As shown in the above table, nonperforming assets decreased $6.1 million since December 31, 1995 and $41.4 million from a year ago to $22.9 million. The twelve-month decline reflects the Company's successful efforts in reducing the overall level of problem assets. This quarter's decline was due almost entirely to a decrease in loans reported as restructured while the amount of nonaccrual loans and other real estate owned remained relatively constant. The level of nonperformers at March 31, 1996 is within the range of industry norms relative to the Company's size and total volume of loans. Therefore, the large quarterly declines in nonperforming assets that the Company experienced over the last two-three years is not expected to continue. However, the Company is continuing to consider further accelerated disposition programs such as bulk sales of troubled assets.

     At March 31, 1996, total impaired loans were $19.3 million, comprised of $2.7 million that required a reserve for possible loan losses of $.3 million and $16.6 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") are loans recognized by the Company as nonaccrual and restructured.

     The position of the reserve for possible loan losses continues to strengthen and is well in excess of nonaccruals and total nonperforming assets. As of March 31, 1996, the reserve stood at $55.8 million, or 291 percent of nonaccruals, compared with $56.0 million, or 281 percent at December 31, 1995 and $61.8 million and 139 percent a year ago. The favorable impact of the reduced level of problem assets was evidenced in this quarter's loan loss provision of $1.5 million and net chargeoffs of $1.7 million compared to a provision of $4.8 million and net chargeoffs of $7.1 million for the same quarter a year ago. Subject to adverse changes in economic conditions that could result in a deterioration of the Company's loan portfolio, such reduced levels of provisions and chargeoffs are likely to continue.

CAPITAL AND DIVIDENDS

     There are three capital requirements which banks and bank holding companies must meet. Two requirements take into consideration risks inherent in assets for both on- and off-balance sheet items on a risk-weighted basis ("risk-based assets"). Risk weightings are as determined by banking regulators for the industry as a whole. Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital, as defined in the regulations, divided by risk-based assets) of 4 percent and 8 percent, respectively. Tier 1 capital is essentially shareholders' investment, net of intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of intangibles. All but the most highly-rated banks are required to maintain a minimum of 4 percent. The Company has not been notified of a specific requirement above the minimum.

     At March 31, 1996, and December 31, 1995, the Company's consolidated risk-based assets totaled $1.62 billion and $1.63 billion, respectively. The capital ratios and regulatory minimum requirements applicable to the Company were:
                                                 MARCH 31, 1996                          DECEMBER 31, 1995
                                     --------------------------------------    --------------------------------------
                                          AMOUNT               PERCENT              AMOUNT               PERCENT
                                     -----------------    -----------------    -----------------    -----------------
                                               MINIMUM              MINIMUM              MINIMUM              MINIMUM
                                     ACTUAL    REQUIRED   ACTUAL    REQUIRED   ACTUAL    REQUIRED   ACTUAL    REQUIRED
                                     ------    --------   ------    --------   ------    --------   ------    --------
                                                                  (DOLLARS IN MILLIONS)

Tier 1 leverage capital............. $167.8    $ 77.5      8.68%     4.00%    $167.4      $ 75.8    $ 8.83%     4.00%
Tier 1 capital......................  167.8      65.0     10.32%     4.00%     167.4        65.3     10.24%     4.00%
Total (Tier 1 and Tier 2) capital...  188.1     127.2     11.83%     8.00%     187.8       127.7     11.75%     8.00%

     The Tier 1 leverage capital ratios and regulatory minimum requirements for the Company's subsidiary banks at March 31, 1996 and December 31, 1995 were:

                                                 MARCH 31, 1996                          DECEMBER 31, 1995
                                     --------------------------------------    --------------------------------------
                                          AMOUNT               PERCENT              AMOUNT               PERCENT
                                     -----------------    -----------------    -----------------    -----------------
                                               MINIMUM              MINIMUM              MINIMUM              MINIMUM
                                     ACTUAL    REQUIRED   ACTUAL    REQUIRED   ACTUAL    REQUIRED   ACTUAL    REQUIRED
                                     ------    --------   ------    --------   ------    --------   ------    --------
                                                                  (DOLLARS IN MILLIONS)

USTrust............................. $142.0    $109.7      7.77%     6.00%     $141.7     $107.3      7.92%     6.00%
USTC................................    5.1       1.0     29.33%     6.00%        5.0         .9     32.99%     6.00%
UST/Conn............................    9.3       4.2      8.90%     4.00%        9.1        4.4      8.31%     4.00%

     Capital ratios have been calculated consistent with regulatory policy which excludes the impact of SFAS No. 115 and the recording of an unrealized gain/loss on securities available-for-sale. The Company and each of its subsidiary banks are in compliance with their respective capital requirements.

     In the first quarter of this year, the Company recorded dividends receivable from subsidiaries of $1 million from USTrust, the Company's Massachusetts-based and largest subsidiary bank, $.5 million from United States Trust Company, an asset management and trust subsidiary, and $.5 million from JSA Financial Corporation, a nonbanking subsidiary specializing in the liquidation of problem assets. These subsidiary dividends are payable in April, 1996. Also during the quarter, the Company declared a quarterly cash dividend of $0.06 per share to stockholders for a total of $1.1 million payable April 25, 1996. This quarterly dividend reflects a 20 percent increase over the dividend declared and paid in the fourth quarter of 1995 and reflects the restoration of a regular quarterly shareholder dividend program.

     In late 1995, the Board approved a stock repurchase program, authorizing the Company to repurchase up to 500,000 shares, or approximately 2.8 percent of the Company's common stock outstanding, subject to prevailing market conditions and other factors. The repurchased shares will be held as treasury shares to be used for general corporate purposes, including employee benefit plans. Purchases may be made on the open market or in privately negotiated transactions. At March 31, 1996, a total of 75,000 shares had been repurchased under this program.

RECENT ACCOUNTING DEVELOPMENTS

     As of January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This Statement requires a review for impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment would be estimated if the sum of the expected future cash flows to result from the use and eventual disposition of the asset is less than the carrying amount of the asset. This Statement does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights, or deferred tax assets. The adoption of this Statement did not have any impact on the Company's financial position or results of operations.

     Also on January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends certain provisions of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," prohibiting the capitalization of mortgage loan servicing rights acquired through loan origination activities, by requiring that both originated and purchase mortgage loan servicing rights be capitalized. In addition, SFAS No. 122 requires all capitalized mortgage loan servicing rights be evaluated for impairment based on their fair values. The adoption of this Statement did not have any impact on the Company's financial position or results of operations.

                          PART II.  OTHER INFORMATION

     For the quarter ended March 31, 1996, Items 2, 3, 4 and 5 of Part II are either inapplicable or would elicit a response of "None" and therefore no reference thereto has been made herein.

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

     (b) Reports on Form 8-K - None

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.

Date:  May 14, 1996
                             By: /S/  NEAL F. FINNEGAN
                                 ------------------------------------------
                                 Neal F. Finnegan, President and
                                 Chief Executive Officer

Date:  May 14, 1996
                             By:  /S/  JAMES K. HUNT
                                 -------------------------------------------
                                 James K. Hunt, Executive Vice President,
                                 Treasurer, and Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)