Form 10-Q
period 1996-06-30
UST CORP
filed 1996-08-13
CIK 316901

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

                             COMMISSION FILE #0-9623

                                  -------------

                                    UST CORP.
             (Exact Name of Registrant as Specified in its Charter)

                 MASSACHUSETTS                         04-2436093
          (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)          Identification No.)

                40 COURT STREET
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At July 31, 1996, there were 17,901,990 shares of common stock outstanding, par value $.625 per share.




===============================================================================

                                    UST CORP.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

           Consolidated Balance Sheets -- June 30, 1996 and
             December 31, 1995 ..........................................   3

           Consolidated Statements of Income -- Three and
             Six Months Ended June 30, 1996 and 1995 ....................   4

           Consolidated Statements of Changes in Stockholders'
             Investment -- Six Months Ended June 30, 1996 and 1995 ......   5

           Consolidated Statements of Cash Flows -- Six Months Ended
             June 30, 1996 and 1995 .....................................   6

           Notes to Consolidated Financial Statements ...................   7


         ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................   9


PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings ......................................  21

         ITEM 4. Submission of Matters to a Vote of Security Holders ....  21

         ITEM 6. Exhibits and Reports on Form 8-K .......................  22

         SIGNATURES .....................................................  22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                    UST CORP.

                           CONSOLIDATED BALANCE SHEETS
                                                                 JUNE 30,      DECEMBER 31,
                                                                  1996            1995
                                                               ----------      ------------
                                                                 (DOLLARS IN THOUSANDS)
                                                               (UNAUDITED)
                                ASSETS
Cash, due from banks and interest-bearing deposits ......      $   82,403       $   89,799
Federal funds sold ......................................          15,000
Securities available-for-sale:
  Mortgage-backed securities ............................         245,437          246,521
  U.S. Treasury and Government agencies, asset backed
    and other securities ................................         324,469          329,152
                                                               ----------       ----------
           Total securities available-for-sale ..........         569,906          575,673
Loans:
  Loans -- net of unearned discount of $27,065,000 in
    1996 and $33,419,000 in 1995 (Note 2) ...............       1,332,175        1,272,077
  Reserve for possible loan losses (Note 2) .............         (55,427)         (56,029)
                                                               ----------       ----------
           Total loans, net .............................       1,276,748        1,216,048
Premises, furniture and equipment, net ..................          32,313           31,840
Loans held-for-sale .....................................             237           13,098
Intangible assets, net ..................................           4,067            4,650
Other real estate owned, net ............................           2,454            3,015
Other assets ............................................          43,888           34,965
                                                               ----------       ----------
           Total assets .................................      $2,027,016       $1,969,088
                                                               ==========       ==========
               LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
   Demand ...............................................      $  345,147       $  372,917
   Interest-bearing demand (NOW accounts) ...............         157,529          166,011
   Money market .........................................         204,041          210,924
   Regular savings ......................................         252,452          244,680
   Time:
      Certificates of deposit over $100 thousand ........         139,983          112,426
      Other .............................................         417,225          405,779
                                                               ----------       ----------
           Total deposits ...............................       1,516,377        1,512,737

Short-term and other borrowings .........................         310,006          243,105
Other liabilities .......................................          23,488           39,578
                                                               ----------       ----------
           Total liabilities ............................       1,849,871        1,795,420
Commitments and contingencies (Note 3)
Stockholders' investment (Note 4):
  Preferred stock $1 par value; Authorized --
    4,000,000 shares; Outstanding -- none
  Common stock $.625 par value; Authorized --
    30,000,000 shares; Issued -- 17,920,307 and
    17,843,582 shares in 1996 and 1995, respectively ....          11,200           11,152
  Additional paid-in capital ............................          74,668           74,158
  Retained earnings .....................................          96,701           87,253
  Unrealized (loss) gain on securities
    available-for-sale, net of tax ......................          (5,245)             961

  Treasury stock, at cost, 36,707 shares ................            (480)
  Deferred compensation and other .......................             301              144
                                                               ----------       ----------
           Total stockholders' investment ...............         177,145          173,668
                                                               ----------       ----------
           Total liabilities and stockholders'
             investment .................................      $2,027,016       $1,969,088
                                                               ==========       ==========


   The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                               ---------------------------     --------------------------
                                                   1996           1995            1996           1995
                                               -----------     -----------     -----------    -----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Interest income:
  Interest and fees on loans ..............    $    28,823     $    29,812     $    57,894    $    59,106
  Interest and dividends on securities:
    Taxable ...............................          8,713           5,902          17,658         12,180
    Non-taxable ...........................             79              89             158            267
  Interest on federal funds sold and
    other .................................             63             664              85            834
                                               -----------     -----------     -----------    -----------
       Total interest income ..............         37,678          36,467          75,795         72,387
                                               -----------     -----------     -----------    -----------
Interest expense:
  Interest on deposits ....................         10,912          10,835          21,983         20,139
  Interest on borrowings ..................          4,106           2,032           7,777          4,164
                                               -----------     -----------     -----------    -----------
       Total interest expense .............         15,018          12,867          29,760         24,303
                                               -----------     -----------     -----------    -----------
  Net interest income .....................         22,660          23,600          46,035         48,084
Provision for possible loan losses
  (Note 2) ................................         (5,500)          3,670          (4,000)         8,500
                                               -----------     -----------     -----------    -----------
  Net interest income after provision for
    possible loan losses ..................         28,160          19,930          50,035         39,584
                                               -----------     -----------     -----------    -----------
Noninterest income:
  Asset management fees ...................          3,167           3,486           6,355          6,742
  Corporate services income ...............          2,407           2,107           4,713          4,146
  Service charges on deposit accounts .....          1,038           1,188           2,148          2,440
  Securities (losses) gains, net ..........           (122)            (89)           (113)         1,446
  Other ...................................            484             315             893            943
                                               -----------     -----------     -----------    -----------
       Total noninterest income ...........          6,974           7,007          13,996         15,717
                                               -----------     -----------     -----------    -----------
Noninterest expense:
  Salary and employee benefits ............         10,914          10,759          22,324         21,904
  Net occupancy expense ...................          1,808           1,826           3,683          3,734
  Credit card processing expense ..........          1,247           1,032           2,462          2,103
  Foreclosed asset and workout expense ....            391           1,153             997          3,470
  Deposit insurance assessment ............            310           1,016             622          2,045
  Other ...................................          6,040           5,425          12,194         12,025
                                               -----------     -----------     -----------    -----------
       Total noninterest expense ..........         20,710          21,211          42,282         45,281
                                               -----------     -----------     -----------    -----------
Income before income taxes ................         14,424           5,726          21,749         10,020
  Income tax provision ....................          5,600           2,182           8,388          3,706
                                               -----------     -----------     -----------    -----------
       Net income .........................    $     8,824     $     3,544     $    13,361    $     6,314
                                               ===========     ===========     ===========    ===========
Per share data:
  Net income (Note 4) .....................    $      0.49     $      0.20     $      0.74    $      0.35
  Cash dividends declared .................    $      0.07              --     $      0.13             --
  Weighted average number of common
    shares (Note 4) .......................     18,078,633      18,029,518      18,160,639     17,933,378




The accompanying notes are an integral part of these consolidated financial statements.


                                    UST CORP.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                   (UNAUDITED)


                                                          ADDITIONAL           UNREALIZED              DEFERRED
                                                  COMMON   PAID-IN   RETAINED  GAIN/(LOSS)  TREASURY  COMPENSATION
                                                  STOCK    CAPITAL   EARNINGS ON SECURITIES   STOCK    AND OTHER       TOTAL
                                                 -------   -------   -------- ------------- --------  ------------     -----
                                                                                  (DOLLARS IN THOUSANDS)

Balance December 31, 1994 ....................   $11,009   $72,129   $73,183     $(23,601)                 $(86)    $132,634

Net income ...................................                         6,314                                           6,314

Stock  option  exercises  and stock issued
  under restricted stock plan ................        43       453                                                       496

Change in unrealized loss on securities
  available-for-sale, net of tax .............                                     20,475                             20,475

Activity in Directors Deferred
  Compensation Program and Other, net ........         4        42                                          196          242
                                                 -------   -------   -------     --------                  ----     --------

Balance June 30, 1995 ........................   $11,056   $72,624   $79,497     $ (3,126)                 $110     $160,161
                                                 =======   =======   =======     ========                  ====     ========

Balance December 31, 1995 ....................   $11,152   $74,158   $87,253     $    961                  $144     $173,668

Net income ...................................                        13,361                                          13,361

Cash dividends declared ......................                        (2,326)                                         (2,326)

Stock option exercises and stock
   issued under restricted stock plan ........        48       510    (1,587)                 $ 2,883                  1,854

Change from unrealized gain to loss on
  securities available-for-sale, net of tax ..                                     (6,206)                            (6,206)

Treasury stock acquired ......................                                                 (3,363)                (3,363)

Activity in Directors Deferred
  Compensation Program and Other, net ........                                                              157          157
                                                 -------   -------   -------     --------     -------      ----     --------

Balance June 30, 1996 ........................   $11,200   $74,668   $96,701     $ (5,245)    $  (480)     $301     $177,145
                                                 =======   =======   =======     ========     =======      ====     ========


The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                       1996          1995
                                                                    ----------    -----------
                                                                     (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
  Net income .....................................................   $  13,361    $   6,314
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for possible loan losses ...........................      (4,000)       8,500
    Depreciation and amortization ................................       2,330        2,722
    Amortization of gain on sale/leaseback .......................                     (192)
    (Accretion) amortization of securities (discount) premium,
      net ........................................................         (25)         320
    Securities losses (gains), net ...............................         113       (1,446)
    Gain on sale of other real estate owned, net .................        (268)        (252)
    Writedowns of other real estate owned ........................         245        1,030
    Deferred income tax (benefit) expense ........................      (6,446)         604
    (Increase) decrease in other assets and other liabilities,
      net ........................................................     (19,160)       7,462
                                                                     ---------    ---------
       Net cash (used) provided by operating activities ..........     (13,850)      25,062
Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale ...........      59,086       47,047
  Proceeds from maturities of securities available-for-sale ......      49,238       11,308
  Purchases of securities available-for-sale .....................    (109,259)      (2,171)
  Net increase in federal funds sold .............................     (15,000)     (85,000)
  Net increase in loans ..........................................     (58,389)     (26,345)
  Proceeds from sales of other real estate owned .................       2,273        3,364
  Proceeds from loans held-for-sale ..............................      12,861
  Purchases of premises and equipment ............................      (2,219)      (1,012)
                                                                     ---------    ---------
       Net cash used by investing activities .....................     (61,409)     (52,809)
Cash flows from financing activities:
  Net decrease in nontime deposits ...............................     (35,363)    (119,372)
  Net increase in certificates of deposit ........................      39,003      124,186
  Net increase in borrowings .....................................      66,901        4,041
  Cash dividends paid ............................................      (1,076)
  Treasury stock acquired ........................................      (3,363)
  Issuance of common stock for cash, net .........................       1,761          445
                                                                     ---------    ---------
       Net cash provided by financing activities .................      67,863        9,300
                                                                     ---------    ---------
  Decrease in cash and cash equivalents ..........................      (7,396)     (18,447)
  Cash and cash equivalents at beginning of year .................      89,799       93,079
                                                                     ---------    ---------
  Cash and cash equivalents at end of period .....................   $  82,403    $  74,632
                                                                     =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest......................................................   $  29,953    $  23,969
                                                                     =========    =========
    Income taxes..................................................   $  12,617    $   2,192
                                                                     =========    =========
Noncash transactions:
  Transfers from other assets to securities
    available-for-sale ...........................................   $   4,180    $     250
                                                                     =========    =========
  Transfers from loans to other real estate owned, net............   $   2,701    $   3,571
                                                                     =========    =========
  Financed other real estate owned sales..........................   $     550    $     565
                                                                     =========    =========
  Common stock issuance...........................................   $      93    $      97
                                                                     =========    =========




The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: The consolidated financial statements of UST Corp. and its subsidiaries ("the Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts included in this Form 10-Q have been reclassified to conform to current classifications. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. Any such adjustments were of a normal recurring nature, except as disclosed herein. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

        The results of operations for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results of operations for the full year or any other interim period.

NOTE 2: Analysis of the reserve for possible loan losses for the six months ended June 30, 1996 and 1995 is as follows:

                                                    1996        1995
                                                   -------     -------
                                                  (DOLLARS IN THOUSANDS)

     Balance at beginning of period ...........    $56,029    $ 64,088

     Chargeoffs/transfers .....................     (3,575)    (15,873)
     Recoveries on loans previously
       charged-off ............................      6,973       4,724
                                                   -------    --------
     Net recoveries (chargeoffs/transfers) ....      3,398     (11,149)

     Provided from operations .................     (4,000)      8,500
                                                   -------    --------
     Balance at end of period .................    $55,427    $ 61,439
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

NOTE 3: At June 30, 1996, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:
                                          CONTRACT OR NOTIONAL AMOUNT
                                          ---------------------------
                                            (DOLLARS IN THOUSANDS)

          Commitments to extend credit ........... $456,000

          Standby letters of credit and
           financial guarantees written ..........   51,000

          Commercial letters of credit ...........    4,000

          Foreign exchange contracts .............    2,000


                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive stock options computed under the treasury stock method. Average dilutive common stock equivalents totaled 281,700 and 321,329 for the three- and six-month periods ended June 30, 1996, respectively, and 344,608 and 275,424 for the three- and six-month periods ended June 30, 1995.

NOTE 5: On June 18, 1996 the Company announced that its principal banking subsidiary, USTrust, had entered into a definitive agreement with The First National Bank of Boston ("FNBB") and its parent company, Bank of Boston Corporation, under which USTrust would purchase certain assets and assume the deposit liabilities of twenty branches located in the greater Boston area. The transaction includes the transfer of approximately $860 million of deposits and USTrust will purchase approximately $510 million in commercial, residential real estate and other loans with businesses and consumers located in the communities served by the branches. Sixteen of the branches to be acquired are currently operated as BayBank branches and four of the branches are currently operated by FNBB. Upon completion of the transaction, USTrust will pay a premium equal to 7 percent of the deposit liabilities assumed or approximately $60 million. The transaction is expected to be completed in the fourth quarter of this year, or early 1997, and remains subject to Federal Deposit Insurance Corporation approval. The Company expects to fund this transaction with existing resources and does not expect to issue any additional shares of stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

     Net income for the quarter ended June 30, 1996, was $8.8 million, or $0.49 per share, over 145 percent above the $3.5 million, or $0.20 per share, reported for the same period in 1995. The earnings results for the first six months of 1996 of $13.4 million, or $0.74 per share, were also significantly above the prior year results of $6.3 million, or $0.35 per share. The predominant factor contributing to the increased net income was an earnings credit of $5.5 million recorded through the provision for possible loan losses. The recognition of a credit provision in this quarter was supported by several factors, the most significant of which was $5.1 million in net recoveries realized this quarter on loans previously charged-off, and the Company's successful efforts in the restoration of asset quality of the loan portfolio. See "Credit Quality and Reserve for Possible Loan Losses" for a further discussion. Also contributing to the earnings improvement was the continued reduction in noninterest expenses, particularly in the areas of foreclosed asset and loan workout expense and deposit insurance assessment.

     The continued improvement in key profitability measures was further accelerated by the jump in this quarter's net income. Return on average equity and return on average assets were 19.99 percent and 1.79 percent this quarter, respectively, compared to 8.82 percent and .79 percent, respectively, for the same quarter a year ago. The year-to-date results reflect a similar increase in return on average equity and assets of 15.23 percent and 1.37 percent in 1996, respectively, compared with 7.98 percent and .71 percent, respectively, in 1995.

     The following discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The discussion contains certain forward-looking statements, including without limitation the statements under "Credit Quality and Reserve for Possible Loan Losses" below in this Item 2 regarding the possibility of additional credit provisions in the third quarter. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations. Risk factors that could impact current and future performance include but are not limited to:
(i) changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, which could further accentuate credit-related losses and expenses and affect expectations of future loan balances; (iii) since most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral, adverse changes in the local real estate market can also negatively affect credit risk; (iv) the Company operates in an increasingly competitive New England financial services marketplace, where a large number of bank acquisitions and mergers has resulted in fewer but much larger and financially stronger competitors which could alter Company expectations; (v) fluctuations in market rates and prices can negatively affect net interest margin and asset valuations; and (vi) as a bank-holding company, the Company and its subsidiary banks are subject to changing regulatory requirements of federal and state agencies that could materially impact future operations of the Company.

NET INTEREST INCOME ANALYSIS

     Net interest income on a fully taxable equivalent basis was $22.8 million in the second quarter 1996, compared with $23.8 million in the same quarter of 1995. For the first six months of 1996, net interest income on a fully taxable equivalent basis was $46.4 million compared with $48.6 million in the same period last year. The decrease in net interest income for the three-month and six-month periods was largely attributable to the decline in market interest rates over the previous quarters. Yield on loans, which was directly affected by the decline in market rates, decreased 33 basis points to 9.09 percent for the three-month period and 20 basis points to 9.26 percent for the six-month period ended June 30, 1996. The positive benefit of the reduction in the level of nonaccrual loans, which are included in the loan yield calculation, of $33 million and $39 million for the three- and six-month periods, only softened the effect of the decrease caused by market rate changes. As shown in the table below, the lower yield on loans caused a rate change decrease in interest income of $1.1 million for both the three- and six-month periods. Yield on securities followed a similar track and declined approximately 30 basis points to 5.95 percent and 6.01 percent for the three- and six-month periods. As a result of the yield declines in loans and securities, yield on earning assets decreased from 8.62 percent and 8.67 percent for the three- and six-month periods last year, respectively, to 8.08 percent and 8.21 percent, respectively, this year. The total effect on interest income was a decline due to changes in rates of $1.5 million and $1.8 million for the three- and six-month periods, respectively.

     The cost of interest-bearing liabilities was 4.14 percent this quarter compared with 3.98 percent a year ago, a 16 basis point increase. For the six-month period liability costs increased from 3.80 percent last year to 4.14 percent this year. The increase was principally due to a rise in deposit rates which occurred during the first three quarters of 1995. Since that time, deposit rates have remained relatively flat. The resulting level cost of liabilities was aided to a smaller degree by the effect of lower market rates on repurchase agreements and federal funds purchased. The effect on total interest expense from changes in rates from a year ago was a decrease of $99 thousand for the current quarter and an increase of $836 thousand for the current six-month period.

     The second quarter's interest rate margin and spread of 4.88 percent and
3.94 percent, respectively, were below the 5.60 percent and 4.63 percent earned in the same quarter last year. The six-month interest rate margin and spread reflect similar decreases from 5.78 percent and 4.87 percent last year to 5.06 percent and 4.07 percent this year. Both interest rate margin and spread have been on a decline since a historical peak in early 1995. The driver behind the decline was the decrease in market rates and effect on earning asset yields. If the more recent trend of level market interest rates continues, the narrowing of interest rate margin and spread should subside with future changes limited to fluctuations in deposit rates. Any future increase in market interest rates would have a favorable, immediate impact on margin and spread. The net effect on net interest income from changes in rates this quarter as compared with the same quarter a year ago was a decrease of $1.4 million. The net effect for the six-month period was a decrease of $2.6 million.

     Average earning assets for the quarter were $1.88 billion, $175 million higher than the same period a year ago. Average earning assets for the six-month period were up $168 million from 1995. The growth in earning assets was primarily from the build-up in the lower yielding securities portfolio. As shown in the tables below, increased securities volume added $3.1 million to interest income for the quarter and $5.9 million for the six months ended June 30, 1996. When combined with lower interest income on federal funds sold due to reduced volume and the change in volume-related loan interest, total interest income increased $2.6 million this quarter from a year ago and $5.0 million for the six months ended June 30, 1996. Funding for the additional securities volume was reflected in an increase in average short-term borrowings of $186 million and $159 million for the three- and six-month periods, respectively, which added $2.2 million and $3.7 million, respectively, to interest expense. Also contributing to higher interest expense in both periods was an increase in average time deposits of $27 million and $59 million for the three- and six-month periods, respectively, while lower-cost savings, NOW and money market deposits decreased $49 million and $63 million, respectively. The net effect on net interest income from changes in volume of interest-earning assets and interest-bearing liabilities was an increase of $393 thousand and $411 thousand for the three- and six-month periods, respectively.

     The following tables attribute changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the quarter and six months ended June 30, 1996 when compared with the quarter and six months ended
June 30, 1995. Changes attributable to both rate and volume are allocated on a weighted basis.


                                                           INCREASE (DECREASE) FROM
                                                          QUARTER ENDED JUNE 30, 1995
                                                          ---------------------------
                                                                       AMOUNT DUE TO
                                                                         CHANGES IN
                                          QUARTER ENDED    TOTAL      -----------------
                                          JUNE 30, 1996    CHANGE      VOLUME    RATE
                                          -------------    ------     -------   -------
                                                       (DOLLARS IN THOUSANDS)

Interest income:
  Interest and fees on loans* ............   $28,947      $(1,043)    $   97    $(1,140)
  Interest and dividends on securities:
        Taxable ..........................     8,713        2,811      3,090       (279)
        Non-taxable* .....................       115          (16)       (11)        (5)
  Interest on federal funds sold and
     other................................        63         (601)      (533)       (68)
                                             -------      -------     ------    -------
        Total interest income* ...........    37,838        1,151      2,643     (1,492)
                                             -------      -------     ------    -------
Interest expense:
    Interest on regular savings, NOW
      and money market deposits ..........     3,527         (446)      (298)      (148)
    Interest on time deposits ............     7,385          523        366        157
    Interest on borrowings ...............     4,106        2,074      2,182       (108)
                                             -------      -------     ------    -------
        Total interest expense ...........    15,018        2,151      2,250        (99)
                                             -------      -------     ------    -------
Net interest income ......................   $22,820      $(1,000)    $  393    $(1,393)
                                             =======      =======     ======    =======


- ----------

* Fully taxable equivalent at the federal income tax rate of 35 percent, and includes applicable state taxes, net of federal benefit. The tax equivalent adjustment on loans was $124 thousand and on non-taxable securities was $36 thousand for the quarter ended June 30, 1996.




                                                               INCREASE (DECREASE) FROM
                                                            SIX MONTHS ENDED JUNE 30, 1995
                                                            ------------------------------
                                                                          AMOUNT DUE TO
                                                                            CHANGES IN
                                         SIX MONTHS ENDED    TOTAL      -----------------
                                          JUNE 30, 1996      CHANGE      VOLUME    RATE
                                         ----------------    ------     -------   -------
                                                       (DOLLARS IN THOUSANDS)

Interest income:
  Interest and fees on loans* ............   $58,146        $(1,320)    $ (216)   $(1,104)
  Interest and dividends on securities:
      Taxable ............................    17,658          5,478      5,964       (486)
      Non-taxable* .......................       231           (161)       (30)      (131)
  Interest on federal funds sold and
    other.................................        85           (749)      (686)       (63)
                                             -------        -------     ------    -------
      Total interest income* .............    76,120          3,248      5,032     (1,784)
                                             -------        -------     ------    -------
Interest expense:
  Interest on regular savings, NOW
   and money market deposits .............     7,224           (958)      (739)      (219)
  Interest on time deposits ..............    14,759          2,802      1,624      1,178
  Interest on borrowings .................     7,777          3,613      3,736       (123)
                                             -------        -------     ------    -------
      Total interest expense .............    29,760          5,457      4,621        836
                                             -------        -------     ------    -------
Net interest income ......................   $46,360        $(2,209)    $  411    $(2,620)
                                             =======        =======     ======    =======


- ----------

* Fully taxable equivalent at the federal income tax rate of 35 percent, and includes applicable state taxes, net of federal benefit. The tax equivalent adjustment on loans was $252 thousand and on non-taxable securities was $73 thousand for the six months ended June 30, 1996.

NONINTEREST INCOME

     Noninterest income for the quarter was level with the same period a year ago at $7.0 million. Corporate services income, which includes merchant credit card fees, rose 14 percent, or $300 thousand, this quarter while other noninterest income increased approximately $200 thousand due to a higher level of residual income on maturing equipment leases and an increase in income realized on home equity loans purchased at a substantial discount from the Resolution Trust Corporation in 1991. These increases were offset by a decline in asset management fees due to a slightly lower level of assets under management, and a decline in deposit service fees resulting from a reduction during the past year in the average number of deposit accounts and the effect of price changes associated with new deposit product offerings. For the six-month comparison noninterest income was $1.7 million lower than the six-month period in 1995 which included a $1.5 million realized gain from the sale of equity investments held by a venture capital subsidiary. Also lower were asset management fees and deposit service fees of approximately $387 thousand and $292 thousand, respectively. Corporate services income year to date through June was up 14 percent, or $567 thousand.

NONINTEREST EXPENSE

     Total noninterest expense decreased this quarter $501 thousand to $20.7 million. The largest declines were $762 thousand in foreclosed asset and workout expense commensurate with the decline in nonperforming and substandard assets, and $706 thousand in deposit insurance assessment due to lower premium rates (Refer to "Deposit Insurance Assessment" below for a further discussion). Partially offsetting these decreases was an increase in salary and employee benefits expense of $155 thousand which includes $80 thousand in severance-related costs, higher credit card processing expense of $215 thousand consistent with the increase in merchant credit card income described above, and higher other noninterest expense. For the six-month comparison, noninterest expense was $42.3 million, $3.0 million lower than the same period last year. The largest declines were in foreclosed asset and workout expense of $2.5 million and deposit insurance assessment of $1.4 million.

     As shown in the table below, other noninterest expense increased $615 thousand in the second quarter compared with the same quarter a year ago, due primarily to higher legal and consulting, litigation provisions, and all other expense. In the six-month comparison other noninterest expense increased $169 thousand to $12.2 million reflecting higher furniture and equipment, legal and consulting, litigation provisions and higher all other expense. The 1996 litigation provisions are the result of a settlement of certain litigation in the first quarter and certain other litigation matters requiring current accounting recognition. Amortization of intangibles decreased in both the three-month and six-month periods in comparison to 1995 which included accelerated amortization of certain core deposit intangible assets. Also significantly lower in the first six months of 1996 compared to last year were provisions recorded in connection with space consolidation, including the write-off of leases and leasehold improvements on abandoned facilities.
                              THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                              ---------------------------    -------------------------
                                   1996       1995              1996        1995
                                 -------     -------          -------     -------

Furniture and equipment......     $  903      $  895          $ 1,946     $ 1,735
Legal and consulting.........        724         522            1,319       1,119
Advertising and promotion....        603         527            1,217       1,248
Service  bureau and other
  data processing............        346         374              701         665
Litigation provisions........        300                          770
Amortization of intangibles..        292         462              584       1,044
Facility consolidation
  provisions.................         31                           49         874
All other....................      2,841       2,645            5,608       5,340
                                  ------      ------          -------     -------
 Total other noninterest
   expense...................     $6,040      $5,425          $12,194     $12,025
                                  ======      ======          =======     =======

     For the remainder of the year many of the operating expenses of the Company are expected to continue to be favorably below 1995 levels. At such time that the pending acquisition of 20 banking branches is completed, noninterest expenses would increase appropriately (Refer to Note 5 to the Notes to Consolidated Financial Statements for a further discussion of the branch acquisition). In addition, the Company expects to record a one-time restructuring charge associated with the branch acquisition that would have a material impact on the operating results of the Company in the period that it is recognized.

DEPOSIT INSURANCE ASSESSMENT

     The Company holds certain deposits insured by the Savings Association Insurance Fund assumed by the Company in connection with its 1990 acquisition of Home Owners Savings Bank, F.S.B., a failed savings association. Various forms of proposed legislation have been introduced which may result in a one-time assessment on such deposits. The amount of such potential assessment cannot be determined at this time, but could have a material impact on the operating results of the Company in the period in which the enabling legislation is enacted. In the event of such assessment, the insurance premium charged on the former thrift deposits would be reduced in subsequent periods.

INCOME TAXES

     The Company recorded income taxes of $5.6 million compared with $2.2 million for the same quarter last year. The effective tax rate for the quarter was 38.8 percent compared with 38.1 percent a year ago.

     As of June 30, 1996, included in other assets was a deferred tax asset of approximately $15.9 million which is expected to be realized against future taxable income. The Company believes that it is more likely than not that the benefit of this deferred asset will be realized. The increase in the deferred tax asset from the December 31, 1995 balance of $7.0 million reflects the recognition for tax purposes earlier this year of the significant increase in the market valuation of the loan portfolio as taxable income. The increase in market valuation reflects the reduction in substandard loans and improvement in credit quality of the loan portfolio.

ASSETS

     Total assets increased $58 million since year-end 1995 to $2.027 billion. The increase in asset size was largely the result of net loan growth of $60 million during the first six months of this year to $1.332 billion. Sales of loans in the loans held-for-sale portfolio reduced the $13 million balance at year end to a nominal amount at June 30, 1996.

     The balance of total securities was $570 million at June 30, $6 million lower than six months ago. A decrease in the portfolio balance was due to a change from an unrealized gain on securities available-for-sale of $1.7 million at December 31, 1995 to an unrealized loss of $9.1 million at June 30, 1996. The decline in market value of the portfolio is directly related to the upward movement in market bond prices experienced during the period. Partially offsetting the decrease was the purchase of $5 million in Federal Home Loan Bank ("FHLB") stock by a Company banking subsidiary, USTrust. The bank became a member of the FHLB in the second quarter and is required to invest in the FHLB in an amount equal to the greater of 1 percent of residential mortgage loans, including certain mortgage-backed securities, or three tenths of 1 percent of total assets.

     The change in unrealized valuation to market value on securities available-for-sale also had the negative effect of decreasing stockholders' investment by $6.2 million since year-end 1995. The unrealized gain reported as part of stockholders' investment of $1.0 million, net of a $.7 million deferred tax provision at December 31, 1995 changed to an unrealized loss of $5.2 million, net of a $3.9 million deferred tax benefit.

     The following table presents the composition of the loan portfolio:


                                             JUNE 30,    MARCH 31,   DECEMBER 31,   JUNE 30,
                                               1996         1996         1995         1995
                                            ----------   ----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)

Commercial and financial ................   $  634,095   $  593,249   $  642,940   $  685,525
Commercial real estate:
  Construction ..........................       16,237       15,383       16,937       14,164
  Developer, investor and land...........      199,904      202,066      207,710      242,587
Consumer:
  Residential mortgage ..................       82,062       81,823       85,806       89,677
  Home equity ...........................       85,676       78,083       70,066       70,509
  Indirect automobile installment........      250,535      218,080      197,148      139,165
  Other consumer ........................       29,158       24,162       23,015       20,787
Lease financing .........................       34,508       28,880       28,455       26,459
                                            ----------   ----------   ----------   ----------
        Total loans .....................   $1,332,175   $1,241,726   $1,272,077   $1,288,873
                                            ==========   ==========   ==========   ==========



     The commercial loan portfolios listed above totaled $850 million at June 30, 1996, reflecting net growth of 5 percent, or $40 million, during the second quarter. This period's growth follows several consecutive quarters of decline in the commercial loan portfolio due to the outflow of problem loans through aggressive collection, chargeoffs or third-party refinancings.

     The strong growth in the indirect automobile loan portfolio experienced over the last two years continued this quarter. This portfolio totaled $251 million at June 30 which represents growth of 27 percent, or $53 million, since year end. The "Prime Always" home equity loan product and promotional campaign has produced strong growth in this portfolio of 22 percent, or $16 million, during the first six months of the year. This spring's consumer marketing campaign also resulted in growth in the other consumer loan category of 27 percent, or $6 million. The lease financing portfolio also reflects successful growth in equipment leases of 21 percent, or $6 million.

     There was a small decrease in the balance of residential mortgage loans in the first half of this year. With the exception of residential loans obtained through possible acquisitions, future growth in this portfolio is not expected. The residential mortgage industry has become increasingly the purview of large scale providers which prompted the Company's subsidiary banks, after careful consideration, to discontinue the origination of residential mortgages effective in the quarter ended June 30, 1996.

LIQUIDITY AND FUNDING

     Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through amortization, maturity or sale of assets such as loans and securities, liability sources such as increased deposits and purchased or borrowed funds, and access to the capital markets. The Company's securities portfolio is classified entirely as available-for-sale, which provides the flexibility to sell certain securities based upon changes in economic or market conditions, interest rate risk and the Company's financial position and liquidity. In the second quarter the Company's largest subsidiary bank, USTrust, became a member of the FHLB. The membership provides USTrust, among other things, the privilege to borrow from the FHLB with a current limit of approximately $40 million.

     At June 30, 1996, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $287 million, or 14 percent of total assets.

     The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term borrowings. Total deposits increased only slightly to $1.516 billion from $1.513 billion at year-end 1995. Demand deposits decreased $28 million from the seasonal high at the beginning of the year. NOW, money market and regular savings deposits decreased $8 million while time certificates of deposit continue to build and increased $39 million in the first half of the year.

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $7.4 million during the six-month period ended June 30, 1996. Cash used by operations resulted largely from the net increase in other assets and other liabilities partially offset by the aggregate of operating income items. Cash used by investing activities was due to an excess of purchases of securities and increased loan volume over the proceeds from both the sales and maturities of securities. Net cash provided by financing activities was primarily due to the increases in short-term borrowings and certificates of deposit partially offset by the net decrease in nontime deposits.

     There was little change since the beginning of the year in the level of liquid assets of the parent company which totaled $1.9 million in cash and due from banks and $4 million in securities purchased under repurchase agreements at June 30, 1996.

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

     The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate. As interest rates declined in the first three months of 1996 before leveling off in the second quarter, the prime rate and, therefore, the Company's yield on earning assets decreased while the rate paid on interest-bearing liabilities remained constant.

     The following table summarizes the Company's GAP position at June 30, 1996. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing demand deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for demand deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At June 30, 1996, the one-year cumulative GAP position was negative at $111 million, or approximately 5 percent of total assets.


                                                                   INTEREST SENSITIVE PERIODS
                                                    0-30 DAYS  31-90 DAYS   91-365 DAYS  OVER 1 YEAR  TOTAL
                                                    ---------  ----------   -----------  -----------  -----
                                                                      (DOLLARS IN MILLIONS)

Loans, net of reserve .............................   $ 716      $  58         $ 106       $  397     $1,277
Federal funds sold ................................      15                                               15
Securities ........................................       6         22            75          467        570
Other assets ......................................                 20                        145        165
                                                      -----      -----         -----       ------     ------
     Total assets .................................   $ 737      $ 100         $ 181       $1,009     $2,027
                                                      -----      -----         -----       ------     ======
Interest-bearing deposits .........................   $ 364      $ 133         $ 217       $  457     $1,171
Borrowed funds ....................................     300         10                                   310
Noninterest-bearing demand deposits ...............     105                                   240        345
Other liabilities and stockholders' equity ........                                           201        201
                                                      -----      -----         -----       ------     ------
     Total liabilities and equity .................   $ 769      $ 143         $ 217       $  898     $2,027
                                                      -----      -----         -----       ------     ======
GAP for period ....................................   $ (32)     $ (43)        $ (36)      $  111
                                                      =====      -----         -----       ------
Cumulative GAP ....................................              $ (75)        $(111)      $    0
                                                                 =====         =====       ======
As a percent of total assets.......................   (1.58%)    (3.70%)       (5.48%)



CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

     In the period ended June 30, 1996 substandard loans reflect another quarter of the Company's aggressive effort to reduce the level of problem credits. Such loans totaled $30.7 million at quarter end representing a 34 percent, or $15.5 million, reduction in the quarter. The June 30, 1996 balance compares with the year-end balance of $43.8 million and $93.5 million a year ago. Loans reported as substandard include loans classified as Substandard or Doubtful as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include nonaccruals, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

     As of June 30, 1996, approximately 50 percent of loans classified as Substandard or Doubtful were collateralized with real estate, and the remainder were collateralized with accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 45 percent were collateralized by commercial real estate development, approximately 40 percent by owner-occupied commercial properties and approximately 10 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.


     The following table displays the Company's total nonperforming assets and measures performance regarding certain key indicators of asset quality:


                                                 JUNE 30,   MARCH 31, DECEMBER 31, JUNE  30,
                                                  1996        1996       1995       1995
                                                --------     -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)

Nonperforming assets:
   Nonaccrual loans .........................   $ 22,661     $19,204    $19,930    $38,170
   Accruing loans 90 days or more past due ..        387         471        257      1,576
   Other real estate owned ("OREO"), net ....      2,454       3,159      3,015      8,822
   Restructured loans .......................         61          67      5,783      8,265
                                                --------     -------    -------    -------
Total nonperforming assets ..................   $ 25,563     $22,901    $28,985    $56,833
                                                ========     =======    =======    =======

Reserve for possible loan losses ............   $ 55,427     $55,798    $56,029    $61,439
Net (recoveries) chargeoffs for the quarter .     (5,129)      1,731      7,617      4,073
OREO reserve ................................        813         682        568      1,257

Ratios:
   Reserve to nonaccrual loans ..............      244.6%      290.6%     281.1%     161.0%
   Reserve to total of nonaccrual loans,
     accruing loans 90 days or more past due,
     and restructured loans .................      239.9%      282.6%     215.7%     128.0%
   Reserve to period-end loans ..............        4.2%        4.5%       4.4%       4.8%
   Nonaccrual loans and accruing loans over
     90 days past due to period-end loans ...        1.7%        1.6%       1.6%       3.1%
   Nonperforming assets to period-end loans
    and OREO ................................        1.9%        1.8%       2.3%       4.4%
   Annualized net chargeoffs to average loans       (1.6%)        .6%       2.4%       1.3%
   OREO reserve to OREO .....................       24.9%       17.8%      15.9%      12.5%




     As shown in the table above, total nonperforming assets were $25.6 million at June 30, 1996, which reflects a slight increase in nonaccrual loans during the quarter, while total nonperformers were down $3.4 million for the year. The level of nonperforming assets at quarter end was within the range of industry norms relative to the Company's size and total volume of loans, so that periodic fluctuations can be expected. In comparison with a year ago, nonperforming assets have declined $31.3 million. With the exception of further accelerated disposition programs such as bulk sales of troubled assets which the Company continues to consider, the large quarterly declines experienced over the last two to three years are not expected to continue.

     At June 30, 1996, total impaired loans were $22.7 million, comprised of $.3 million that required a reserve for possible loan losses of $.3 million and $22.4 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") are loans recognized by the Company as nonaccrual and restructured.

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

     No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses to each category of loans is presented below:
                                       JUNE 30,  MARCH 31,  DECEMBER 31, JUNE 30,
                                        1996      1996         1995       1995
                                      -------   -------       -------   -------
                                                 (DOLLARS IN THOUSANDS)
Reserve for possible loan losses
  allocation to loans outstanding:
   Commercial and financial .......   $18,345   $18,816       $20,055   $20,721
   Commercial real estate:
     Construction .................       440       457           495       401
     Developer, investor and land .     4,267     4,796         4,802     5,528
   Consumer* ......................     6,601     5,898         8,515     7,319
   Lease financing ................       431       361           356       331
   Unallocated ....................    25,343    25,470        21,806    27,139
                                      -------   -------       -------   -------
      Total loan loss reserve......   $55,427   $55,798       $56,029   $61,439
                                      =======   =======       =======   =======
- ----------

* Consumer loans include indirect automobile installment loans, residential mortgages and home equity lines of credit, credit cards, and check credit loans.


      The balance of the reserve for possible loan losses of $55.4 million at June 30, 1996 has remained relatively unchanged since year-end 1995. Net chargeoffs of $1.7 million in the first quarter were offset with a similar amount of provision for possible loan losses. In the second quarter the Company realized $5.1 million in net recoveries on loans previously charged off. This, along with the Company's risk rating and reserve adequacy indicators and overall improvement in asset quality, provided a basis to record a $5.5 million credit provision for possible loan losses. As shown in the table above, the asset quality improvement of the commercial loan portfolios has reduced the reserve allocation requirement to these loans over the past few quarters. The unallocated portion has grown to $25 million, or 46 percent, of the total reserve balance as of June 30, 1996. The Company's subsidiary banks are currently under an annual examination performed by the federal and state regulatory agencies. Based on the final examination results, and the Company's continued monitoring and analysis of trends in asset quality and reserve adequacy, additional credit provisions may be recorded in the third quarter which could align reserve ratios more closely with those of comparable institutions. Such credit provisions could have a material positive impact on the quarter and year-to-date operating results. As of June 30, 1996, the reserve was 244.6 percent of nonaccrual loans, 216.8 percent of total nonperforming assets, 180.5 percent of loans reported as substandard, which includes nonaccrual loans, and 4.2 percent of total loans.

CAPITAL AND DIVIDENDS

     There are three capital requirements which banks and bank holding companies must meet. Two requirements take into consideration risks inherent in assets for both on- and off-balance sheet items on a risk-weighted basis ("risk-based assets"). Risk weightings are as determined by banking regulators for the industry as a whole. Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital, as defined in the regulations, divided by risk-based assets) of 4 percent and 8 percent, respectively. Tier 1 capital is essentially shareholders' investment, net of intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of intangibles. All but the most highly-rated banks are required to maintain a minimum of 4 percent. The Company has not been notified of a specific requirement above the minimum. All three capital ratios are calculated excluding the effect of SFAS No. 115 and unrealized gain/loss on securities available-for-sale.

     At June 30, 1996, and December 31, 1995, the Company's consolidated risk-based assets totaled $1.66 billion and $1.63 billion, respectively. The capital ratios and regulatory minimum requirements applicable to the Company were:

                                                JUNE 30, 1996                    DECEMBER 31, 1995
                                     -----------------------------------  -----------------------------------
                                          AMOUNT           PERCENT           AMOUNT             PERCENT
                                     ----------------  -----------------  ----------------  ------------------
                                              MINIMUM            MINIMUM          MINIMUM             MINIMUM
                                     ACTUAL  REQUIRED  ACTUAL   REQUIRED  ACTUAL  REQUIRED   ACTUAL   REQUIRED
                                     ------  --------  ------   --------  ------  --------   ------   --------
                                                                  (DOLLARS IN MILLIONS)

Tier 1 leverage capital .........   $175.0   $ 79.1      8.87%    4.00%   $167.4   $ 75.8      8.83%     4.00%
Tier 1 capital ..................    175.0     66.3     10.34%    4.00%    167.4     65.3     10.24%     4.00%
Total (Tier 1 and Tier 2) capital    196.1    129.9     11.83%    8.00%    187.8    127.7     11.75%     8.00%



     The Tier 1 leverage capital ratios and regulatory minimum requirements for the Company's subsidiary banks at June 30, 1996 and December 31, 1995 were:
                                                JUNE 30, 1996                    DECEMBER 31, 1995
                                     -----------------------------------  -----------------------------------
                                          AMOUNT           PERCENT           AMOUNT             PERCENT
                                     ----------------  -----------------  ----------------  ------------------
                                              MINIMUM            MINIMUM          MINIMUM             MINIMUM
                                     ACTUAL  REQUIRED  ACTUAL   REQUIRED  ACTUAL  REQUIRED   ACTUAL   REQUIRED
                                     ------  --------  ------   --------  ------  --------   ------   --------
                                                                  (DOLLARS IN MILLIONS)


USTrust .........................   $148.3   $117.7       7.97%   6.00%   $141.7  $107.3        7.92%    6.00%
United States Trust Company......      5.1       .9      35.04%   6.00%     5.0       .9       32.99%    6.00%
UST Bank/Connecticut ............      6.6      4.4       5.99%   4.00%     9.1      4.4        8.31%    4.00%


     The Company and each of its subsidiary banks are in compliance with their respective capital requirements.

     The Company paid a cash dividend to stockholders in the second quarter of $0.06 per share for a total of $1.1 million. On June 18, 1996, a quarterly dividend to stockholders was declared of $0.07 per share for a total of $1.3 million payable July 25, 1996. The Company received cash dividends from subsidiaries during the second quarter of $1 million from USTrust, $.5 million from United States Trust Company ("USTC"), an asset management and trust subsidiary, and $.5 million from JSA Financial Corporation ("JSA"), a nonbanking subsidiary specializing in the liquidation of problem assets. The Company recorded dividends receivable from subsidiaries of $2.5 million from USTrust, $.5 million from USTC, $.5 million from JSA and $3 million from UST Bank/Connecticut, a Connecticut-based banking subsidiary. These subsidiary dividends are payable in July 1996.

     In late 1995, the Company's Board of Directors approved a common stock repurchase program, authorizing the repurchase of up to 500,000 shares subject to market conditions and other factors. The repurchased shares are held as treasury shares to be used for general corporate purposes, including employee benefit plans. Purchases may be made on the open market or in privately negotiated transactions. At June 30, 1996, a total of 250,000 shares had been repurchased under this program, of which 213,293 shares have been reissued in connection with stock option exercises.

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

                           PART II. OTHER INFORMATION


     For the quarter ended June 30, 1996, Items 2, 3 and 5 of Part II are either inapplicable or would elicit a response of "None" and therefore no reference thereto has been made herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) the Annual Meeting of Stockholders of the Company was held on May 21, 1996.

     (b) the following matters were submitted to a vote of the Stockholders of the Company: (1) the election of each of the following eight Directors of the Company, each of whom will serve for a three-year term:

                        Edward Guzovsky         William Schwartz
                        Brian W. Hotarek        Edward J. Sullivan
                        Vikki L. Pryor          Michael J. Verrochi, Jr.
                        Gerald M. Ridge         Gordon M. Weiner

     (2) the ratification and approval of the 1996 Directors' Stock Option Plan.

     The following votes were cast with respect to the election of Directors:

                                                        WITHHOLD
                                           FOR         AUTHORITY
                                           ---         ---------
Edward Guzovsky.....................   11,917,921        988,627
Brian W. Hotarek....................   11,960,606        945,942
Vikki L. Pryor......................   11,960,606        945,942
Gerald M. Ridge.....................   11,816,883      1,089,665
William Schwartz....................   11,907,617        998,931
Edward J. Sullivan..................   11,918,347        988,200
Michael J. Verrochi, Jr.............   11,910,228        996,320
Gordon M. Weiner....................   11,957,191        949,356


     The following is a list of the thirteen (13) additional Directors of the Company whose term of office as a Director continued after the meeting:

                        Robert M. Coard         Francis X. Messina
                        Domenic Colasacco       Sydney L. Miller
                        Robert L. Culver        Samuel B. Sheldon*
                        Alan K. DerKazarian     Barbara C. Sidell
                        Donald C. Dolben        James V. Sidell
                        Neal F. Finnegan        Paul D. Slater
                        Wallace M. Haselton

* Subsequently resigned on June 30, 1996

      The following votes were cast in connection with the approval of the 1996
Directors' Stock Option Plan:

                        IN FAVOR.............9,947,586
                        AGAINST................586,203
                        ABSTAIN................149,800
                        DELIVERED, NOT VOTED.2,222,958

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          27. Summary Financial Information.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Commission on July 2, 1996 regarding the execution by USTrust, the Company's principal subsidiary, of a Purchase and Assumption Agreement with The First National Bank of Boston ("FNBB") and joined in for certain purposes by Bank of Boston Corporation pursuant to which USTrust will purchase certain assets and assume deposit liabilities booked at and allocated to twenty branches located in the greater Boston, Massachusetts area. The purchase remains conditioned on USTrust's receipt of the regulatory approval from the Federal Deposit Insurance Corporation. Sixteen of the branches to be acquired are currently operated as BayBank branches and four of the branches are currently operated by FNBB. Ten of the branches are located in Middlesex County, with the remaining ten divided equally between Norfolk and Suffolk Counties.


      In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.


Date: August 12, 1996                     By: /s/ Neal F. Finnegan
                                              -------------------------------
                                              Neal F. Finnegan, President and
                                              Chief Executive Officer


Date:  August 12, 1996                    By: /s/ James K. Hunt
                                              ---------------------------
                                              James K. Hunt, Executive Vice
                                              President, Treasurer, and Chief
                                              Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)