Form 10-Q
period 1996-09-30
UST CORP
filed 1996-11-13
CIK 316901

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At October 31, 1996, there were 17,936,990 shares of common stock outstanding, par value $.625 per share.




===============================================================================

                                    UST CORP.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

         Consolidated Balance Sheets -- September 30, 1996
            and December 31, 1995 .......................................... 3

         Consolidated Statements of Income -- Three and Nine
            Months Ended September 30, 1996 and 1995........................ 4

         Consolidated Statements of Changes in Stockholders' Investment --
            Nine Months Ended September 30, 1996 and 1995................... 5

         Consolidated  Statements of Cash Flows -- Nine Months Ended
            September 30, 1996 and 1995 .................................... 6

         Notes to Consolidated Financial Statements......................... 7


       ITEM  2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................ 10


PART II. OTHER INFORMATION

        ITEM 1.  Legal Proceedings......................................... 22

        ITEM 6.  Exhibits and Reports on Form 8-K.......................... 22

        SIGNATURES ........................................................ 23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                    UST CORP.

                                    CONSOLIDATED BALANCE SHEETS
                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                   1996              1995
                                                               ------------      ------------
                                                                   (DOLLARS IN THOUSANDS)
                                                                (UNAUDITED)
                                     ASSETS
Cash, due from banks and interest-bearing deposits ......       $   89,741        $   89,799
Federal funds sold ......................................            2,723
Securities available-for-sale:
  Mortgage-backed securities ............................          237,654           246,521
  U.S. Treasury and Government agencies, asset backed
     and other securities ...............................          307,208           329,152
                                                                ----------        ----------
           Total securities available-for-sale ..........          544,862           575,673
Loans:
  Loans -- net of unearned discount of $23,984,000 in
    1996 and $33,419,000 in 1995 (Note 2) ...............        1,359,001         1,272,077
  Reserve for possible loan losses (Note 2) .............          (41,411)          (56,029)
                                                                ----------        ----------
           Total loans, net .............................        1,317,590         1,216,048
Premises, furniture and equipment, net ..................           33,218            31,840
Loans held-for-sale .....................................              172            13,098
Intangible assets, net ..................................            3,772             4,650
Other real estate owned, net ............................            1,097             3,015
Other assets ............................................           38,473            34,965
                                                                ----------        ----------
           Total assets .................................       $2,031,648        $1,969,088
                                                                ==========        ==========

               LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
   Noninterest-bearing ..................................       $  360,264        $  372,917
   Interest-bearing:
      NOW ...............................................          158,243           166,011
      Money market ......................................          194,327           210,924
      Regular savings ...................................          260,459           244,680
   Time:
      Certificates of deposit over $100 thousand ........          128,327           112,426
      Other .............................................          395,192           405,779
                                                                ----------        ----------
           Total deposits ...............................        1,496,812         1,512,737
Short-term and other borrowings .........................          314,134           243,105
Other liabilities .......................................           30,601            39,578
                                                                ----------        ----------
           Total liabilities ............................        1,841,547         1,795,420

Commitments and contingencies (Note 3)
Stockholders' investment (Note 4):
  Preferred stock $1 par value; Authorized --
    4,000,000 shares; Outstanding -- none
  Common stock $.625 par value; Authorized --
    30,000,000 shares; Issued -- 17,927,670 and
    17,843,582 shares in 1996 and 1995, respectively ....           11,205            11,152
  Additional paid-in capital ............................           74,746            74,158
  Retained earnings .....................................          108,054            87,253
  Unrealized (loss) gain on securities
    available-for-sale, net of tax ......................           (4,339)              961
  Deferred compensation and other .......................              435               144
                                                                ----------        ----------
           Total stockholders' investment ...............          190,101           173,668
                                                                ----------        ----------
           Total liabilities and stockholders' investment       $2,031,648        $1,969,088
                                                                ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                   UST CORP.

                                      CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)
                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                        ------------------          ------------------
                                                        1996          1995          1996          1995
                                                        ----          ----          ----          ----
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Interest income:
  Interest and fees on loans ....................   $    30,025   $    29,871   $    87,963   $    88,979
  Interest and dividends on securities:
    Taxable .....................................         8,307         6,010        25,964        18,191
    Non-taxable .................................            73           163           232           430
  Interest on federal funds sold and other.......           147         1,582           232         2,415
                                                    -----------   -----------   -----------   -----------
       Total interest income ....................        38,552        37,626       114,391       110,015
                                                    -----------   -----------   -----------   -----------
Interest expense:
  Interest on deposits ..........................        11,199        11,251        33,182        31,390
  Interest on borrowings ........................         3,749         2,670        11,526         6,834
                                                    -----------   -----------   -----------   -----------
       Total interest expense ...................        14,948        13,921        44,708        38,224
                                                    -----------   -----------   -----------   -----------
  Net interest income ...........................        23,604        23,705        69,683        71,791
Provision (credit) for possible loan
  losses (Note 2) ...............................       (14,600)        2,790       (18,600)       11,290
                                                    -----------   -----------   -----------   -----------
  Net interest income after provision for
     possible loan losses .......................        38,204        20,915        88,283        60,501
                                                    -----------   -----------   -----------   -----------
Noninterest income:
  Asset management fees .........................         3,163         3,306         9,518        10,048
  Corporate services income .....................         2,419         2,046         7,132         6,192
  Securities gains, net .........................         1,523           340         1,410         1,786
  Service charges on deposit accounts ...........         1,049         1,096         3,197         3,536
  Other .........................................           989           295         1,838         1,238
                                                    -----------   -----------   -----------   -----------
       Total noninterest income .................         9,143         7,083        23,095        22,800
                                                    -----------   -----------   -----------   -----------
Noninterest expense:
  Salary and employee benefits ..................        12,018        11,237        34,454        33,141
  Deposit insurance assessment ..................         3,667           401         4,289         2,446
  Net occupancy expense .........................         1,903         1,937         5,586         5,671
  Credit card processing expense ................         1,333         1,069         3,795         3,172
  Foreclosed asset and workout expense ..........           436         1,183         1,433         4,653
  Other .........................................         6,189         5,460        18,271        17,485
                                                    -----------   -----------   -----------   -----------
       Total noninterest expense ................        25,546        21,287        67,828        66,568
                                                    -----------   -----------   -----------   -----------
Income before income taxes ......................        21,801         6,711        43,550        16,733
  Income tax provision ..........................         8,863         2,566        17,251         6,274
                                                    -----------   -----------   -----------   -----------
       Net income ...............................   $    12,938   $     4,145   $    26,299   $    10,459
                                                    ===========   ===========   ===========   ===========
Per share data:
  Net income (Note 4) ...........................         $0.71         $0.23         $1.45         $0.58
  Cash dividends declared .......................         $0.08            --         $0.21            --
  Weighted average number of common shares
     (Note 4) ...................................    18,216,790    18,155,828    18,179,399    18,029,892




The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.

                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                                                  (UNAUDITED)

                                                       ADDITIONAL            UNREALIZED            DEFERRED
                                              COMMON    PAID-IN   RETAINED   GAIN/(LOSS) TREASURY COMPENSATION
                                               STOCK    CAPITAL   EARNINGS  ON SECURITIES  STOCK    AND OTHER    TOTAL
                                              ------   ---------- --------  ------------- ------- ------------   -----
                                                                         (DOLLARS IN THOUSANDS)

Balance December 31, 1994 .................   $11,009   $72,129    $ 73,183    $(23,601)              $ (86)    $132,634

Net income ................................                          10,459                                       10,459

Stock option exercises and stock
  issued under restricted stock plans .....        55       550                                                      605

Change in unrealized loss on securities
  available-for-sale, net of tax ..........                                      21,150                           21,150

Activity in Directors Deferred
  Compensation Program and Other, net .....                                                             458          458
                                              -------   -------    --------    --------    -------    -----     --------

Balance September 30, 1995 ................   $11,064   $72,679    $ 83,642    $ (2,451)              $ 372     $165,306
                                              =======   =======    ========    ========    =======    =====     ========


Balance December 31, 1995 .................   $11,152   $74,158    $ 87,253    $    961               $ 144     $173,668

Net income ................................                          26,299                                       26,299

Cash dividends declared ...................                          (3,760)                                      (3,760)

Treasury stock acquired ...................                                                $(3,363)               (3,363)

Stock option exercises and stock
  issued under restricted stock plans .....        53       588      (1,738)                 3,363                 2,266

Change from unrealized gain to loss on
  securities available-for-sale, net of
  tax .....................................                                      (5,300)                          (5,300)

Activity in Directors Deferred
  Compensation Program and Other, net .....                                                             291          291
                                              -------   -------    --------    --------    -------    -----     --------

Balance September 30, 1996 ................   $11,205   $74,746    $108,054    $ (4,339)      --      $ 435     $190,101
                                              =======   =======    ========    ========    =======    =====     ========





The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                          1996           1995
                                                                          ----           ----
                                                                         (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
  Net income .....................................................      $ 26,299       $ 10,459
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision (credit) for possible loan losses ..................       (18,600)        11,290
    Depreciation and amortization ................................         3,532          4,025
    Amortization of gain on sale/leaseback .......................                         (288)
    (Accretion) amortization of securities (discount) premium, net           (61)           416
    Securities gains, net ........................................        (1,410)        (1,786)
    Gain on sale of other real estate owned, net .................          (444)          (320)
    Writedowns of other real estate owned ........................           496          1,350
    Deferred income tax expense (benefit) ........................         2,308           (669)
    (Increase) decrease in other assets and other
       liabilities, net ..........................................       (16,059)         7,269
                                                                        --------       --------
       Net cash (used) provided by operating activities ..........        (3,939)        31,746
Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale ...........        60,643         49,179
  Proceeds from maturities of securities available-for-sale ......        77,766         17,947
  Purchases of securities available-for-sale .....................      (111,172)       (63,202)
  Net increase in federal funds sold .............................        (2,723)       (80,000)
  Net increase in loans ..........................................       (85,344)        (5,364)
  Proceeds from sales of other real estate owned .................         4,268          8,094
  Proceeds from loans held-for-sale ..............................        12,926
  Purchases of premises and equipment ............................        (4,033)        (1,841)
                                                                        --------       --------
       Net cash used by investing activities .....................       (47,669)       (75,187)
Cash flows from financing activities:
  Net decrease in nontime deposits ...............................       (21,239)      (117,636)
  Net increase in certificates of deposit ........................         5,314        118,652
  Net increase in borrowings .....................................        71,029         39,003
  Cash dividends paid ............................................        (2,326)
  Treasury stock acquired ........................................        (3,363)
  Issuance of common stock for cash, net .........................         2,135            525
                                                                        --------       --------
       Net cash provided by financing activities .................        51,550         40,544
                                                                        --------       --------
  Decrease in cash and cash equivalents ..........................           (58)        (2,897)
  Cash and cash equivalents at beginning of year .................        89,799         93,079
                                                                        --------       --------
  Cash and cash equivalents at end of period .....................      $ 89,741       $ 90,182
                                                                        ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest .....................................................      $ 44,869       $ 37,566
                                                                        ========       ========
    Income taxes .................................................      $ 15,387       $  6,643
                                                                        ========       ========
Noncash transactions:
  Transfers from other assets to securities available-for-sale ...      $  4,180       $    301
                                                                        ========       ========
  Transfers from loans to other real estate owned, net ...........      $  3,699       $  4,592
                                                                        ========       ========
  Financed other real estate owned sales .........................      $    550       $    565
                                                                        ========       ========
  Common stock issuance ..........................................      $    131       $     80
                                                                        ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                                     UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    BASIS OF PRESENTATION

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

       The results of operations for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results of operations for the full year or any other interim period.

(2)    RESERVE FOR POSSIBLE LOAN LOSSES

       Analysis of the reserve for possible loan losses for the nine months ended September 30, 1996 and 1995 is as follows:

                                                           1996         1995
                                                           ----         ----
                                                         (DOLLARS IN THOUSANDS)

          Balance at beginning of period .............   $ 56,029      $64,088

          Chargeoffs/transfers .......................      4,574       20,254
          Recoveries on loans previously charged-off..      8,556        6,722
                                                         --------      -------
          Net (recoveries) chargeoffs ................     (3,982)      13,532

          Provided from (credited to) operations .....    (18,600)      11,290
                                                         --------      -------
          Balance at end of period ...................   $ 41,411      $61,846
                                                         ========      =======



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

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)     COMMITMENTS AND CONTINGENCIES

        At September 30, 1996, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:
                                                  CONTRACT OR NOTIONAL AMOUNT
                                                  ---------------------------
                                                    (DOLLARS IN THOUSANDS)

               Commitments to extend credit ...........     $497,000

               Standby letters of credit and
                 financial guarantees written .........       43,000

               Commercial letters of credit ...........        3,000

               Foreign exchange contracts .............        3,000



(4)     NET INCOME PER SHARE CALCULATION

        Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive stock options computed under the treasury stock method. Average dilutive common stock equivalents totaled 310,087 and 317,461 for the three- and nine-month periods ended September 30, 1996, respectively, and 457,643 and 358,712 for the three- and nine-month periods ended September 30, 1995.

(5)     ACQUISITIONS AND DIVESTITURES

        On June 18, 1996, the Company announced that its principal banking subsidiary, USTrust, had entered into a definitive agreement with The First National Bank of Boston ("FNBB") and its parent company, Bank of Boston Corporation, under which USTrust would purchase certain assets and assume certain liabilities in connection with the acquisition of a total of twenty branches of FNBB and BayBank, N.A. ("BayBank") located in the greater Boston area. The transaction includes the assumption of approximately $860 million of deposits and the purchase of approximately $510 million in commercial, residential real estate and other loans with businesses and consumers. Sixteen of the branches to be acquired are currently operated as BayBank branches and four of the branches are currently operated by FNBB. Upon completion of the transaction, USTrust will pay a premium equal to 7 percent of the deposit liabilities assumed or approximately $60 million. In order to fund this transaction, the Company plans to supplement the existing resources of USTrust with a capital contribution from excess funds of the parent and affiliate companies and proceeds from the sale of UST/Bank Connecticut ("UST/Conn"). See below for a further discussion of UST/Conn. The transaction, which is expected to be completed in the fourth quarter of this year, has received the approval of bank regulators with the condition that USTrust must have a Tier 1 capital ratio of not less than: (i) 4.8 percent, no later than ten days after consummation of the acquisition of the sixteen BayBank branches to be acquired; and (ii) 5 percent, no later than three months after consummation of the acquisition of the BayBank branches and for a period of six months thereafter.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)     ACQUISITIONS AND DIVESTITURES (CONTINUED)

        On August 16, 1996 the Company announced the execution of a definitive agreement to sell its Connecticut banking subsidiary, UST/Conn to HUBCO, Inc., a New Jersey-based bank holding company. At the completion of the transaction, UST/Conn will be merged with and into HUBCO's subsidiary, Lafayette American Bank and Trust Company of Bridgeport, Connecticut. The agreement provides, among other matters, that the Company will receive cash in an amount equal to UST/Conn`s adjusted Tier 1 capital, as defined in the agreement, plus a deposit premium of 7 percent. The transaction is subject to approval by the Federal Deposit Insurance Corporation and the Connecticut Department of Banking, and is expected to close in the fourth quarter of 1996 or early 1997. UST/Conn operates four offices in Fairfield County with total assets of approximately $110 million and total deposits of approximately $100 million.

        On August 30, 1996 the Company announced the execution of a definitive agreement to acquire Walden Bancorp, Inc. ("Walden"), a $1.0 billion multi-bank holding company headquartered in Acton, Massachusetts. The transaction, which will be accounted for as a pooling of interests, is expected to close during the first quarter of 1997, and is structured as a tax-free exchange of 1.9 shares of the Company's stock for each share of Walden common stock. The agreement is subject to the approval of the shareholders of the Company and Walden as well as federal and state bank regulatory authorities. Walden conducts business through two subsidiary banks, The Bank of Braintree and The Co-operative Bank of Concord. The two banks have a combined total of 17 branches located in the eastern Massachusetts counties of Middlesex, Norfolk and Plymouth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information. Please refer to "Cautionary Statement Regarding Forward-looking Information" on page 21 of this Form 10-Q for a further discussion.

HIGHLIGHTS

     Net income for the quarter ended September 30, 1996, was $12.9 million, or $0.71 per share, well above the $4.1 million, or $0.23 per share, reported for the same period in 1995. The earnings results for the first nine months of 1996 of $26.3 million, or $1.45 per share, were also notably higher than the nine-month results from last year of $10.5 million, or $0.58 per share. Net income for the period was significantly influenced by two factors. First, the Company recorded a $14.6 million earnings credit through the provision for possible loan losses which added significantly to both quarter and year-to-date net income. This quarter's earnings credit follows a credit provision to the reserve for possible loan losses of $5.5 million recorded in the second quarter. Refer to "Credit Quality and Reserve for Possible Loan Losses" for a further discussion. Second, the Company recorded a $3.0 million charge against earnings to reflect the Company's liability for a one-time assessment on certain deposits insured by the Savings Association Insurance Fund, a direct result of federal legislation enacted during the third quarter. The continued reduction in foreclosed asset and workout expense was also a major contributor to the earnings increase for both the quarter and year-to-date results.

     The strong earning results, as influenced by the nonrecurring items, were reflected in the Company's key profitability measures. Return on average equity and return on average assets were 27.58 percent and 2.56 percent this quarter, respectively, compared to 9.94 percent and .89 percent, respectively, for the same quarter a year ago. The year-to-date results reflect a similar increase in return on average equity and assets of 19.53 percent and 1.77 percent in 1996, respectively, compared with 8.65 percent and .77 percent, respectively, in 1995.

NET INTEREST INCOME ANALYSIS

     Net interest income on a fully taxable equivalent basis was $23.8 million in the third quarter, compared with $24.0 million in the same quarter of 1995. For the first nine months of 1996, net interest income on a fully taxable equivalent basis was $70.2 million compared with $72.6 million in the same period last year. The decrease in net interest income was largely the result of lower market interest rates this year compared to 1995, partially offset by the effect of this year's growth in earning assets. The yield on loans, which was directly affected by the market rate decline, decreased 45 basis points to 9.02 percent for the three-month period and 29 basis points to 9.18 percent for the nine-month period ended September 30, 1996. As shown in the table below, the lower yield on loans caused a rate change decrease in interest income of $1.5 million for the three-month period and $2.7 million for the nine-month period. Yield on securities was also affected by market interest rates and decreased over 30 basis points to 5.86 percent and 5.96 percent for the three- and nine-month periods, respectively. The combination of yield declines in loans and securities resulted in a decline in yield on total earning assets from 8.52 percent and 8.62 percent for the three- and nine-month periods last year to 8.06 percent and 8.16 percent, respectively, this year. The total effect on interest income due to changes in rates was a decline of $1.9 million and $3.8 million for the three- and nine-month periods.

     The cost of interest-bearing liabilities was 4.08 percent this quarter, very close to the 4.11 percent paid in the same quarter last year. Deposit costs, the principle component of interest-bearing liabilities, have remained relatively stable since the third quarter of 1995. For the nine-month period liability costs increased from 3.91 percent last year to 4.12 percent this year. This increase reflects the carryover effect in 1996 of rising deposit rates during the first three quarters of last year. The effect of total interest expense from changes in rates from a year ago was a decrease of $459 thousand for the current quarter and an increase of $312 thousand for the current nine-month period.

     The third quarter's interest rate margin and spread of 4.95 percent and
3.98 percent, respectively, were below the 5.39 percent and 4.41 percent earned in the same quarter last year. The nine-month interest rate margin and spread reflect similar decreases from 5.65 percent and 4.71 percent last year to 4.98 percent and 4.04 percent this year. Since reaching an historical peak in the first quarter of 1995, both interest rate margin and spread had been on a decline in concert with the movement of market interest rates. This quarter, however, the more recent trend of level market interest rates continued while the cost of time deposits and short-term borrowings decreased slightly from the second quarter which benefited both margin and spread. In the short term, future increases in market interest rates would likely have a favorable impact on margin and spread while a market rate decrease would likely work against the interest margin. It is expected that future net interest income would be favorably effected by the acquisition of assets and deposits accompanying the purchase of 20 banking branches from The First National Bank of Boston and BayBank, N.A. ("the Branch Purchase") and the acquisition of Walden Bancorp, Inc. ("Walden"). The net effect on net interest income from changes in rates on interest-earning assets and interest-bearing liabilities for the three- and nine-month periods this year compared to 1995 was a decrease of $1.5 million and $4.1 million, respectively.

     The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 1996 when compared with the three and nine months ended September 30, 1995. Changes attributable to both rate and volume are allocated on a weighted basis.

                                     THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                          1996 COMPARED WITH 1995              1996 COMPARED WITH 1995
                                   INCREASE (DECREASE) DUE TO CHANGE IN: INCREASE (DECREASE) DUE TO CHANGE IN:
                                   ------------------------------------- -------------------------------------
                                      AVERAGE      AVERAGE                   AVERAGE    AVERAGE
                                      VOLUME        RATE         TOTAL       VOLUME       RATE        TOTAL
                                      -------      -------       ------      -------    -------       -----
                                                               (DOLLARS IN THOUSANDS)

Interest income:
  Interest and fees on loans* ...     $ 1,602      $(1,523)     $    79      $ 1,476      $(2,691)   $(1,215)
  Interest and dividends on
    securities:
        Taxable .................       2,551         (254)       2,297        8,515        (742)      7,773
        Non-taxable* ............         (14)        (115)        (129)         (46)       (242)       (288)
  Interest on federal funds
    sold and other ..............      (1,385)         (50)      (1,435)      (2,067)       (116)     (2,183)
                                      -------      -------      -------      -------     -------     -------
        Total interest income* ..       2,754       (1,942)         812        7,878      (3,791)      4,087
                                      -------      -------      -------      -------     -------     -------
Interest expense:
  Interest on regular savings,
    NOW and money market deposits        (140)          16         (124)        (878)       (205)     (1,083)
  Interest on time deposits .....         373         (301)          72        2,036         839       2,875
  Interest on borrowings ........       1,253         (174)       1,079        5,014        (322)      4,692
                                      -------      -------      -------      -------     -------     -------
        Total interest expense ..       1,486         (459)       1,027        6,172         312       6,484
                                      -------      -------      -------      -------     -------     -------
Net interest income .............     $ 1,268      $(1,483)     $  (215)     $ 1,706     $(4,103)    $(2,397)
                                      =======      =======      =======      =======     =======     =======

------------

* Fully taxable equivalent at the federal income tax rate of 35 percent, and includes applicable state taxes, net of federal benefit. The tax equivalent adjustments on loans were $120 thousand and $372 thousand and on nontaxable securities $36 thousand and $114 thousand for the three and nine months ended September 30, 1996, respectively.


     Average earning assets for the quarter were $1.91 billion, $148 million higher than the same period a year ago. Average earning assets for the nine-month period were $161 million higher than 1995. As shown in the table above, increased securities volume added $2.6 million to interest income for the quarter and $8.5 million for the nine months ended September 30, 1996 while higher average loans added $1.6 million and $1.5 million, respectively, to interest income. When combined with lower interest income on reduced federal funds volume, total interest income due to volume changes increased $2.8 million this quarter and $7.9 million year to date from a year ago. Funding for the higher securities and loan volume was principally through a reduction in federal funds sold and an increase in average short-term borrowings. The increased borrowings and slightly higher deposit level resulted in an increase of average interest-bearing liabilities of $112 million and $140 million for the three- and nine-month periods, respectively. Such an increase in liabilities added $1.5 million in volume-related interest expense in the quarter and $6.2 million for the year-to-date period. Also contributing to the higher interest expense was a higher reliance on time deposits as opposed to lower-cost savings, NOW and money market deposits. The net effect on net interest income from changes in volume of interest-earnings assets and interest-bearing liabilities was an increase of $1.3 million and $1.7 million for the three- and nine-month periods.

NONINTEREST INCOME

     Noninterest income for the quarter increased $2.1 million to $9.1 million compared to the same period a year ago. This quarter reflects a $1.5 million realized gain from the sale of equity investments held by a venture capital subsidiary, higher corporate services income of $373 thousand, and an increase in other noninterest income which includes $761 thousand from early equipment lease terminations.

     For the nine-month comparison, noninterest income increased $295 thousand to $23.1 million. Corporate services income was up 15 percent, or $940 thousand, while other noninterest income increased $600 thousand due to fees from equipment lease terminations and residual income. Partially offsetting these increases were lower realized gains on securities of $376 thousand, a decline in asset management fees due to a lower level of assets under management, and a decline in deposit service fees resulting from a reduction in the average number of deposit accounts this year compared to last year and the effect of price changes associated with new deposit product offerings.

     It is expected that future noninterest income would be positively influenced by both the Branch Purchase, particularly in the area of service charges on deposit accounts, and the pending acquisition of Walden. Also, upon completion of the sale of UST Bank/Connecticut ("UST/Conn"), a Connecticut-based banking subsidiary, the Company expects to receive an amount equal to the adjusted Tier 1 capital of UST/Conn plus a deposit premium of approximately $6.7 million. The estimated $6.7 million would be a realized gain and recorded in noninterest income in the period in which the sale is consummated. Refer to Note 5 to the Notes to Consolidated Financial Statements for a further discussion of acquisitions and divestitures.

NONINTEREST EXPENSE

     Total noninterest expense increased $4.3 million this quarter to $25.5 million. The largest component of the increase was a $3.0 million charge to reflect the Company's liability for a one-time assessment on certain deposits insured by the Savings Association Insurance Fund ("SAIF"), a direct result of federal legislation enacted during the third quarter. Such deposits were assumed by the Company in connection with its 1990 acquisition of Home Owners Savings Bank, F.S.B., a failed savings association. Also higher were salary and employee benefit expense of $781 thousand, of which $500 thousand was a nonrecurring charge recorded this quarter. Credit card processing expense increased $264 thousand which parallels the increase in corporate services income described above, and other noninterest expense was $729 thousand higher than the same quarter a year ago. These increases were partially offset by a decline in foreclosed asset and workout expense of $747 thousand consistent with the decline in problem loans.

     For the nine-month comparison, noninterest expense increased $1.3 million to $67.8 million. The increase reflects higher deposit insurance assessment which includes the $3.0 million one-time assessment on SAIF deposits reduced by this year's lower premium rates, and a $1.3 million increase in salaries and benefits, partially offset by a 69 percent, or $3.2 million, decline in foreclosed asset and workout expense.


     As shown in the table below, other noninterest expense increased $729 thousand this quarter to $6.2 million and increased $786 thousand to $18.3 million from the first nine months of 1995. The increase in legal and consulting expense in both period comparisons was largely driven by the growth in home equity and indirect automobile loans and associated legal costs for new loan closings and collection activities. In addition, a $243 thousand nonrecurring charge for severance-related consulting services of a former Company executive was recorded this period. Litigation provisions are recorded as certain litigation matters require accounting recognition. The increase in these provisions over last year was largely due to the settlement of certain litigation in the first quarter of this year. All other noninterest expense in the comparable periods was higher this year due to increases in numerous expense categories, the largest was associated with increased volume of consumer loans and miscellaneous personnel costs of hiring and training new staff. Partially offsetting these increases was lower amortization of intangibles expense from 1995 which included accelerated amortization of certain core deposit intangible assets. Also significantly lower were provisions recorded in connection with space consolidation, including the write-off of leases and leasehold improvements on abandoned facilities.


                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                         -----------------     ------------------
                                          1996       1995       1996        1995
                                         ------     ------     -------     ------

Furniture and equipment ............     $  992     $  863     $ 2,937     $ 2,597
Legal and consulting ...............        940        515       2,259       1,634
Advertising and promotion ..........        638        542       1,854       1,790
Service  bureau and other data
 processing ........................        390        313       1,091         978
Amortization of intangibles ........        292        462         877       1,506
Litigation provisions ..............        100        200         870         200
Facility consolidation provisions ..         18        515          67       1,389
All other ..........................      2,819      2,050       8,316       7,391
                                         ------     ------     -------     -------
     Total other noninterest expense     $6,189     $5,460     $18,271     $17,485
                                         ======     ======     =======     =======


     It is expected that, upon completion of the Branch Purchase, noninterest expenses will increase. In addition, the Company expects to record a one-time, pre-tax restructuring charge associated with the Branch Purchase of approximately $4.7 million. The acquisition of Walden, which is expected in the first quarter of 1997, would also significantly add to on-going noninterest expenses. In addition, the Company expects to record a one-time, pre-tax restructuring charge of approximately $13.5 million in the period that the Walden acquisition is completed. Refer to Note 5 to the Notes to Consolidated Financial Statements for a further discussion of acquisitions.

INCOME TAXES

     The Company recorded income taxes of $8.9 million compared with $2.6 million for the same quarter last year. The effective tax rate for the quarter was 40.7 percent compared with 38.2 percent a year ago. The significantly higher level of income this year resulted in both the increase in income taxes and the increase in the effective tax rate as the marginal effect on taxable income of tax-exempt and tax preference items was reduced.

     As of September 30, 1996, included in other assets was a deferred tax asset of approximately $6.7 million which is expected to be realized against future taxable income. The Company believes that it is more likely than not that the benefit of this deferred asset will be realized.

ASSETS

     Total assets increased $63 million since year-end 1995 to $2.032 billion. The increase in asset size was largely the result of net loan growth of $87 million during the first nine months of this year to $1.359 billion. The reduction in the reserve for possible loan losses of $14.6 million to $41.4 million also contributed to the increase in assets. Sales of loans in the loans held-for-sale portfolio reduced the $13 million balance at year end to a nominal amount at September 30, 1996. The balance of total securities was $545 million at September 30, 1996, $31 million lower than nine months ago. A decrease in the portfolio balance was due principally to normal amortization and a change from an unrealized gain on securities available-for-sale of $1.7 million at December 31, 1995 to an unrealized loss of $7.5 million at September 30, 1996. The decline in market value of the portfolio is directly related to the downward movement in market bond prices experienced earlier this year. In the third quarter the market changed direction somewhat and the unrealized loss fell $1.6 million from $9.1 million at June 30, 1996.

     The change in unrealized valuation to market value on securities available-for-sale also had the negative effect of decreasing stockholders' investment by $5.3 million since year-end 1995. The unrealized gain reported as part of stockholders' investment of $1.0 million, net of a $.7 million deferred tax provision at December 31, 1995 changed to an unrealized loss of $4.3 million, net of a $3.2 million deferred tax benefit at September 30, 1996.

     The following table presents the composition of the loan portfolio:

                                      SEPTEMBER 30,    JUNE 30,       MARCH 31,   DECEMBER  31,  SEPTEMBER 30,
                                          1996           1996           1996          1995           1995
                                       ----------      --------       ---------   -------------  -------------
                                                                (DOLLARS IN THOUSANDS)

Commercial and financial ...........   $  637,372     $  634,095     $  593,249     $  642,940     $  652,103
Commercial real estate:
   Construction ....................       21,190         16,237         15,383         16,937         15,170
   Developer, investor and land ....      176,777        199,904        202,066        207,710        220,887
Consumer:
   Residential mortgage ............       76,284         82,062         81,823         85,806         87,270
   Home equity .....................       93,024         85,676         78,083         70,066         69,549
   Indirect automobile installment..      288,305        250,535        218,080        197,148        170,047
   Other consumer ..................       31,928         29,158         24,162         23,015         22,887
Lease financing ....................       34,121         34,508         28,880         28,455         26,575
                                       ----------     ----------     ----------     ----------     ----------
         Total loans ...............   $1,359,001     $1,332,175     $1,241,726     $1,272,077     $1,264,488
                                       ==========     ==========     ==========     ==========     ==========

     The commercial loan portfolios listed above totaled $835 million at September 30, 1996, a decline of $15 million during the quarter as normal amortization outpaced new commercial loans and advances. This quarter's decline follows growth of $40 million last quarter. The indirect automobile loan portfolio continues to be an area of strong growth. This portfolio grew 15 percent, or $38 million, this quarter to $288 million. In the first nine months of this year this portfolio has grown 46 percent, or $91 million. Recent promotional campaigns in the consumer sector has produced growth of 33 percent, or $23 million, in home equity loans and 39 percent, or $9 million, growth in the other consumer loan category. As expected, residential mortgage loans decreased from June 30, 1996, as effective last quarter the Company was no longer originating residential mortgage loans.

LIQUIDITY AND FUNDING

     Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through amortization, maturity or sale of assets such as loans and securities, liability sources such as increased deposits, utilization of the Federal Home Loan Bank credit facility, purchased or other borrowed funds, and access to the capital markets. The Company's securities portfolio is classified entirely as available-for-sale, which provides the flexibility to sell certain securities based upon changes in economic or market conditions, interest rate risk and the Company's financial position and liquidity.

     At September 30, 1996, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $227 million, or 11 percent of total assets.

     The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term borrowings. Total deposits decreased to $1.497 billion from $1.513 billion at year-end 1995. Noninterest-bearing deposits decreased $13 million from the seasonal high at the beginning of the year. NOW, money market and regular savings deposits decreased $9 million while time certificates of deposit increased $5 million.

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $58 thousand during the nine-month period ended September 30, 1996. Cash used by operations resulted largely from the net increase in other assets and other liabilities partially offset by the aggregate of operating income items. Cash used by investing activities was due to an excess of purchases of securities and increased loan volume over the proceeds from both the sales and maturities of securities. Net cash provided by financing activities was primarily due to the increases in short-term borrowings and certificates of deposit partially offset by the net decrease in nontime deposits.

     At September 30, 1996, the parent Company had $1.6 million in cash and due from banks and $10 million in securities purchased under repurchase agreements compared with $1 million in cash and due from banks and $5 million in securities purchased under repurchase agreements at December 31, 1995. For the nine months ended September 30, 1996, the Company received dividends of $3.5 million from USTrust and $1.0 million from United States Trust Company ("USTC"), an asset management and trust subsidiary. During the same period the Company also received dividends of $3.0 million from UST/Conn and $1.0 million from JSA Financial Corporation ("JSA"), a nonbanking subsidiary of the Company specializing in the liquidation of problem assets.

INTEREST RATE RISK

     Volatility in interest rates requires the Company to manage interest rate risk which arises from differences in the timing of repricing of assets and liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive ("positive GAP") and in time frames with more liabilities repricing than assets it is liability sensitive ("negative GAP"). Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity, presently equal to approximately 23 percent of total assets. The Company manages its interest rate GAP primarily by lengthening or shortening the maturity structure of its securities portfolio.

     The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate. As interest rates declined in the first three months of 1996 before leveling off in the second quarter, the prime rate and, therefore, the Company's yield on earning assets decreased while the rate paid on interest-bearing liabilities remained relatively constant.

     The following table summarizes the Company's GAP position at September 30, 1996. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing demand deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for demand deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At September 30, 1996, the one-year cumulative GAP position was negative at $58 million, or approximately 3 percent of total assets.


                                                 INTEREST SENSITIVE PERIODS
                                   -------------------------------------------------------
                                   0-30 DAYS  31-90 DAYS  91-365 DAYS  OVER 1 YEAR   TOTAL
                                   ---------  ----------  -----------  -----------   -----
                                                   (DOLLARS IN MILLIONS)

Loans, net of reserve ...........    $698        $ 52        $106        $  462     $1,318
Federal funds sold ..............       3                                                3
Securities ......................       7          12          87           439        545
Other assets ....................      17                                   149        166
                                     ----        ----        ----        ------     ======
     Total assets ...............    $725        $ 64        $193        $1,050     $2,032
                                     ----        ----        ----        ------     ======

Interest-bearing deposits .......    $358        $ 76        $183        $  520     $1,137
Borrowed funds ..................     314                                              314
Noninterest-bearing deposits ....     109                                   251        360
Other liabilities and
  stockholders' equity ..........                                           221        221
                                     ----        ----        ----        ------     ------
     Total liabilities and equity    $781        $ 76        $183        $  992     $2,032
                                     ----        ----        ----        ------     ======

GAP for period ..................    $(56)       $(12)       $ 10        $   58
                                     ----        ----        ----        ------
Cumulative GAP ..................                $(68)       $(58)       $    0
                                                 ====        ====        ======

As a percent of total assets ....  (2.76%)     (3.35%)     (2.85%)


CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

     In the first nine months of this year substandard loans were reduced $10 million to a level of $34 million at September 30, 1996. Loans reported as substandard include loans classified as Substandard or Doubtful as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include nonaccruals, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

     As of September 30, 1996, approximately 40 percent of loans classified as Substandard or Doubtful were collateralized with real estate, and the remainder were collateralized with accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 40 percent were collateralized by commercial real estate development, approximately 45 percent by owner-occupied commercial properties and approximately 10 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.

     The following table displays the Company's total nonperforming assets and measures performance regarding certain key indicators of asset quality:

                                           SEPTEMBER  30,   JUNE 30,     MARCH 31,  DECEMBER  31, SEPTEMBER  30,
                                               1996           1996          1996         1995         1995
                                           --------------   --------     ---------  ------------- --------------
                                                                  (DOLLARS IN THOUSANDS)

Nonperforming assets:
   Nonaccrual loans .......................   $29,546        $22,661       $19,204      $19,930      $32,808
   Accruing loans 90 days or more past due        595            387           471          257        1,021
   Other real estate owned ("OREO"), net ..     1,097          2,454         3,159        3,015        4,861
   Restructured loans .....................        54             61            67        5,783        6,095
                                              -------        -------       -------      -------      -------
Total nonperforming assets ................   $31,292        $25,563       $22,901      $28,985      $44,785
                                              =======        =======       =======      =======      =======

Reserve for possible loan losses ..........   $41,411        $55,427       $55,798      $56,029      $61,846
Net (recoveries) chargeoffs for the quarter      (584)        (5,129)        1,731        7,617        2,383
OREO reserve ..............................       413            813           682          568        1,361

Ratios:
   Reserve to nonaccrual loans ............     140.2%         244.6%        290.6%       281.1%       188.5%
   Reserve to total of nonaccrual loans,
     accruing loans 90 days or more past
     due, and restructured loans ..........     137.1%         239.9%        282.6%       215.7%       154.9%
   Reserve to period-end loans ............       3.0%           4.2%          4.5%         4.4%         4.9%
   Nonaccrual loans and accruing loans over
     90 days past due to period-end loans .       2.2%           1.7%          1.6%         1.6%         2.7%
   Nonperforming assets to period-end loans
     and OREO .............................       2.3%           1.9%          1.8%         2.3%         3.5%
   Annualized net (recoveries) chargeoffs
     to average loans .....................       (.2%)         (1.6%)          .6%         2.4%          .8%
   OREO reserve to OREO ...................      27.4%          24.9%         17.8%        15.9%        21.9%



     As shown in the table above, total nonperforming assets increased $5.7 million during the quarter ended September 30, 1996 and $2.3 million since the beginning of the year to $31.3 million. The level of nonperforming assets at quarter end was within the range of industry norms relative to the Company's size and total volume of loans, so that periodic fluctuations can be expected. In comparison with a year ago, nonperforming assets have declined $13.5 million. With the exception of further accelerated disposition programs such as bulk sales of troubled assets which the Company may consider, the large quarterly declines experienced over the last two to three years are not expected to continue.

     At September 30, 1996, total impaired loans were $29.6 million, comprised of $.3 million that required a reserve for possible loan losses of $.3 million and $29.3 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") are loans recognized by the Company as nonaccrual and restructured.

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

     No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses to each category of loans is presented below:

                                     SEPTEMBER 30,  JUNE 30,   MARCH 31, DECEMBER 31, SEPTEMBER 30,
                                          1996        1996       1996        1995         1995
                                     -------------  --------   --------- ------------ -------------
                                                         (DOLLARS IN THOUSANDS)

Reserve for possible loan losses
  allocation to loans outstanding:
    Commercial and financial ......     $13,768     $18,345     $18,816     $20,055     $18,224
    Commercial real estate:
       Construction ...............         430         440         457         495         397
       Developer, investor and land       2,737       4,267       4,796       4,802       4,617
    Consumer* .....................       7,261       6,601       5,898       8,515       7,376
    Lease financing ...............         427         431         361         356         332
    Unallocated ...................      16,788      25,343      25,470      21,806      30,900
                                        -------     -------     -------     -------     -------
       Total loan loss reserve ....     $41,411     $55,427     $55,798     $56,029     $61,846
                                        =======     =======     =======     =======     =======

----------

  * Consumer loans include indirect automobile installment loans, residential mortgages and home equity lines of credit, credit cards, and check credit loans.


     The reserve for possible loan losses was $41.4 million at September 30, 1996, a decrease of $14.6 million since year-end 1995. Net chargeoffs of $1.7 million in the first quarter were offset with a similar amount of provision for possible loan losses. In the second quarter the Company realized $5.1 million in net recoveries on loans previously charged off. This, along with the Company's risk rating and reserve adequacy indicators and continued improvement in asset quality, provided a basis to record a $5.5 million credit provision for possible loan losses and maintain a reserve level of approximately $55 million. In the third quarter, upon receipt of final results from the federal and state regulatory agencies annual examination and following an internal analysis of reserve adequacy, the Company recorded a $14.6 million credit provision to reduce the reserve to $41.4 million. The favorable examination results relative to the credit quality of the loan portfolio confirmed the Company's internal risk rating indicators and reserve adequacy analysis. These results when combined with the current trend of net recoveries, $584 thousand this quarter, facilitated a reduction in the reserve requirement in the commercial loan portfolios of approximately $6.5 million and a reduction in the unallocated reserve of approximately $8.1 million for a total of $14.6 million. After recording the third quarter's credit provision, the Company's reserve ratios were more closely aligned with those of comparable institutions. As of September 30, 1996, the reserve was 140.2 percent of nonaccrual loans, 132.3 percent of total nonperforming assets, and 3.0 percent of total loans. The unallocated reserve was $16.8 million, or 40.5 percent of the reserve. Upon completion of the pending Branch Purchase next quarter, the Company estimates that a portion, or approximately $6.4 million of the unallocated reserve, will be utilized as reserve coverage on the $510 million in loans accompanying the purchase of the branches.

CAPITAL AND DIVIDENDS

     There are three capital requirements which banks and bank holding companies must meet. Two requirements take into consideration risks inherent in assets for both on- and off-balance sheet items on a risk-weighted basis ("risk-based assets"). Risk weightings are as determined by banking regulators for the industry as a whole. Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital, as defined in the regulations, divided by risk-based assets) of 4 percent and 8 percent, respectively. Tier 1 capital is essentially shareholders' investment, net of certain intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of certain intangibles. All but the most highly-rated banks are required to maintain a minimum of 4 percent. The Company has not been notified of a specific requirement above the minimum. All three capital ratios are calculated excluding the effect of SFAS No. 115 and unrealized gain/loss on securities available-for-sale.

     At September 30, 1996 and December 31, 1995, the Company's consolidated risk-based assets totaled $1.69 billion and $1.63 billion, respectively. The capital ratios and regulatory minimum requirements applicable to the Company were:

                                              SEPTEMBER 30,  1996                        DECEMBER 31, 1995
                                   ----------------------------------------   ---------------------------------------
                                         AMOUNT                PERCENT              AMOUNT              PERCENT
                                   ------------------     -----------------   ------------------  -------------------
                                             MINIMUM               MINIMUM              MINIMUM              MINIMUM
                                   ACTUAL    REQUIRED     ACTUAL   REQUIRED   ACTUAL    REQUIRED   ACTUAL    REQUIRED
                                   ------    --------     ------   --------   ------    --------   ------    --------
                                                                     (DOLLARS IN MILLIONS)


Tier 1 leverage capital .........  $191.6     $ 80.3       9.55%     4.00%    $167.4     $ 75.8     8.83%     4.00%
Tier 1 capital ..................   191.6       68.5      11.19%     4.00%     167.4       65.3    10.24%     4.00%
Total (Tier 1 and Tier 2) capital   213.0      135.4      12.59%     8.00%     187.8      127.7    11.75%     8.00%



     The Tier 1 leverage capital ratios and regulatory minimum requirements for the Company's subsidiary banks at September 30, 1996 and December 31, 1995 were:

                                               SEPTEMBER 30,  1996                       DECEMBER 31, 1995
                                   ----------------------------------------   ---------------------------------------
                                         AMOUNT                PERCENT               AMOUNT              PERCENT
                                   ------------------     -----------------   ------------------  -------------------
                                             MINIMUM               MINIMUM               MINIMUM              MINIMUM
                                   ACTUAL    REQUIRED     ACTUAL   REQUIRED   ACTUAL    REQUIRED   ACTUAL    REQUIRED
                                   ------    --------     ------   --------   ------    --------   ------    --------
                                                                     (DOLLARS IN MILLIONS)


USTrust ...................        $162.7     $75.5        8.63%    4.00%*   $141.7     $107.3      7.92%      6.00%
United States Trust Company           6.6        .7       40.01%    4.00%*      5.0         .9     32.99%      6.00%
UST Bank/Connecticut ......           6.9       4.5        6.11%    4.00%       9.1        4.4      8.31%      4.00%

----------

     * Prior to September 30, 1996 both USTrust and United States Trust Company were under respective Board of Directors' resolutions that required each bank to maintain a Tier 1 leverage capital of at least 6 percent and not pay a dividend which would cause the individual bank's Tier 1 leverage capital to fall below 6 percent. Such Board resolutions with regulatory approval were rescinded during the quarter and are no longer applicable.



     The Company and each of its subsidiary banks are in compliance with their respective regulatory capital requirements in effect at September 30, 1996. However, as a condition to FDIC approval with respect to the sixteen BayBank branches to be acquired, USTrust must have a Tier 1 capital ratio of not less than (i) 4.8 percent, no later than ten days after consummation of the acquisition of the BayBank branches and (ii) 5 percent, no later than three months after consummation of the BayBank branches and for a period of six months thereafter. The Company currently anticipates that USTrust will achieve and maintain Tier 1 capital ratios equal to or in excess of the foregoing conditions. In addition, the Company expects that the foregoing conditions will not have a material adverse impact on the operations of USTrust after the branch acquisition.

     The Company paid a cash dividend to stockholders in the third quarter of $0.07 per share for a total of $1.3 million. On September 17, 1996, a regular quarterly dividend to stockholders was declared of $0.08 per share for a total of $1.4 million payable October 25, 1996. The Company received cash dividends from subsidiaries during the third quarter of $2.5 million from USTrust, $.5 million from USTC, $.5 million from JSA, and $3 million from UST/Conn.

     In 1995, the Company's Board of Directors approved a common stock repurchase program, authorizing the repurchase of up to 500,000 shares subject to market conditions and other factors. The repurchased shares are held as treasury shares to be used for general corporate purposes, including employee benefit plans. At September 30, 1996, the program had been terminated and a total of 250,000 shares had been repurchased, all of which was reissued in connection with the exercise of stock options and deferred compensation distributions.

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

     On June 30, 1996 the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. The impact of this statement, when adopted on January 1, 1997, is not expected to have a material impact on the Company's financial condition or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The preceding discussion contains certain forward-looking statements, including without limitation the statements regarding (i) pending acquisitions and associated amounts and timing of certain restructuring charges, effect on future operating results, loan loss reserve requirements at acquisition consummation, and achievement of certain capital requirements following an acquisition; (ii) the amount and timing of realized gain to be recorded on a pending divestiture; and (iii) the effect on interest margin from future market interest rate changes. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company and estimates of the effects of its acquisition and divestiture activities. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations. Risk factors that could impact current and future performance include but are not limited to: (i) changes in asset quality and resulting credit risk-related losses and expense; (ii) adverse changes in the economy of the New England region, the Company's primary market, which could further accentuate credit-related losses and expenses; (iii) since most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral, adverse changes in the local real estate market can also negatively affect credit risk;
(iv) the Company operates in an increasingly competitive New England financial services marketplace, where a large number of bank acquisitions and mergers has resulted in fewer but much larger and financially stronger competitors which could alter Company expectations; (v) fluctuations in market rates and prices can negatively affect net interest margin, asset valuations and expense expectations; and (vi) as a bank-holding company, the Company and its subsidiary banks are subject to changing regulatory requirements of federal and state agencies that could materially impact future operations of the Company.

                           PART II. OTHER INFORMATION


     For the quarter ended September 30, 1996, Items 2, 3, 4 and 5 of Part II are either inapplicable or would elicit a response of "None" and therefore no reference thereto has been made herein.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          NONE

     (b) Reports on Form 8-K

     (i) PROPOSAL FOR THE SALE OF UST BANK/CONNECTICUT. The Company filed a Current Report on Form 8-K with the Commission on August 19, 1996 regarding the execution of a definitive Agreement and Plan of Merger under the terms of which the Company will sell its Connecticut banking subsidiary, UST Bank/Connecticut ("UST/Conn") to HUBCO, Inc., a New Jersey-based bank holding company. UST/Conn operates four offices in Fairfield County with total assets of approximately $110 million. At the completion of this transaction, UST/Conn will be merged with and into HUBCO's subsidiary, Lafayette American Bank and Trust Company of Bridgeport, Connecticut. The transaction remains subject to receipt of regulatory approvals from the Federal Deposit Insurance Corporation and the Connecticut Commissioner of Banks. It is currently expected that the transaction will be consummated in the fourth quarter of 1996 or the first quarter of 1997.

     (ii) PROPOSAL TO ACQUIRE WALDEN BANCORP, INC. The Company also filed a Current Report on Form 8-K with the Commission on September 11, 1996 regarding the execution of an Affiliation Agreement and Plan of Reorganization with Walden Bancorp, Inc. ("Walden"), pursuant to which the Company will acquire Walden. Walden is a multi-bank holding company with $1 billion in assets which has two banking subsidiaries, The Bank of Braintree and The Co-operative Bank of Concord (together, the "Banks"). The Banks specialize in meeting consumer and small business banking needs in their local markets and have an aggregate of 17 branch offices in Middlesex, Norfolk and Plymouth counties. The transaction is expected to close during the first quarter of 1997. While the Company will first acquire Walden thereby making the Banks subsidiaries of the Company, the Company anticipates a subsequent merger of the Banks with and into its principal banking subsidiary, USTrust, prior to the end of 1997.

      In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.


Date: November 12, 1996                   By:
                                             ---------------------------------
                                             Neal F. Finnegan, President and
                                             Chief Executive Officer


Date:  November 12, 1996                  By:
                                             ---------------------------------
                                             James K. Hunt, Executive Vice
                                             President, Treasurer, and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                              Principal Accounting Officer)