Form 10-K
period 1996-12-31
UST CORP /MA/
filed 1997-03-27
CIK 316901

United States Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                            COMMISSION FILE #0-9623
                                   UST CORP.
                                   ---------
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                              04-2436093
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of common stock held by  nonaffiliates of the registrant as
of  February  20,  1997  was  25,237,309  for  an  aggregate   market  value  of
$525,251,494.

At February 20, 1997, there were issued and outstanding 28,288,446 shares of common stock, par value $0.625 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 1997 Annual Meeting are incorporated by reference in Items 10, 11, 12 and 13 of Part III.




                          Form 10-K Table of Contents
                          ---------------------------

                                     Part I
Item 1  Business                                                                                          1

Item 2  Properties                                                                                        9

Item 3  Legal Proceedings                                                                                10

Item 4  Submission of Matters to a Vote of Security Holders                                              10

                                    Part II

Item 5  Market for the Registrant's Common Stock and Related Security Holder Matters                     10

Item 6  Selected Financial Data                                                                          11

Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations            11

                Financial Condition at December 31, 1996                                                 12

                Results of Operations                                                                    22

Item 8  Financial Statements and Supplementary Material                                                  30

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             56

                                    Part III

Item 10 Directors and Executive Officers of the Registrant                                               56

Item 11 Executive Compensation                                                                           59

Item 12 Security Ownership of Certain Beneficial Owners and Management                                   59

Item 13 Certain Relationships and Related Transactions                                                   59

                                    Part IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  59

                Signatures                                                                               63


                                       ii




                                     PART I

ITEM 1. Business

General Description of Business

UST Corp. (the "Company"), a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), was organized as a Massachusetts business corporation in 1967. The Company is also subject to examination by, and is required to file reports with, the Commissioner of Banks of the Commonwealth of Massachusetts (the "Massachusetts Commissioner"). As of December 31, 1996, the Company's banking subsidiaries were USTrust and United States Trust Company ("USTC"), each headquartered in Boston. Subsequently, on January 3, 1997, the Company acquired Walden Bancorp, Inc. of Acton, Massachusetts ("Walden"), and its subsidiary banks, The Co-operative Bank of Concord ("Concord"), headquartered in Concord, and The Braintree Savings Bank ("Braintree") headquartered in Braintree. The Company's acquisition of Walden is discussed in further detail under the caption "Recent Developments - Acquisition of Walden Bancorp, Inc." below. Each of the Company's subsidiary banks are chartered under Massachusetts law. USTrust, USTC, Braintree and Concord are sometimes hereinafter collectively referred to as the "Subsidiary Banks". All of the capital stock of the Subsidiary Banks is owned directly or indirectly by the Company. In addition, the Company owns, indirectly through its banking subsidiaries, all of the outstanding stock of three active nonbanking subsidiaries, all Massachusetts corporations: UST Leasing Corporation, UST Capital Corp. and JSA Financial Corporation. As a result of the Walden acquisition, the Company also acquired Concord's three nonbanking subsidiaries, Walden Financial Corp., Walden Securities Corp. and Builders Collaborative, Inc. and Braintree's three nonbanking subsidiaries, Braintree Savings Corp., Braintree Securities Corp. and Bra-Prop Corp. The Company engages in one line of business, that of providing financial services through its banking and nonbanking subsidiaries. A broad range of financial services is provided principally to individuals and small- and medium-sized companies in New England including those located in low- and moderate-income neighborhoods within the Company's defined Community Reinvestment Act assessment area. In addition, an important component of the Company's financial services is the provision of trust and money management services to professionals, corporate executives, nonprofit organizations, labor unions, foundations, mutual funds and owners of closely-held businesses most of whom are located in the New England region. As of the close of business on December 31, 1996, the Company's total assets were approximately $2.71 billion and USTrust, the lead bank, had over $2.69 billion, or 99 percent of the Company's consolidated assets. As of the close of business on December 31, 1996, Walden's consolidated assets were approximately $1.0 billion.

The Subsidiary Banks

The Subsidiary Banks are engaged in a general banking business and accept deposits which are insured by the Federal Deposit Insurance Corporation ("FDIC"). In addition, Braintree's deposits in excess of FDIC insurance limits are insured by the Deposit Insurance Fund of the Mutual Savings Central Fund, Inc. of Massachusetts and Concord's deposits in excess of FDIC insurance limits are insured by the Share Insurance Fund of the Co-operative Central Bank. USTC, which has full banking powers and accepts deposits which are insured by the FDIC, focuses its activity on trust and money management, venture capital and other fee-generating businesses. USTrust and USTC are commercial banks, Braintree is a savings bank and Concord is a co-operative bank. The Subsidiary Banks are all located in Massachusetts.

Recent Developments

Acquisition of Twenty (20) Bank of Boston and BayBank Branches On June 18, 1996, USTrust entered into an agreement with The First National Bank of Boston to purchase certain assets, deposit liabilities and other liabilities assigned to twenty (20) branches in the greater Boston, Massachusetts area. Four (4) were former branches of The First National Bank of Boston and sixteen (16) were former branches of BayBank, N.A., an affiliate of The First National Bank of Boston. In December, 1996, the transaction was completed.

USTrust assumed approximately $744 million in deposit liabilities and repurchase agreements and purchased approximately $517 million in (i) commercial loans;
(ii) residential mortgages; (iii) home equity and other loans to businesses and other customers located within or in areas proximate to the communities served by the branches; (iv) certain fixed assets; (v) real property related to the owned branches (vi) certain lease obligations with respect to the leased branches and (vii) cash at the branches. Additionally, USTrust paid a premium equal to 7% of the aggregate average daily balance of deposit liabilities assumed for the period commencing twenty business days prior to the third business day prior to the closing date and ending on the third business day prior to the closing date. This premium was approximately $49 million. USTrust did not acquire or retain any management personnel in connection with the purchase of the branches nor any personnel responsible for originating the majority of the loans acquired upon consummation of the transaction.

The four (4) former branches of The First National Bank of Boston opened for business as USTrust branches on November 12, 1996 and the sixteen (16) former branches of BayBank, N.A. opened for business as USTrust branches on December 9, 1996.

Sale of UST Bank/Connecticut

On August 15, 1996, the Company executed a definitive Agreement and Plan of Merger under the terms of which the Company sold its Connecticut banking subsidiary, UST Bank/Connecticut to HUBCO, Inc., a New Jersey based bank holding company. The transaction was consummated on November 29, 1996 and, at that time, UST Bank/Connecticut was merged with and into HUBCO's subsidiary, Lafayette American Bank and Trust Company of Bridgeport, Connecticut. UST Bank/Connecticut operated four offices in Fairfield County with total assets of approximately $107 million. Under the terms of the Agreement, the Company received cash of $13.4 million representing UST Bank/Connecticut's adjusted capital plus a deposit premium of 7%.

Acquisition of Walden Bancorp, Inc.

On August 30, 1996, the Company executed an agreement (the "Affiliation Agreement") with Walden pursuant to which the Company would acquire Walden. On January 3, 1997, the Company consummated this acquisition. Walden was the bank holding company for Concord and Braintree, which operate an aggregate of seventeen (17) branches in the Massachusetts counties of Middlesex, Norfolk and Plymouth with assets aggregating $1 billion.

The transaction was structured as a tax-free exchange of 1.9 shares of the Company's common stock for each share of Walden common stock and accounted for as a pooling of interests. As of the closing date of January 3, 1997, the transaction was valued at approximately $207 million. A total of 10,125,540 shares of the Company's common stock were issued in exchange for the 5,329,232 Walden shares outstanding at the closing date.

The assets  acquired by the Company  from Walden  included  the  physical premises of (or the leases with respect to) the aggregate of seventeen (17) branches of Concord and Braintree. The Company also acquired all of the personalty in these branches. USTrust has applied to the Massachusetts Commissioner and the FDIC seeking permission to merge both Concord and Braintree with and into USTrust. The Company anticipates that the transaction will be consummated during the second quarter of 1997. Until that time, the branch locations will continue to operate as branches of Concord and Braintree.

In connection with the acquisition of Walden and pursuant to the terms of the Affiliation Agreement, the Company also named three (3) former Directors of Walden to the Boards of Directors of the Company and USTrust. The individuals so elected are David E. Bradbury, G. Robert Tod and Chester G. Atkins. Mr. Bradbury was formerly the Chairman of the Board, President, and Chief Executive Officer of Walden and Chairman of the Board of Concord. Mr. Tod is the President, Chief Operating Officer and a director of the CML Group, Inc., a specialty retailer in Acton, Massachusetts. He is also a Director of SCI Systems Inc., of Huntsville, Alabama, and EG&G, Inc., of Wellesley, Massachusetts. Mr. Atkins is a Partner in ADS Ventures, Inc., of Concord, Massachusetts. Mr. Atkins is also the former United States Congressman from the 5th Congressional District of Massachusetts.

Business Services

The Subsidiary Banks provide a broad range of banking services including deposit, investment, cash management, payroll, wire transfer, leasing, merchant credit card and lending services throughout New England. Commercial and industrial lending takes the form primarily of direct loans and includes lines of credit, revolving credits, domestic and foreign letters of credit, term loans, mortgage loans, receivable, inventory and equipment loans and other specialized lending services. Furthermore, the Company provides additional services to small business customers through utilization of government sponsored and assisted loan programs and through the Company's Minority Enterprise Loan Program. Since 1994, USTrust has been certified by the SBA as a "Small Business Administration Lender." USTC provides deposit services and other banking services, but focuses its activities on money management, venture capital and other fee-generating services. Through loan participations, each bank is able to provide credit to businesses in its area up to the aggregate limit available to the Company's subsidiary banks. At December 31, 1996, the lending limit to a single borrower of USTrust was approximately $35.8 million, and the lending limits for the other subsidiary banks, USTC, Braintree and Concord, were respectively $0.4 million, $9.7 million and $8.4 million.

Consumer Services

Consumer services are provided by the Subsidiary Banks to customers in their geographic areas. These services include savings and checking accounts, NOW and money market accounts, consumer loans, credit cards (through a private label arrangement), ATM and debit cards, safe deposit box facilities and travelers' checks. Consumer loans include home equity loans and lines of credit, automobile loans, personal loans and loans to finance education costs as well as open-ended credit. In 1996, the Company ceased providing residential mortgage origination services. Through Concord, the Company maintains a residential mortgage servicing capacity. As of February 28, 1997, the aggregate principal amount of mortgages serviced by the Company was approximately $1.2 billion, of which $575 million is serviced for other institutions. Automobile loans increased substantially in 1996 and reached a level of approximately $300 million as of December 31, 1996. In addition, in 1997 the Company expects to begin offering automobile leasing services to customers. The Company's Subsidiary Banks currently have an aggregate of 65 offices which maintain an automated teller machine system which, through membership in various networks, provides the Company's customers with access to their accounts at locations throughout the world. Most of the Company's proprietary ATM machines provide information to customers in three languages, English, Spanish and Portuguese, and also provide information adapted for the visually impaired.

Investment Services

The Investment Group located at USTrust was formed in 1994. The Investment Group, a service of Essex National Securities, Inc. and Essex Insurance Agency of Massachusetts, Inc., an unaffiliated, licensed broker-dealer, offers mutual funds (whose investments are managed by nonaffiliated third parties), Treasury Bills, Treasury Notes, corporate bonds, state, federal and municipal bonds and discount brokerage services to the customers of USTrust. The Essex Insurance Agency of Massachusetts, Inc. also offers annuities to USTrust customers at branch locations.

Real Estate Services

The Subsidiary Banks provide a broad range of industrial and commercial real estate lending services and other related financial services. In addition, as noted above under the caption, "Consumer Services," Concord is engaged in residential mortgage servicing.

Asset and Money Management and Trust Services

Asset and money management, custodial and trust services are provided by USTC. In addition, USTC provides services as executor, administrator and trustee of estates and acts, under the terms of agreements, in various capacities such as escrow agent, bond trustee and trustee and agent of pension, profit sharing and other employee benefit trusts. At December 31, 1996, the total assets under management of USTC were approximately $2.8 billion. Approximately one-third of total assets under management are those of clients who have requested that their assets be managed with specified social as well as financial investment objectives in mind. USTC also serves as investment adviser to a balanced mutual fund, the Boston Managed Growth Fund.

Securities Portfolios Maintained by the Company

The Subsidiary Banks, both directly and through wholly-owned Massachusetts securities corporations, maintain securities portfolios consisting primarily of U.S. Treasury, U.S. Government Agency, and corporate and municipal securities, some of which are secured by assets. The Subsidiary Banks own an aggregate of four (4) Massachusetts securities corporations, namely UST Securities Corp. (owned by USTrust),

Walden Securities Corporation, Inc. (owned by Concord) and Bra-Prop Corporation and Braintree Securities Corp. (owned by Braintree). In 1997, the Company organized a fifth company, USTrust Securities Corp., as a wholly-owned subsidiary of UST Securities Corp. As Massachusetts securities corporations, these subsidiaries make exclusively passive investments and serve the Company by engaging exclusively in the buying, selling, dealing in and holding of securities.

All of the Company's securities are deemed "available-for-sale" which enhances the liquidity position of the Company and allows for flexibility in management of interest rate risk. The securities portfolios of the Subsidiary Banks also include certain other equity investments as allowed within limits prescribed by Massachusetts and federal law. Such investments currently include, among others, equity interests in the Massachusetts Housing Investment Corporation's Limited Partnership Equity Fund for Affordable Housing. The Treasury Division of the Company provides securities portfolio advisory services to the Company's affiliated banks. USTrust is also a member of the Federal Home Loan Bank of Boston. This membership provides USTrust with access to an additional source of funds.

Principal Nonbanking Subsidiaries

UST Leasing Corporation, a subsidiary of USTrust organized in 1987, provides a broad range of equipment leasing services to corporations headquartered throughout the United States. UST Leasing Corporation offers a line of leasing products designed to meet the needs of the Company's small business customers and other business entities with similar needs. As of December 31, 1996, UST Leasing Corporation's total assets were approximately $50 million.

UST Capital Corp., organized in 1961 and acquired by the Company in 1969, is a subsidiary of USTC and is a licensed Small Business Investment Company. It specializes in equity and long-term debt financing for growth-oriented companies.

JSA Financial Corporation, a wholly-owned subsidiary of the Company, was organized in 1959. In 1995 and 1996 this subsidiary acquired approximately $1.1 million and $5.1 million, respectively, of nonperforming and substandard assets from the Company's former affiliate bank, UST Bank/Connecticut. Since that date, it has been engaged in an active program to liquidate those assets. As of the date of this Report, the value of the assets remaining on the books of JSA Financial Corporation is approximately $4 million (which includes approximately $2 million in cash).

Walden Financial Corporation, organized in 1975, is a subsidiary of Concord. It operates as a leasing company, leasing depreciable equipment and buildings to Concord and Braintree.

Competitive Conditions

The Company's banking and nonbanking subsidiaries face substantial competition throughout Massachusetts. This competition is provided by commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, "nonbank banks," mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. In addition, the Company anticipates increased competition from out-of-state and foreign banks and bank holding companies as those entities increase their usage of interstate banking powers granted since 1983 as well as by the 1994 enactment of the Riegle-Neal Interstate Banking and Branching Act (discussed under "Supervision and Regulation of the Company and its Subsidiaries" below). During the past six years several factors have resulted in the development or establishment of fewer, but financially stronger competitors in the local markets served by the Company's banking subsidiaries. The most important of these factors include: (i) the closing by regulators of a number of banks and bank holding companies in Eastern Massachusetts; (ii) the acquisition during the early 1990's of small- and medium-sized banks and bank holding companies by the largest New England bank holding companies; (iii) the improved economic conditions during the mid-1990's within the region; and (iv) the mergers of Fleet Financial Group and Shawmut National Corporation and the Bank of Boston Corporation and BayBanks, Inc., which resulted in the creation of two extremely large entities of what had already been four of the five largest bank holding companies in New England.

Supervision and Regulation of the Company and its Subsidiaries

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the Company is subject to substantial regulation and supervision by the Federal Reserve Board. As state-chartered banks, the Subsidiary Banks are subject to substantial regulation and supervision by the FDIC and the applicable state bank regulatory agencies. Such activities are often intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Company and its subsidiaries. Federal and state banking and other laws impose a number of requirements and restrictions on the business operations, investments and other activities of depository institutions and their affiliates.

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

Because the Company is also a bank holding company under the Massachusetts General Laws, the Massachusetts Commissioner has authority to require certain reports from the Company from time to time and to examine the Company and each of its subsidiaries. The Massachusetts Commissioner also has enforcement powers designed to prevent banks from engaging in unfair methods of competition or unfair or deceptive acts or practices involving consumer transactions. In 1996, Massachusetts adopted legislation which allows well-capitalized banks to be inspected by Massachusetts regulators once every 18 months in contrast to the current yearly examination. Prior approval of the Massachusetts Board of Bank Incorporation is also required before the Company may acquire any additional commercial banks located in Massachusetts or in those states which permit acquisitions of banking institutions located in their states by Massachusetts bank holding companies.

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

In 1996, Massachusetts enacted legislation implementing the provisions of the Interstate Banking Act. In the new legislation, Massachusetts authorized immediate "opt in" to interstate banking. Thus, the 1996 legislation substantially facilitates the geographic expansion of banking by Massachusetts and out-of-state banks. Unlike the Subsidiary Banks, national banks have used the power available under a federal charter to move a bank's headquarters 30 miles or less and by that means have accelerated the pace of interstate branching.

The 1996 legislation also allows out-of-state banks to establish and maintain branches through a merger or consolidation with or the purchase of assets or stock of any Massachusetts bank or through de novo branch establishment or purchase of a branch without purchase of the bank which owns the branch, in Massachusetts, provided that such out-of-state bank is expressly authorized to do so by the laws of the state under which it is organized. The 1996 legislation also allows Massachusetts banks to establish and maintain branches through a merger or consolidation with or by the purchase of the whole or any part of the assets or stock of any out-of-state bank of through de novo branch establishment in any other state other than Massachusetts. Finally, the 1996 legislation prohibits the establishment of bank holding companies and acquisition of banks and bank holding companies by Massachusetts and out-of-state bank holding companies if the Massachusetts bank to be acquired has been in existence less than 3 years or if, after such acquisition, the bank holding company would control 28% of the deposits in Massachusetts (until 1998, when the deposit limitation is increased to 30%).

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

The Subsidiary Banks, which are chartered under Massachusetts law, are subject to federal requirements to maintain cash reserves against deposits, and to state mandated restrictions upon the nature and amount of loans which may be made by the banks (including restrictions upon loans to "insiders" of the Company and its Subsidiary Banks) as well as to restrictions relating to dividends, investments, branching and other bank activities.

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

Under the uniform regulations, a well capitalized institution has a minimum Tier 1 capital-to-total risk-based assets ratio of 6 percent, a minimum Total capital to total risk-based assets ratio of 10 percent and a minimum leverage ratio of 5 percent and is not subject to any written agreement, order or capital directive. An adequately capitalized institution meets all of its minimum capital requirements under the existing capital adequacy guidelines. An undercapitalized institution is one that fails to meet any one of the three minimum capital requirements. A significantly undercapitalized institution has a Tier 1 capital to total risk-based assets ratio of less than 3 percent, a Tier 1 leverage capital ratio of less than 3 percent or a Total capital to total risk-based assets ratio of less than 6 percent. A critically undercapitalized institution has a Tier 1 leverage ratio of 2 percent or less. An institution whose capital ratios meet the criteria for a well capitalized institution may be classified as an adequately capitalized institution due to qualitative and/or quantitative factors other than capital adequacy. An adequately capitalized institution or undercapitalized institution may, under certain circumstances, be required to comply with supervisory action as if it were in the next lower category. As of December 31, 1996, all of the Subsidiary Banks were well capitalized with the exception of USTrust. As of March 5, 1997, all of the Subsidiary Banks were well capitalized, with the exception of USTrust which was adequately capitalized. During a period from the consummation of the twenty (20) branch purchase in December 1996 (described in further detail under the caption entitled, "Recent Developments - Acquisition of Twenty (20) Bank of Boston and BayBank Branches"), until March 5, 1997, USTrust's total capital to total risk-based assets ratio temporarily fell below the requirements of an adequately capitalized bank. The Company made a capital contribution on March 5, 1997 to address this requirement. For further discussion of this matter, refer to Note 13 of the Notes to Consolidated Financial Statements.

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

Additional regulations adopted pursuant to FDICIA include: (i) real estate lending standards for depository institutions, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iii) rules implementing the FDICIA provisions prohibiting, with certain exceptions, insured state banks from making equity investments or engaging in activities of the types and amounts not permissible for national banks; and (iv) rules and guidelines for enhanced financial reporting and audit requirements. Rules adopted pursuant to FDICIA include: (i) revisions to the risk-based capital guidelines regarding interest rate risk, concentrations of credit risk and the risks posed by "nontraditional activities;" and (ii) rules addressing various "safety and soundness" standards.

In 1995, the Federal Reserve Board provided all bank holding companies with new guidelines which direct examiners to provide separate supervisory ratings for the risk management process of all bank holding companies. Pursuant to the guidelines, examiners will evaluate the entire spectrum of risks facing the Company including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Under the guidelines, examiners are directed to place primary consideration on findings relating to the following elements: (i) active board and senior management oversight; (ii) adequate policies, procedures and limits; (iii) adequate risk measurement, monitoring, and management information systems; and (iv) comprehensive internal controls. In 1995, the Company established a Risk Management Committee to coordinate the Company's management of applicable risks which reports to the Audit Committee of the Board of Directors of the Company.

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

In 1996, legislation was enacted by Congress providing for the recapitalization of the Savings Association Insurance Fund ("SAIF"). Savings associations and commercial banks holding SAIF-insured deposits were assessed a one-time charge in connection with the servicing of the debt incurred with respect to the thrift bailout through the issuance of FICO bonds. USTrust acquired SAIF-insured deposits, indirectly, through an affiliate on September 7, 1990, when it assumed certain deposits and liabilities of the failed Home Owners Federal Loan Bank, FSB, from the Resolution Trust Company. USTrust paid a one-time charge of $3 million in 1996. As a result of the foregoing, the deposit premiums which the Subsidiary Banks pay to the FDIC have been reduced.

Pursuant to the federal Community Reinvestment Act ("CRA") and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and its subsidiary banks in meeting the credit needs of the communities served by the subsidiary banks. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of branches, branch relocations and acquisitions of banks and bank holding companies. USTrust has received "outstanding" ratings from the FDIC. The Massachusetts Commissioner has continued to examine USTC for CRA compliance, and currently rates USTC "satisfactory."

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

From time to time various proposals are made in the United States Congress, as well as state legislatures, which would alter the powers of, and place restrictions on, different types of bank organizations as well as bank and nonbank activities. Such legislative proposals include proposals related to expansion of bank powers and increased consumer compliance disclosure requirements. In early 1997, federal legislation was proposed which, if adopted, would grant bank holding companies broader powers with respect to insurance and securities activities. Under the proposed federal legislation, broader cross-ownership would be authorized among banking, insurance and securities companies. In addition, in 1997 legislation which would provide Massachusetts chartered banks with broader insurance powers is being considered by the Massachusetts legislature. At this time it is unclear whether either the proposed federal or state legislation (in any form) will be adopted. Accordingly, it is not possible to evaluate the effect of adoption of such proposed legislation on the business of the Company or its subsidiaries.

Supervision, regulation and examination of the Subsidiary Banks by the bank regulatory agencies are not intended for the protection of the Company's security holders.

Governmental Policies, Economic Conditions and Credit Risk Concentration

The earnings and business of the Company's subsidiaries are and will be affected by a number of external influences, including general economic conditions in the United States and particularly in New England and the policies of various regulatory authorities of the United States, including the Federal Reserve Board. The Federal Reserve Board regulates the supply of money and of bank credit to influence general economic conditions within the United States and throughout the world. From time to time, the Federal Reserve Board takes specific steps to dampen domestic inflation and to control the country's money supply. The instruments of monetary policy employed by the Federal Reserve Board for these purposes (including the level of cash reserves banks, including nonmember banks such as all four of the Company's banking subsidiaries, are required to maintain against deposits) influence in various ways the interest rates paid on interest-bearing liabilities and the interest received on earning assets, and the overall level of bank loans, investments and deposits. The impact upon the future business and earnings of the Company of prospective domestic economic conditions, and of the policies of the Federal Reserve Board as well as other U.S. regulatory authorities, cannot be predicted accurately.

During the period from 1990 through 1993, the Company's primary loan market, the New England region, suffered from a weak economic environment. The economic climate contributed to a decline in real estate values and adversely affected the net worth of certain borrowing customers of the Company's subsidiary banks and the Company's collateral position with respect to certain loans. The New England regional economy improved in the mid-1990's, which aided the Company's loan workout efforts over the past several years. In 1996, economic conditions in the Company's principal markets improved at the same moderate pace as the entire United States economy. Most of the Company's loans outstanding are from borrowers located in Community Reinvestment Act delineated communities in Massachusetts and a substantial portion of these loans are various types of real estate loans; still others have real estate as additional collateral. At year-end 1996, the Company's exposure to credit risk from borrowers who had real estate as their primary collateral support included $729 million of loans. The Base Lending Rate used by the Company's Subsidiary Banks and the costs they paid for major sources of funds were essentially unchanged. In late 1996 and early 1997, a number of commentators and the Chairman of the Federal Reserve Board suggested that interest rates might increase during 1997. Any renewed increases in the Base Lending Rate used by the Company's Subsidiary Banks may have an adverse effect upon the ability of some borrowers to repay their loans. In early 1997, the prices of marketable equity securities were at historically high levels. A substantial diminution in the values of such marketable securities could have an adverse effect upon the ability of some of the Company's borrowers to repay loans outstanding to the Company's Subsidiary Banks and could reduce gross fee income generated by the Asset Management Division of the United States Trust Company.

General

No significant portion of the loans or deposits of any of the Company's banking subsidiaries results from one or several accounts, the loss of which would materially affect its business. The Company does not experience significant seasonal fluctuations in its business.

Employees

As of December 31, 1996, the Company and its subsidiaries had approximately 1,141 full-time and part-time employees. After the acquisition of Walden, as of February 28, 1997, the Company and its subsidiaries had approximately 1,450 full-time and part-time employees.

ITEM 2. Properties

USTrust owns and occupies a twelve-story, 112,360 square foot brick and steel building constructed in 1915 and located at Government Center, 30-40 Court Street, Boston, Massachusetts which houses the banking premises of USTrust, USTC and the offices of the Company and all of its nonbanking subsidiaries.

The Company currently leases a three-story brick office building of approximately 37,900 square feet at 196 Broadway, Cambridge, Massachusetts, all of which is used by USTrust, as well as 30,487 square feet in an adjacent office tower at 141 Portland Street, Cambridge, Massachusetts. USTrust also leases approximately 26,080 square feet of space at 25-55 Court Street, Boston, Massachusetts, which is used primarily to house staff support services.

USTrust owns twenty branch offices in Boston, Cambridge, Canton, Dedham, Gloucester, Milton, Milton Village, Natick, Needham, Newton, Norwood, Quincy, Randolph, Somerville, Stoughton, Swampscott, Waltham, Watertown and West Roxbury, Massachusetts. The remaining branch offices of the USTrust occupy leased premises.

Braintree and Concord own 12 branch offices in Arlington, Braintree, Concord, Hanover, Lexington, Norwell, Quincy and Randolph. The remaining branch offices of Braintree and Concord occupy leased premises.


The 1997 annual leasehold commitment for all premises leased by the Company's subsidiaries, including Walden and its subsidiaries, totals $5,449,364 not including expenses related to tax or maintenance escalation provisions. Refer to
Note 16 to the Notes to Consolidated Financial Statements of this Form 10-K.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At a Special Meeting of Stockholders held on December 17, 1996, the Stockholders were asked to consider and vote upon proposals (i) to approve and adopt an Affiliation Agreement and Plan of Reorganization dated as of August 30, 1996, between the Company and Walden and the corresponding Agreement and Plan of Merger, dated as of August 30, 1996, among the Company, an acquisition subsidiary wholly-owned by the Company, and Walden as well as the transactions contemplated thereby, including specifically the issuance of approximately 10.1 million shares of the Company's common stock to persons who were stockholders of Walden immediately prior to the merger; and (ii) to amend the Company's Restated Articles of Organization to increase the number of authorized shares of the Company's common stock from 30,000,000 to 45,000,000. The following votes were cast with respect to the two proposals:

                         In Favor       Against   Abstain   Delivered, Not Voted
                         --------       -------   -------   --------------------

Walden Affiliation      10,036,402       34,282    90,617          1,475,432
Common Stock Increase   11,344,981      185,131   104,410              2,210

PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The common stock of the Company is traded over the counter and its price is quoted on the Nasdaq National Market System. During the period January 1, 1995 to December 31, 1996, the range of high and low sales prices for the Company's common stock was as follows:

                                  1996                1995
                                  ----                ----
                             Low       High       Low       High
                             ---       ----       ---       ----
1st Quarter                13         15 1/8     9 3/4     11 3/8
2nd Quarter                12 3/4     15 1/8    10 1/2     13 1/2
3rd Quarter                14 1/4     17 1/8    13 1/4     15
4th Quarter                16 3/4     20 5/8    12 3/4     15 1/2

Such over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

The number of holders of record of common stock of the Company was 2,894 at January 31, 1997.

The Company did not pay cash dividends from mid-1991 until the fourth quarter of 1995, at which time the Company declared and paid a cash dividend of $0.05 per share to each holder of its common stock. During 1996, the Company gradually increased the cash dividends declared to $0.08 per share in the fourth quarter. The Company declared cash dividends totaling $0.29 per share to each holder of its common stock in 1996.

Future dividends will depend upon the financial condition and earnings of the Company and its subsidiaries, their need for funds and other factors, including applicable government regulations and the absence of regulatory objection.

ITEM 6. Selected Financial Data

Consolidated Summary of Selected Financial Data (1)

                                                                              Year Ended December 31,

(Dollars in thousands, except share amounts)            1996            1995            1994            1993            1992
                                                        ----            ----            ----            ----            ----
Earnings Data:
        Interest income                            $   157,654     $   147,969     $   132,312     $   140,628     $   157,024
        Interest expense                                61,528          52,535          40,213          47,944          68,970
                                                   -----------     -----------     -----------     -----------     -----------
        Net interest income                             96,126          95,434          92,099          92,684          88,054
        Provision (credit) for possible loan losses    (18,600)         13,090          24,281          68,427          42,245
                                                   -----------     -----------     -----------     -----------     -----------
        Net interest income after
                provision for possible loan losses     114,726          82,344          67,818          24,257          45,809
        Noninterest income                              37,288          29,970          30,334          36,723          42,359
        Noninterest expense                             98,338          88,187          91,355          93,341          95,820
                                                   -----------     -----------     -----------     -----------     -----------
        Income (loss) before income
                taxes                                   53,676          24,127           6,797         (32,361)         (7,652)
        Income tax provision (benefit)                  21,014           9,169           2,051         (12,261)         (2,931)
                                                   -----------     -----------     -----------     -----------     -----------
        Net income (loss)                          $    32,662     $    14,958     $     4,746     $   (20,100)    $    (4,721)
                                                   ===========     ===========     ===========     ===========     ===========
Per share data:
        Net income (loss)                          $      1.79     $       .83     $       .27     $     (1.31)    $      (.34)
        Cash dividends declared                    $       .29     $       .05
Weighted average common shares outstanding          18,227,036      18,068,203      17,780,032      15,362,251      13,984,190
Consolidated Average Balances(2):
        Total assets                               $ 2,066,904     $ 1,836,229     $ 1,881,429     $ 2,042,567     $ 2,270,874
        Loans                                        1,359,326       1,265,098       1,283,464       1,435,665       1,584,390
        Deposits                                     1,532,086       1,474,636       1,527,113       1,635,178       1,826,738
        Funds borrowed(3)                              328,779         185,666         192,115         244,775         268,519
        Stockholders' investment                       184,967         163,651         152,256         143,149         147,440
Consolidated Ratios:
        Net income (loss) to average total assets         1.58%            .81%            .25%           (.98)%          (.21)%
        Net income (loss) to average
                stockholders' investment                 17.66%           9.14%           3.12%         (14.04)%         (3.20)%
Average stockholders' investment to
        average total assets                               8.9%            8.9%            8.1%            7.0%            6.5%
Net (recoveries) chargeoffs to average loans             (0.3)%            1.7%            1.9%            3.8%            2.6%
Reserve for possible loan losses to period end loans       2.1%            4.4%            5.0%            4.8%            3.4%
Average earning assets to average total assets            94.7%           94.8%           93.9%           93.0%           91.2%
Dividend Payout Ratio                                     16.2%            6.0%

(1)    This  information   should  be  read  in  connection  with   Management's
       Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

(2) Average balances do not include the effect of fair value adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(3) Includes federal funds purchased, repurchase agreements, short-term and other borrowings.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements, notes, and tables included elsewhere in this Form 10-K for the fiscal year ended December 31, 1996. Certain amounts reported for prior periods have been reclassified to conform to the 1996 presentation. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates, or expectations reflected or contained in the forward-looking information. Please refer to "Cautionary Statement Regarding Forward-looking Information" of this Form 10-K for a further discussion.


Highlights

Operating results for the year ended December 31, 1996, reflect the Company's emphasis on new business development and acquisition activities. Net income for the year, which included a number of one-time charges and credits, was $32.7 million, or $1.79 per share, a 118 percent increase over the $15.0 million, or $0.83 per share, earned in 1995. Through business development efforts and acquisition activities the Company grew from a resource base of $2.0 billion in 1995 to over $2.7 billion in resources at year-end 1996. In the fourth quarter of 1996, the Company's principal banking subsidiary, USTrust, completed the purchase of twenty banking branches and assumption of $744 million in deposit liabilities and repurchase agreements and $508 million in loans from two local banking subsidiaries of Bank of Boston Corporation ("the Branch Purchase"). Also during the fourth quarter the Company completed the sale of its Connecticut banking subsidiary, UST Bank/Connecticut ("UST/Conn"). Other acquisition activities included the execution of an agreement to acquire Walden Bancorp, Inc. ("Walden"), a $1.0 billion multi-bank holding company headquartered in Acton, Massachusetts. The Walden acquisition was completed on January 3, 1997. Refer to Note 2 to the Notes to the Consolidated Financial Statements of this Form 10-K for a further discussion of acquisitions and divestitures.

The one-time charges and credits that influenced 1996 earnings included an earnings credit of $18.6 million recorded through the provision for possible loan losses, which reflects the established quality of the loan portfolio. Refer to "Credit Quality and Reserve for Possible Loan Losses" for a further discussion of provisions and the reserve. Other one-time items included a $6.8 million gain from the sale of UST/Conn, $5.9 million in acquisition-related charges, and a $3.0 million assessment on certain deposits insured by the Savings Association Insurance Fund ("SAIF").

The continued reduction in foreclosed asset and workout expense and reduced FDIC insurance assessments were also major factors supporting the 1996 operating results.

                    Financial Condition at December 31, 1996

Assets

Total  assets at  December  31,  1996 were  $2.707  billion,  an  increase of 37 percent, or $738 million from $1.969 billion a year ago. The increase was largely attributed to the loans and other assets acquired in the Branch Purchase, partially offset by the reduction in assets due to the sale of UST/Conn. Total loans increased $576 million to $1.848 billion reflecting $508 million in loans acquired through the Branch Purchase and internal growth, reduced by $70 million in connection with the UST/Conn sale. Internal net loan growth was approximately 11 percent, or $138 million, compared with a slight net reduction in loans of $5 million, in 1995. Federal funds sold increased $127 million primarily supported by a similar increase in short-term borrowings. Intangible assets increased $49 million to $54 million at year-end 1996 reflecting a deposit premium paid in connection with the Branch Purchase. The increase in Premises, Furniture and Equipment reflects the fixed assets of the twenty additional branches acquired in the Branch Purchase. Partially offsetting these asset increases was a reduction in securities of $47 million to $528 million.

Loans

The following table presents the composition of the loan portfolio:

                                                                              December 31,

(Dollars in thousands)                           1996            1995            1994            1993            1992
                                                 ----            ----            ----            ----            ----
Commercial and financial                     $   746,762     $   642,940     $   705,075     $   760,446     $   862,590
Commercial real estate:
        Construction                              27,256          16,937          13,109          35,295          50,427
        Developer, investor and land             172,390         207,710         265,624         321,965         368,871
Consumer:
        Residential mortgage                     443,071          85,806          90,643          85,889          57,896
        Home equity                               86,046          70,066          64,068          63,188          67,010
        Indirect automobile installment(1)       301,072         197,148          90,255          31,848          42,786
        Other consumer(1)                         31,026          23,015          21,964          23,944          26,914
Lease financing                                   40,519          28,455          25,945          26,348          28,312
                                             -----------     -----------     -----------     -----------     -----------
                        Total loans(2)         1,848,142       1,272,077       1,276,683       1,348,923       1,504,806

Reserve for possible loan losses                 (38,789)        (56,029)        (64,088)        (64,465)        (50,478)
                                             -----------     -----------     -----------     -----------     -----------
                                             $ 1,809,353     $ 1,216,048     $ 1,212,595     $ 1,284,458     $ 1,454,328
                                             ===========     ===========     ===========     ===========     ===========

(1) Indirect automobile installment loans represent loans purchased without recourse from automobile dealers which conform to the Company's underwriting standards. The Company and its subsidiary banks do not engage in subprime automobile lending. Automobile loans made directly to consumers are not significant and are included with other consumer loans.

(2) Excluded from the loan balances at December 31, 1996 and 1995 were $.1 million and $13.1 million, respectively, in loans held-for-sale, recorded at net realizable value and classified as other assets.

The loan portfolio mix changed significantly during the year. As of December 31, 1996, total consumer loans represent 47 percent of the Company's loan portfolio while commercial and commercial real estate loans and leases represent 53 percent. This compares with a consumer loan percentage of 30 percent and commercial loans and leases of 70 percent in 1995. The 1996 increase in the consumer loan percentage reflects portfolio growth and portfolio additions from the Branch Purchase.

The Company's commercial loan portfolios listed above totaled $946 million at December 31, 1996, an increase of $79 million from a year ago. Commercial loans acquired in the Branch Purchase totaled $111 million while commercial loans sold in the UST/Conn sale were approximately $19 million. Excluding the acquisition and divestiture activities, commercial loans decreased approximately $13 million as normal amortization slightly outpaced new commercial loan volume during the year. Prior to 1996 the commercial loan portfolio had been experiencing a sharp decline due to the combination of normal amortization and the aggressive reduction of problem loans through collection, chargeoff, third-party refinancing, or sale.

Residential loans increased $357 million during the year to $443 million. The increase reflects $380 million of residential loans acquired in the Branch Purchase as reduced by normal amortization during the year and a $9 million reduction in connection with the UST/Conn sale. Internal growth in residential mortgage loans in 1996 was minimal as the Company elected to discontinue the origination of these loans. The residential mortgage industry has become increasingly the purview of large scale providers which prompted the Company's subsidiary banks, after careful consideration, to take such action. With the exception of residential loans obtained through acquisition, future growth in this portfolio is not expected.

The strong growth in the indirect automobile portfolio of the prior two years continued in 1996. This portfolio totaled $301 million at December 31, 1996, and reflects net growth of 53 percent, or $104 million, this year compared with growth of $107 million last year. The Company's "Prime Always" home equity loan product and promotional campaign produced a 23 percent net growth in that portfolio, or $16 million. Such growth is net of a $10 million reduction in connection with the UST/Conn sale. The other consumer loan category increased $8 million mostly due to acquired cash reserve advance accounts from the Branch Purchase. The lease financing portfolio reflects growth of 42 percent, or $12 million during the year. A portion of this growth, $5 million, was directly related to the Branch Purchase.


Loan Maturity Distribution

The following table reflects the maturity and interest sensitivity of commercial and financial, and commercial real estate loans, at December 31, 1996:

                                                                     After 1 Year
(Dollars in thousands)                         1 Year or Less       through 5 Years     After 5 Years      Total
                                               --------------       ---------------     -------------      -----
Commercial and financial                       $      473,372       $       218,935     $      54,455    $   746,762
Commercial real estate:
        Construction                                    7,790                10,044             9,422         27,256
        Developer, investor and land                   64,951                78,226            29,213        172,390
                                               --------------       ---------------     -------------    -----------
                                               $      546,113       $       307,205     $      93,090    $   946,408
                                               ==============       ===============     =============    ===========
Interest sensitivity of above loans:
        With predetermined interest rates      $      142,569       $       111,193     $      52,974    $   306,736
        With floating interest rates                  403,544               196,012            40,116        639,672
                                               --------------       ---------------     -------------    -----------
                                               $      546,113       $       307,205     $      93,090    $   946,408
                                               ==============       ===============     =============    ===========


The Company does not have an automatic rollover (renewal) policy for maturing loans. Renewal requests are reviewed and approved in substantially the same manner as applications by new customers for extensions of credit. Additionally, any renewal of a loan rated Substandard or lower in the Company's credit risk rating profile requires the Controlled Loan Department head approval, and for certain size loans and circumstances, the approval of the Senior Credit Committee and Board of Directors.

Securities

The 1996 decrease of $47 million in securities was due to normal amortization, a $22 million reduction in connection with the UST/Conn sale, sales of certain below market-yielding securities, and net sales to accommodate cash flow requirements. Adding to the decrease was a change from an unrealized gain on securities available-for-sale of $1.7 million at December 31, 1995 to an unrealized loss of $4.3 million at December 31, 1996, a $6 million decrease in fair value. The decline in market value of the portfolio was directly related to the downward movement in bond prices experienced earlier in the year. Refer to
Note 1 to the Notes to Consolidated Financial Statements for a further discussion of the unrealized valuation adjustment to market value of securities available-for-sale as required under Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities."

The change in the market value of securities available-for-sale also had the effect of decreasing stockholders' investment by $3.5 million since year-end 1995. The unrealized gain reported as part of stockholders' investment of $1.0 million, net of tax at December 31, 1995, changed to an unrealized loss of $2.5 million, net of tax at December 31, 1996.

Partially offsetting the above-mentioned decreases to securities was the purchase of $38.9 million in Federal Home Loan Bank of Boston ("FHLBB") stock by a banking subsidiary, USTrust. The bank became a member of the FHLBB during the year and is required to invest in the FHLBB in an amount equal to the greater of 1 percent of residential mortgage loans, including certain mortgage-backed securities, or three tenths of 1 percent of total assets or a specified percentage of outstanding advances.

The Company has a policy of purchasing securities primarily rated A or better by Moody's Investors Services and U.S. Government securities to minimize credit risk. As of December 31, 1996, all of the Company's mortgage-backed securities were issued by agencies or sponsored agencies of the U.S. Government. Also at December 31, 1996, none of the Company's mortgage-backed securities would be classified as "high risk" under Federal Financial Institutions Examination Council guidelines. All securities, however, carry interest rate risk which affects their market value such that as market yields increase, the value of the Company's securities declines and vice versa. Additionally, mortgage-backed securities carry prepayment risk where expected yields may not be achieved due to an inability to re-invest the proceeds from prepayment at comparable yields. Moreover, such mortgage-backed securities may not benefit from price appreciation in periods of declining rates to the same extent as the remainder of the portfolio. Refer to Note 1 to the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies" of this Form 10-K for a further discussion of prepayment risk. The following table sets forth the book value of the securities owned by the Company:


                                                                                          December 31,
(Dollars in thousands)                                                                1996            1995
Available-for-sale:
        Mortgage-backed securities                                                $    216,978     $   246,521
        U.S. Treasury and other U.S. Government agencies and corporations              170,061         196,967
        Obligations of states and political subdivisions*                                2,275           3,254
        Other securities                                                               138,860         128,931
                                                                                  ------------     -----------
                        Total                                                     $    528,174     $   575,673
                                                                                  ============     ===========
*       Non-taxable

The following table presents maturities for the Company's securities at December 31, 1996, and the approximate weighted tax equivalent yields (at the statutory federal tax rate of 35 percent). Mortgage-backed securities are shown at or based on their final maturity but are expected to have shorter average lives. Considering this, the Company estimates the average life of the entire portfolio to be 2.2 years. Yields presented in this table have been computed using the amortized cost of the securities.

                                                                                Securities Maturing In
                                               1 Year or Less       After 1-Yr. through 5    5-Yrs. through 10    10 Yrs. or more
(Dollars in thousands)                         Balance  Yield       Balance         Yield    Balance     Yield    Balance   Yield
                                               -------  -----       -------         -----    -------     -----    -------   -----
Available-for-sale:
  Mortgage-backed securities                                        $    591         8.14%   $ 63,040     6.51%   $153,347   6.16%
  U.S. Treasury and other U.S. Government
    agencies and corporations                  $ 3,550   5.62%       142,481         5.50%     24,030     5.48%
  Obligations of states and political
    subdivisions                                   201   8.10%           763         8.29%        819     9.18%        492   8.67%
  Other securities                              30,134   6.21%        54,952         6.03%      7,100     5.36%
                                               -------              --------                 --------             --------
    Total                                      $33,885   6.16%      $198,787         5.67%   $ 94,989     6.19%   $153,839   6.17%
                                               =======              ========                 ========             ========

At December 31, 1996, the Company owned the following corporate notes, whose aggregate fair value was in excess of 10 percent of stockholders' investment.

(Dollars in thousands)                                    Aggregate Market Value

General Motors Acceptance Corporation Medium Term Notes          $20,102

The corporate notes are unsecured and are of investment grade and carry the normal credit risk associated with such instruments.

Liquidity and Funding

Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the FHLBB credit facility, purchased or other borrowed funds, and access to the capital markets. The Company's securities portfolio is classified entirely as available-for-sale, which provides the flexibility to sell certain securities based upon changes in economic or market conditions, interest rate risk and the Company's financial position and liquidity.

At December 31, 1996, liquidity, which includes excess cash, federal funds sold and unpledged securities, totaled approximately $283 million, or 10 percent of total assets, a $34 million decrease from 1995.

The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term borrowings. Total deposits increased $593 million, or 39 percent, to $2.106 billion since December 31, 1995. The large increase in deposits was due to the assumption of $667 million in deposits as part of the Branch Purchase partially offset by a reduction of $95 million in connection with the sale of UST/Conn. These significant events had the effect of increasing NOW, money market and regular savings deposits by $339 million. In addition, noninterest-bearing deposits increased $167 million and time deposits increased $87 million.

As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents increased $21.7 million during 1996. Cash provided by operations resulted largely from net interest income from loans and securities, less the net difference of noninterest expense over noninterest income. Cash provided by financing activities was due principally to the net increases in deposits and in short-term and other borrowings, offset in part by dividends paid and treasury stock acquisitions. Net cash used by investing activities was due to net increases in federal funds sold and loans offset in part by net cash acquired from the Branch Purchase, net proceeds from the sale of a bank subsidiary, and an excess of proceeds from the sales and maturities of securities over purchases of securities.

At December 31, 1996, the parent company had $1 million in cash and due from banks and $14 million in short-term securities purchased under agreements to resell, compared with $1 million cash and due from banks and $5 million in short-term securities purchased under agreements to resell at December 31, 1995.

For the year ended December 31, 1996, the Company received a total of $6 million in dividends from its asset management and trust subsidiary, United States Trust Company ("USTC"), $5.7 million from USTrust, $1 million from JSA Financial Corporation ("JSA"), a nonbanking subsidiary of the Company specializing in the liquidation of problem assets, and $3 million from UST/Conn. During the same period $13 million was contributed to USTrust. This capital contribution to USTrust facilitated the purchase of 20 former Bank of Boston and BayBank branches.

Deposits

The following table sets forth the remaining maturities of certificates of deposit in the amount of $100 thousand or more at December 31, 1996:

(Dollars in thousands)
Less than three months                                       $       80,210
Three to six months                                                  14,779
Six to twelve months                                                  9,707
Over twelve months                                                   14,166
                                                             --------------
        Total                                                $      118,862
                                                             ==============

Short-term Borrowings

The  Company's   short-term   borrowings  consist  primarily  of  federal  funds
purchased, securities sold under agreements to repurchase and FHLBB borrowings. These instruments are generally overnight funds.

                                    December 31,                        For the Year Ended December 31,
                             -------------------------       -------------------------------------------------------
                                      Weighted Average         Maximum Amount     Average Amount    Weighted Average
(Dollars in thousands)       Balance     Interest Rate       at Any Month End        Outstanding       Interest Rate
                             -------     -------------       ----------------        -----------       -------------
Federal funds purchased:
        1996                $ 96,677         5.73%                $   96,677         $  68,551             5.35%
        1995                  57,406         5.63%                    58,013            40,020             5.86%
        1994                  19,296         6.00%                    35,061            29,090             4.14%

Securities sold under agreements to repurchase:
        1996                $236,552         4.73%                $  286,109         $ 227,265             4.70%
        1995                 172,689         4.73%                   172,689           127,752             4.85%
        1994                 126,597         4.48%                   155,709           137,139             3.22%

FHLBB borrowings:
        1996                                                      $  272,500         $  24,795             5.48%

Interest Rate Risk

Volatility in interest rates requires the Company to manage interest rate risk which arises from differences in the timing of repricing of assets and liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive ("positive GAP") and in time frames with more liabilities repricing than assets it is liability sensitive

("negative GAP"). Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity, presently equal to approximately 18 percent of total assets. The Company has historically managed its interest rate GAP primarily by lengthening or shortening the maturity structure of its securities portfolio.

The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate and to a lesser extent the London Interbank Offered Rate ("LIBOR"). A small decline in the prime rate was realized during the first quarter of 1996, which, along with a general external pressure on loan pricing, had the effect of a reduction in the Company's yield on earning assets.

The following table summarizes the Company's GAP position at December 31, 1996. The majority of commercial loans, as well as home equity loans, are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis as management deems appropriate. Securities and noninterest-bearing demand deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for demand deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At December 31, 1996, the one-year cumulative GAP position was positive at $61 million, or approximately 2 percent of total assets.

                                                                         Interest Sensitivity Periods
(Dollars in millions)                             0-30 Days       31-90 Days      91-365 Days     Over 1 Year     Total
                                                  ---------       ----------      -----------     -----------     -----
Loans, net of reserve                             $   787          $    40         $   162         $    820      $  1,809
Federal funds sold                                    127                                                             127
Securities                                             25               50              68              385           528
Other assets                                           26                                               217           243
                                                  -------          -------         -------         --------      --------
                Total assets                      $   965          $    90         $   230         $  1,422      $  2,707
                                                  -------          -------         -------         --------      ========
Interest-bearing deposits                         $   412          $    96         $   249         $    809      $  1,566
Borrowed funds                                        348                                                             348
Noninterest-bearing deposits                          119                                               421           540
Other liabilities and stockholders' equity                                                              253           253
                                                  -------          -------         -------         --------      --------
                Total liabilities and equity      $   879          $    96         $   249         $  1,483      $  2,707
                                                  -------          -------         -------         --------      ========
GAP for period                                    $    86          $    (6)        $   (19)        $    (61)
                                                  =======          -------         -------         --------
Cumulative GAP                                                     $    80         $    61         $      0
                                                                   =======         =======         ========
As a percent of total assets                         3.18%            2.96%           2.25%


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


As a condition to FDIC approval of the acquisition of sixteen BayBank branches, USTrust was required to have a Tier 1 leverage capital ratio of not less than
(i) 4.8 percent, no later than ten days after consummation of the acquisition of the BayBank branches; and (ii) 5 percent, no later than three months after acquisition of the BayBank branches and for a period of six months thereafter. The Company currently anticipates that USTrust will maintain a Tier 1 leverage ratio equal to or in excess of the foregoing conditions. In addition, the Company expects that the foregoing conditions will not have a material adverse impact on the future operations of USTrust.

As of December 31, 1996, all of the subsidiary banks were well capitalized, with the exception of USTrust. As of March 5, 1997, all of the subsidiary banks were well capitalized with the exception of USTrust which was adequately capitalized. During a period from the consummation of the Branch Purchase in December, 1996 (described in further detail under the caption entitled, "Recent Developments - Acquisition of Twenty (20) Bank of Boston and BayBank Branches," in Part I of this Form 10-K) until March 5, 1997, USTrust's Total capital to total risked-based assets ratio temporarily fell below the requirement of an adequately capitalized bank. The Company made a capital contribution to USTrust on March 5, 1997 in order to meet this requirement. For further discussion of capital requirements, refer to Note 13 of the Notes to Consolidated Financial Statements.

In 1996, the Company declared quarterly cash dividends totaling $5.2 million, or $0.29 per share, to stockholders. Also, during the year the Company received dividends from subsidiaries of $6 million from USTC, $5.7 million from USTrust, $1 million from JSA Financial Corporation and $3 million from UST/Conn, a former banking subsidiary sold during the year. The Company contributed capital of $13 million to USTrust in 1996 to facilitate the Branch Purchase.

In 1995, the Company's Board of Directors approved a stock repurchase program and the Company adopted a shareholder rights plan. The stock repurchase program was terminated in 1996 and all shares acquired thereunder were reissued. Refer to Note 13 to the Notes to Consolidated Financial Statements of this Form 10-K for a discussion.

Credit Quality and Reserve for Possible Loan Losses

At year-end 1995, the Company had reduced the level of substandard loans to levels which were comparable to industry peer group averages. While improvement in credit quality is no longer a major strategic focus, the Company remains committed to the maintenance of its current credit standards and in ensuring the continued quality of the loan and lease portfolios. This year the Company was successful in further reducing the level of substandards from $44 million at year-end 1995 to $30 million at December 31, 1996, a 32 percent reduction. Loans reported as substandard include loans classified as Substandard or Doubtful, as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include loans on nonaccrual, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

At December 31, 1996, Substandard and Doubtful loans were $29.1 million and $.5 million, respectively. Substandard loans include $5.6 million of accruing commercial and commercial real estate loans, of which 99 percent were current with respect to contractual principal and interest payments, and $23.5 million in loans that were on nonaccrual and included in nonperforming assets. All of the loans rated Doubtful were on nonaccrual and included in nonperforming assets. Also, at December 31, 1996, loans rated Special Mention in the Company's internal risk rating profile amounted to $4.2 million, all of which were current. Special Mention loans, as defined by the Company, have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the assets.

As of year-end 1996, approximately 35 percent of loans classified as Substandard or Doubtful were collateralized by real estate, and the remainder were collateralized by accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 60 percent were collateralized by owner-occupied commercial properties, approximately 30 percent were collateralized by commercial real estate development, and approximately 5 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.


Nonperforming Assets

The following table sets forth the Company's total nonperforming assets and performance measures regarding key indicators of asset quality:

                                                                               December 31,
(Dollars in thousands)                                      1996      1995        1994       1993        1992
                                                            ----      ----        ----       ----        ----
Nonperforming assets:
  Nonaccruals:
          Commercial and financial                       $ 22,680    $ 14,531    $ 36,754   $ 28,511    $ 55,893
          Commercial real estate:
                  Construction                                 16          44         551      1,025      16,558
                  Developer, investor and land              1,495       3,114      18,447     25,475      24,461
          Consumer:
                  Residential mortgage                        887         956       3,373      3,601       2,518
                  Home equity                                 522         741         656        190       1,240
                  Indirect automobile installment             778         446         134         40         271
                  Other consumer                               46          98          29        540         550
                                                         --------    --------    --------   --------    --------
  Total nonaccrual                                         26,424      19,930      59,944     59,382     101,491
  Accruing loans 90 days or more past due                     363         257       1,409        557       1,091
  Other real estate owned (OREO), net(1)                      688       3,015       9,958     11,270      28,644
  Restructured loans(2)                                        45       5,783      15,757     41,477      44,899
                                                         --------    --------    --------   --------    --------
Total nonperforming assets                               $ 27,520    $ 28,985    $ 87,068   $112,686    $176,125
                                                         ========    ========    ========   ========    ========
Reserve for possible loan losses                         $ 38,789    $ 56,029    $ 64,088   $ 64,465    $ 50,478
Net (recoveries) chargeoffs                              $ (3,464)   $ 21,149    $ 24,658   $ 54,440    $ 41,867
OREO reserve                                             $    320    $    568    $  1,044   $  4,635    $    389

Ratios:
Reserve to nonaccrual loans                                 146.8%      281.1%      106.9%     108.6%       49.7%
Reserve to total of nonaccrual loans, accruing loans
  90 days or more past due and restructured loans           144.6%      215.7%       83.1%      63.6%       34.2%
Reserve to period-end loans                                   2.1%        4.4%        5.0%       4.8%        3.4%
Nonaccrual loans to period-end loans                          1.4%        1.6%        4.7%       4.4%        6.7%
Nonaccrual loans and accruing loans over 90 days past
 due to period-end loans                                      1.4%        1.6%        4.8%       4.4%        6.8%
Nonperforming assets to period-end loans and OREO             1.5%        2.3%        6.8%       8.3%       11.5%
Nonperforming assets to total assets                          1.0%        1.5%        4.8%       5.5%        8.1%
Net (recoveries) chargeoffs to average loans                 (0.3%)       1.7%        1.9%       3.8%        2.6%
OREO reserve to OREO                                         31.7%       15.9%        9.5%      29.1%        1.3%

(1) Other real estate owned ("OREO") represents assets to which title to the collateral has been taken through foreclosure or in settlement of loans. Other real estate owned is recorded at the lower of the recorded investment in the loan or fair value minus estimated costs to sell ("net realizable value"). Included in OREO are automobiles owned which are vehicles repossessed for reason of nonpayment. The balance is stated at the lower of the recorded investment in the loan or net realizable value.

(2) Restructured loans are those where interest rates and/or principal repayments have been restructured to defer or reduce payment as a result of financial difficulties of the borrower.

As exhibited in the preceding table, the steep decline in nonperforming assets in the earlier years leveled off in 1996. Nonperforming assets at December 31, 1996 of $28 million were within industry norms relative to the Company's size and total volume of loans. Nonaccrual loans increased from $19.9 million last year to $26.4 million at year-end 1996. The December 31, 1996 balance includes a $8 million loan to a single commercial borrower which paid off in the first quarter of 1997 with a minor chargeoff of loan principal. Restructured loans decreased from $5.8 million last year to a nominal amount this year. The improvement in asset quality and reduction in nonperforming loans has directly contributed to the decreasing amount of net chargeoffs recorded by the Company. In 1996, the Company recorded net recoveries of $3.4 million. Nonaccrual loans were 1.4 percent of total loans at December 31, 1996 compared with 1.6 percent a year ago. Nonperforming assets were 1.0 percent of total assets compared with
1.5 percent last year.

At December 31, 1996, total impaired loans were $24.2 million, comprised of $.5 million that required a reserve for possible loan losses of $.3 million and $23.7 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," are commercial and commercial real estate loans recognized by the Company as nonaccrual and restructured. Refer to Note 1 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion on SFAS No. 114. The amount of interest on December 31, 1996 impaired loans that would have been recorded had the loans been paying in accordance with their original terms during 1996 was approximately $2.6 million. The amount of interest income on these loans included in net income in 1996 was approximately $.5 million.

Credit Quality Monitoring

Credit quality within the commercial and commercial real estate loan portfolios of each subsidiary is quantified by an internal credit risk rating system designed to parallel regulatory criteria and categories of loan risk. Lenders monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and overall loan quality are also assessed on a regular basis by an independent Loan Review Department which reports to the Company's Board of Directors and its Asset Quality Committee. Loan Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. Results and recommendations from this process provide senior management and the Board of Directors and its Asset Quality Committee with independent information on loan portfolio condition. The Asset Quality Committee monitors asset quality monthly and actively reviews the large credit exposures.

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

Past due nonconsumer loans, nonaccrual loans, and troubled debt restructurings are reviewed at least quarterly by a Special Assets Committee whose membership includes the Chief Executive Officer of the Company, Loan Review Department management and the most senior lending officers in the major lending and credit-related divisions. Loans are placed on nonaccrual when there is doubt as to the collectibility of interest or principal, or if loans are 90 days or more past due unless they are both well secured and in the process of collection. In every case, a loan reaching 180 days past due is placed on nonaccrual.

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

No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses and ratio of loans in each category to total loans at December 31, 1992 through 1996 is presented below:


                                                                   December 31,
                                           1996                       1995                        1994
                                   ----------------------     ----------------------    ------------------------
                                               Loans as a                 Loans as a                  Loans as a
                                   Allocation  Percent of     Allocation  Percent of    Allocation    Percent of
(Dollars in thousands)                 Amount Total Loans     Amount     Total Loans        Amount   Total Loans
Amount of loan loss reserve:
Commercial and financial           $   15,263     40.3%       $   20,055    50.6%       $   30,962      55.3%
Commercial real estate:
        Construction                      524      1.5%              495     1.3%              538       1.0%
        Developer, investor
           and land                     2,404      9.3%            4,802    16.3%            8,885      20.8%
Consumer*                              11,022     46.7%            8,515    29.6%            6,028      20.9%
Lease financing                           541      2.2%              356     2.2%              130       2.0%
Unallocated                             9,035                     21,806                    17,545
                                   ----------    -----        ----------   -----        ----------     -----
                Total              $   38,789    100.0%       $   56,029   100.0%       $   64,088     100.0%
                                   ==========    =====        ==========   =====        ==========     =====



                                                 December 31,
                                           1993                       1992
                                   ----------------------     ----------------------
                                               Loans as a                 Loans as a
                                   Allocation  Percent of     Allocation  Percent of
(Dollars in thousands)                 Amount Total Loans         Amount Total Loans
Amount of loan loss reserve:
Commercial and financial           $   38,123    56.3%        $   25,702     57.3%
Commercial real estate:
        Construction                    1,648     2.6%             1,399      3.4%
        Developer, investor
           and land                    12,426    23.9%             8,453     24.5%
Consumer*                               5,470    15.2%             4,762     12.9%
Lease financing                           132     2.0%               142      1.9%
Unallocated                             6,666                     10,020
                                   ----------   -----         ----------    -----
                Total              $   64,465   100.0%        $   50,478    100.0%
                                   ==========   =====         ==========    =====


* Consumer loans include indirect automobile installment loans, residential mortgages and home equity lines of credit, credit cards, and check credit loans.

The reserve for possible loan losses was $38.8 million at December 31, 1996, a decrease of $17.2 million from the $56.0 million a year ago. Net chargeoffs of $1.7 million in the first quarter of this year were offset with a similar amount of provision for possible loan losses. In the second quarter the Company realized $5.1 million in net recoveries on loans previously charged off. This, along with the Company's risk rating and reserve adequacy indicators and continued improvement in asset quality, provided a basis to record a $5.5 million credit provision in that quarter. In the third quarter, upon receipt of final results from the federal and state regulatory agencies annual examination and following its internal analysis of reserve adequacy, the Company recorded a $14.6 million credit provision. Also during the third quarter, net recoveries of $584 thousand were recorded. In the fourth quarter of 1996, net chargeoffs of $518 thousand and the elimination of the $2.1 million reserve of the sold banking subsidiary, UST/Conn, decreased the reserve to $38.8 million at year end.

The $18.6 million credit provision recorded to the reserve for possible loan losses during the year decreased the unallocated portion of the reserve from $21.8 million, or 39 percent of the reserve, a year ago to $9.0 million, or 23 percent of the reserve at December 31, 1996. The reserve requirement for the commercial loan portfolios was reduced $7.2 million due to the combination of the favorable examination results which confirmed the Company's internal risk rating indicators and reserve adequacy analysis, and the trend and level of recoveries. The consumer loan reserve requirement increased $2.5 million due to the acquisition of residential loans containing no delinquencies from the Branch Purchase and internal growth in indirect automobile loans and home equity loans.

As of December 31, 1996, the Company's reserve ratios were more closely aligned with those of comparable institutions, as the reserve was 147 percent of nonaccruals, 141 percent of total nonperforming assets and 2.1 percent of total loans.



A summary of loan loss experience for the years ended December 31, 1992 through 1996 is presented below:

                                                                              Year Ended December 31,
(Dollars in thousands)                                         1996        1995        1994        1993        1992
                                                               ----        ----        ----        ----        ----
Reserve for loan losses at beginning of period             $   56,029  $   64,088  $   64,465  $   50,478  $   50,100
Chargeoffs:
  Commercial and financial                                      3,388       8,823      15,320      29,789      24,012
  Commercial real estate:
          Construction                                                        511         197       1,705         924
          Developer, investor and land                            256      16,531      13,483      23,387      10,788
  Consumer:
          Residential mortgage                                    256       1,845         897         686       1,250
          Home equity                                              51         403         119         370         673
          Indirect automobile installment                       1,736         844         806       1,981       2,181
          Other consumer                                          172         117         237         280       3,386
                                                           ----------  ----------  ----------  ----------  ----------
          Total chargeoffs                                      5,859      29,074      31,059      58,198      43,214
                                                           ----------  ----------  ----------  ----------  ----------
Recoveries:
 Commercial and financial                                       4,875       4,236       4,319       1,628         688
 Commercial real estate:
         Construction                                              35         181          32          24           9
         Developer, investor and land                           3,104       1,799       1,034         928
 Consumer:
         Residential mortgage                                     554         982          62          11          36
         Home equity                                               17          46          48         101          66
         Indirect automobile installment                          707         642         820       1,046         219
         Other consumer                                            31          39          86          20         329
                                                           ----------  ----------  ----------  ----------  ----------
                 Total recoveries                               9,323       7,925       6,401       3,758       1,347
                                                           ----------  ----------  ----------  ----------  ----------
Net (recoveries) chargeoffs                                    (3,464)     21,149      24,658      54,440      41,867
Provision (credit) for possible loan losses                   (18,600)     13,090      24,281      68,427      42,245
Reserve of sold bank                                           (2,104)
                                                           ----------  ----------  ----------  ----------  ----------
Reserve for loan losses at end of period                   $   38,789  $   56,029  $   64,088  $   64,465  $   50,478
                                                           ==========  ==========  ==========  ==========  ==========
Average loans                                              $1,359,326  $1,265,098  $1,283,464  $1,435,665  $1,584,390
                                                           ==========  ==========  ==========  ==========  ==========
Ratio of net (recoveries) chargeoffs to average loans          (0.3%)        1.7%        1.9%        3.8%        2.6%

                             Results of Operations

Comparison of 1996 with 1995

For the year ended December 31, 1996, net income was $32.7 million, or $1.79 per share, substantially higher than the $15.0 million, or $0.83 per share, earned in 1995. The 1996 improvement in earnings was largely attributed to a $18.6 million earnings credit recorded through the provision for possible loan losses compared with a provision of $13.1 million last year, a $6.8 million gain on the sale of UST/Conn, an increase in lease residual income on maturing equipment leases,  reduced  foreclosed  asset  and  workout  expense  and  FDIC  insurance assessment, and a modest improvement in net interest margin. Partially offsetting these favorable increases were $5.9 million in acquisition-related charges, a $3.0 million one-time SAIF deposit assessment, and increased salary and employee benefits expense. This year's earning results produced a return on average stockholders' investment of 17.66 percent compared with 9.14 percent last year, and an improvement in return on average assets of 1.58 percent compared with .81 percent in 1995. A comparative analysis for return on average assets and return on average stockholders' investment is presented below:


Return on Average Assets


Year Ended December 31,                                           1996    1995

Net interest income                                              4.65%   5.20%
Provision (credit) for possible loan losses                      (.90)    .72
                                                                 ----    ----
Net interest income after provision for possible loan losses     5.55    4.48
Noninterest income                                               1.80    1.63
Noninterest expense                                              4.75    4.80
                                                                 ----    ----
Income before income tax                                         2.60    1.31
Income tax provision                                             1.02     .50
                                                                 ----    ----
        Net income                                               1.58%    .81%
                                                                 ====    ====
Return on Average Stockholders' Investment

Year Ended December 31,                                          1996    1995

Net interest income                                             51.97%  58.32%
Provision (credit) for possible loan losses                    (10.06)   8.00
                                                                -----   -----
Net interest income after provision for possible loan losses    62.03   50.32
Noninterest income                                              20.16   18.31
Noninterest expense                                             53.17   53.89
                                                                -----   -----
Income before income tax                                        29.02   14.74
Income tax provision                                            11.36    5.60
                                                                -----   -----
        Net income                                              17.66%   9.14%
                                                                =====   =====
Net Interest Income Analysis

The Company's net interest income on a fully taxable equivalent basis was $96.8 million in 1996, slightly above 1995 of $96.4 million. Actual net interest income, excluding taxable equivalent basis adjustments, increased $692 thousand, which exceeded the fully taxable increase due to lower tax-exempt and tax preference interest income in 1996. This year's modest improvement in net interest margin reflects the positive effect of earning asset growth slightly exceeding the negative effect of lower market interest rates in 1996. The decline in market rates was for the most part limited to the first quarter of 1996 as rates remained relatively level throughout the rest of the year.

The table below presents the following information: average earning assets (including nonaccrual loans) and average interest-bearing liabilities supporting earning assets; and interest income and interest expense expressed as a percentage of the related asset or liability. The average balances and the rates presented do not include the effect of fair value adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."


                                                                          December 31,
                                            1996                             1995                                   1994
                                            ----                             ----                                   ----
                                Average             Average     Average              Average        Average               Average
(Dollars in thousands)          Balance    Interest    Rate     Balance    Interest     Rate        Balance    Interest      Rate
                                -------    --------    ----     -------    --------     ----        -------    --------      ----
Assets
Cash and due from banks       $   83,331                      $   89,490                          $   95,717
Federal funds sold and other      19,388   $  1,058    5.46%      51,908   $  3,047     5.87%         24,095   $  1,197      4.97%
Securities:
        Taxable                  574,737     34,007    5.92      418,484     25,746     6.15         452,700     27,206      6.01
        Non-taxable(1)             4,684        461    9.84        5,097        750    14.71           5,559        557     10.02
                              ----------   --------           ----------   --------               ----------   --------
        Total securities         579,421     34,468    5.95      423,581     26,496     6.26         458,259     27,763      6.06
Loans(1)                       1,359,326    122,754    9.03    1,265,098    119,375     9.44       1,283,464    104,322      8.13
Reserve for possible loan
   losses                        (53,233)                        (63,039)                            (64,063)
                              ----------                      ----------                          ----------
        Net loans              1,306,093                       1,202,059                           1,219,401
Other assets                      78,671                          69,191                              83,957
                              ----------   --------           ----------   --------               ----------   --------
 Total assets/interest income $2,066,904   $158,280           $1,836,229   $148,918               $1,881,429   $133,282
                              ==========   ========           ==========   ========               ==========   ========

Liabilities and Stockholders' Investment

Deposits:

Noninterest-bearing           $  355,172                      $  336,931                          $  350,405

NOW                              142,565   $  1,691    1.19%     158,636   $  2,176     1.37%        163,841  $   2,343      1.43%
Money market                     230,391      7,271    3.16      237,580      6,580     2.77         288,489      6,372      2.21
Regular savings                  268,992      6,637    2.47      254,496      7,104     2.79         311,139      7,745      2.49
Time                             534,966     29,657    5.54      486,993     26,823     5.51         413,239     16,447      3.98
                              ----------   --------           ----------   --------               ----------   --------
 Total interest-bearing
   deposits                    1,176,914     45,256    3.85    1,137,705     42,683     3.75       1,176,708     32,907      2.80
                              ----------                      ----------                          ----------
 Total deposits                1,532,086                       1,474,636                           1,527,113
Short-term borrowings            328,779     16,272    4.95      179,260      9,281     5.18         180,325      6,240      3.46
Other borrowings                                                   6,406        571     8.91          11,790      1,066      9.04
Other liabilities                 21,072                          12,276                               9,945
Stockholders' investment         184,967                         163,651                             152,256
                              ----------   --------           ----------   --------               ----------   --------
 Total liabilities and stockholders'
  investment/interest expense $2,066,904   $ 61,528           $1,836,229   $ 52,535               $1,881,429  $  40,213
                              ==========   ========           ==========   ========               ==========  =========
Earning assets - interest
  income                      $1,958,135   $158,280    8.08%  $1,740,587   $148,918     8.56%     $1,765,818  $ 133,282      7.55%
Interest-bearing
        liabilities - interest
  expense                     $1,505,693     61,528    4.09%  $1,323,371     52,535     3.97%     $1,368,823     40,213      2.94%
                                           --------                        --------                           ---------
Net interest spread(2)                                 3.99%                            4.59%                                4.61%
Net interest margin(3)                     $ 96,752    4.94%               $ 96,383     5.54%                 $  93,069      5.27%
                                           ========                        ========                           =========

(1) Interest on loans to and obligations of states and political subdivisions is not subject to federal income tax. In order to make pretax yields comparable to taxable loans and investments, a tax equivalent adjustment is utilized. The adjustment is based on a 35 percent federal income tax rate in 1996 and 1995, and 34 percent in 1994 and includes applicable state taxes, net of federal tax benefit.

(2) Net interest spread is the excess of the interest rate on average earning assets over the interest rate on average interest-bearing liabilities.

(3) Net interest margin is the excess of the interest earned over interest expense divided by average earning assets.

As reflected in the foregoing table, the yield on loans, which was directly affected by the market rate decline and to a lesser extent by external pressure on loan pricing, decreased 41 basis points from 9.44 percent in 1995 to 9.03 percent for the year ended December 31, 1996. The yield on securities was also affected by market interest rates and decreased 31 basis points from 6.26 percent to 5.95 percent this year. The combination of yield declines in loans and securities and, to a lesser degree, lower federal funds sold yields, resulted in a decline in yield on total earning assets of 48 basis points from
8.56 percent to 8.08 percent. As exhibited in the following table, the total effect of lower yields on interest income due to lower earning asset rates was a $6.7 million decline from 1995.

The cost of interest-bearing liabilities increased 12 basis points from last year to 4.09 percent in 1996. Deposit costs, the principal component of interest-bearing liabilities, have remained relatively stable since the third quarter of 1995. This year's increase of 10 basis points to 3.85 percent in deposit costs reflects the carryover effect in 1996 of rising deposit rates during the first three quarters of 1995. Cost of borrowings, which are almost entirely short term, decreased during the year consistent with interest rates. The effect on total interest expense from changes in interest-bearing liability rates from a year ago was a $298 thousand decrease. The net effect on net interest income from changes in rates on interest-earning assets and interest- bearing liabilities was a decrease of $6.4 million.

Reflecting the decline in earning asset yield and a modest increase in liability costs, the interest margin and spread decreased from 5.54 percent and 4.59 percent, respectively, last year to 4.94 percent and 3.99 percent this year. Since reaching a historical peak in the first quarter of 1995, both net interest margin and rate spread have been on a decline in concert with market interest rates and some pressure on loan pricing. Excluding the possible effects of future market interest rate changes, some continued narrowing of margin and spread is expected as the full impact of the Branch Purchase and Walden acquisition are included in operating results. Net interest income, however, will benefit favorably from both transactions.

Average earning assets for the year were $1.958 billion, $218 million higher than 1995. Average securities volume was up $156 million to $579 million for the year while average loans outstanding increased $94 million to $1.359 billion. When combined with reduced federal funds sold volume, total interest income increased $16.1 million from 1995 due to changes in earning asset volume. Funding for the higher loan and securities volume was provided through an increase in average borrowings of $143 million to $329 million and deposit growth of $57 million which was principally higher cost certificates of deposit. In the aggregate, interest-bearing liabilities increased $182 million in 1996 to $1.506 billion. Such increase added $9.3 million in volume-related interest expense over 1995. The net effect on net interest income from changes in volume of interest-earning assets and interest-bearing liabilities was an increase of $6.8 million.

The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the year ended December 31, 1996 when compared with the year ended December 31, 1995. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                                               Increase (Decrease) From Year Ended December 31, 1995
                                                                   Year Ended                       Amount Due to Changes in
(Dollars in thousands)                                      December 31, 1996       Total Change    Volume              Rate
                                                            -----------------       ------------    ------              ----
Interest income:
 Interest and fees on loans*                                     $    122,754        $     3,379     $      8,649      $   (5,270)
 Interest on securities:
  Taxable                                                              34,007              8,261            9,280          (1,019)
  Non-taxable*                                                            461               (289)             (57)           (232)
Interest on federal funds sold and other                                1,058             (1,989)          (1,788)           (201)
                                                                 ------------        -----------     ------------      ----------
   Total interest income*                                             158,280              9,362           16,084          (6,722)
                                                                 ------------        -----------     ------------      ----------
Interest expense:
 Interest on NOW, money market and regular savings deposits            15,599               (261)            (213)            (48)
 Interest on time deposits                                             29,657              2,834            2,658             176
 Interest on short-term borrowings                                     16,272              6,991            7,417            (426)
 Interest on other borrowings                                                               (571)            (571)
                                                                 ------------        -----------     ------------      ----------
   Total interest expense                                              61,528              8,993            9,291            (298)
                                                                 ------------        -----------     ------------      ----------
Net interest income                                              $     96,752        $       369     $      6,793      $   (6,424)
                                                                 ============        ===========     ============      ==========


* Fully taxable equivalent at the federal income tax rate of 35 percent and includes applicable state taxes net of federal benefit. The tax equivalent adjustment on loans was approximately $500 thousand and on non-taxable securities was approximately $100 thousand.

Noninterest Income

Total noninterest income was $37.3 million, $7.3 million higher than 1995. Included in this year's non- interest income was a $6.8 million gain on the sale of UST/Conn. Refer to Note 2 to the Notes to Consolidated Financial Statements for a further discussion. Corporate services income, which includes merchant credit card income, increased 15 percent, or $1.3 million to $9.8 million. Income recorded on maturing equipment leases increased $700 thousand to $1.4 million. Asset management fees decreased $707 thousand due to a lower level of assets under management and net realized securities gains were $689 thousand lower than 1995.

Noninterest Expense

Total noninterest expense was $98.3 million, an increase of $10.2 million over last year. The largest component of the increase was a $5.1 million provision for acquisition expenses related to the Branch Purchase and a $793 thousand charge for expense related to the 1997 Walden acquisition for a total of $5.9 million in acquisition charge expense. Refer to Note 11 to the Notes to Consolidated Financial Statements for a further discussion of acquisition charges. Salary and employee benefits increased $3.7 million reflecting additional staffing in retail banking, computer operations and processing to support the addition of 20 banking branches acquired in the Branch Purchase. Also included in 1996 benefit expense was a one-time $830 thousand provision for the remaining obligation to fund a UST/Conn Directors' pension plan stemming from the contractual provisions of the sale of this subsidiary. Credit card processing expense increased $948 thousand consistent with the increase in merchant credit card income described above. The deposit insurance assessment was $4.0 million in 1996 and includes a one-time $3.0 million Savings Association Insurance Fund assessment on former savings and loan association deposits held by a Company subsidiary bank, USTrust. Refer to Note 11 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of the deposit insurance assessment. Other noninterest expense, described below, increased $3.0 million to $25.9 million. Partially offsetting the aforementioned increases in expense was a sharp decrease from 1995 in foreclosed asset and workout expense of $4.2 million to $1.6 million this year, a direct benefit of the Company's successful effort in the reduction of problem assets over the past few years.

Other noninterest expense increased from $23.0 million last year to $25.9 million this year. Furniture and equipment expense increased $592 thousand due to increased maintenance and depreciation expense on the Company's investment in new computer-related equipment and software. The increase in legal and consulting of $638 thousand was largely driven by the growth in home equity and indirect automobile loans and associated legal costs for new loan closings and collection activities. In addition, a $243 thousand nonrecurring charge for severance-related consulting services of a former Company executive was recorded during the year. Advertising and promotion increased $744 thousand as a result of several successful promotional campaigns during the year for new loan products and deposit services as well as to increase the presence and awareness of the Company's subsidiary bank, USTrust among the constituents of its market area. This year's amortization of intangible expense includes one month, or $534 thousand of amortization of core deposit intangibles related to the Branch Purchase. All other noninterest expense increased $2.5 million to $12.5 million. Included this year was $870 thousand in litigation provisions recorded for certain litigation matters that required accounting recognition, higher costs associated with the increased volume of consumer loans, and other miscellaneous operating costs. Slightly offsetting the aforementioned increases in other noninterest expense was the absence this year of $1.9 million facility consolidation provisions recorded last year in connection with space consolidation, including the write-off of leases and leasehold improvements on abandoned facilities.

                                                                             Year Ended December 31,
(Dollars in thousands)                                                        1996            1995

Furniture and equipment depreciation and maintenance                        $  4,164        $  3,572
Legal and consulting                                                           2,994           2,356
Advertising and promotion                                                      2,867           2,123
Amortization of intangibles                                                    1,703           1,798
Service bureau and other data processing                                       1,657           1,274
Facility consolidation provisions                                                 84           1,895
All other                                                                     12,463           9,951
                                                                            --------        --------
        Total other noninterest expense                                     $ 25,932        $ 22,969
                                                                            ========        ========

It is expected that noninterest expense, excluding one-time items, will increase substantially next year as the full year's effect of the Branch Purchase overhead expenses are included. In addition, the Company expects to record a one-time, pre-tax restructuring charge in 1997 of approximately $13.5 million in connection with the Walden acquisition.

Income Taxes

The Company recorded income taxes of $21.0 million in 1996 compared with $9.2 million in 1995. The increase is the direct result of the significantly higher level of pre-tax income recorded this year. Refer to Note 12 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of income taxes.

As of December 31, 1996, included in other assets was a deferred tax asset of approximately $5.0 million, which is expected to be realized against future taxable income. Management believes that it is more likely than not that the Company will realize the benefit of these deferred assets.

Fair Value of Financial Instruments

The methods and assumptions used by the Company to estimate the fair value of each class of financial instruments as of December 31, 1996 and 1995, in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are discussed in Note 18 to the Notes to Consolidated Financial Statements


of this Form 10-K. Financial instruments do not include all of the assets and liabilities recorded on a company's balance sheet. Therefore, the aggregate fair value amounts of the financial instruments do not represent the underlying value of a company.

As a result of those assumptions and valuation methodologies, the estimated fair value of Financial Instrument assets and liabilities of the Company as of December 31, 1996 was $2.56 billion and $2.45 billion, or $27 million and $1 million in excess of carrying value, respectively. The estimated fair value of Financial Instrument assets and liabilities as of December 31, 1995 was $1.91 billion and $1.76 billion, or $43 million and $4 million in excess of carrying value, respectively. The decrease in excess of fair value over the carrying value of Financial Instrument assets of $16 million is attributed, in the opinion of management, to the $17 million decrease in reserve for possible loan losses partially offset by the improvement in credit quality of the commercial loan portfolios and resulting reduction in credit risk. The small decrease in excess of fair value over carrying value of Financial Instrument liabilities, is attributed, in the opinion of management, to the rollover of older certificates of deposit at the current higher rates.

Comparison of 1995 with 1994

Net Interest Income Analysis

The Company's 1995 net interest income on a fully taxable equivalent basis was $96.4 million, $3.3 million higher than the $93.1 million in 1994. The increase reflects the positive effect on net interest income of a higher level of interest rates in 1995 compared with 1994. The average interest rate spread was relatively level with 1994 while the average interest rate margin was higher. Partially offsetting the effect of a stronger interest rate margin was a decline in the volume of earning assets, particularly loans, and a shift by deposit customers from savings products to higher cost certificates of deposit during 1995.

Interest rates moved downward in the second half of 1995 following a period of rapid interest rate rise from early 1994 through the first quarter of 1995. The result of 1995's higher level of interest rates was an improvement in yield on earning assets of 101 basis points from 7.55 percent in 1994 to 8.56 percent in 1995. The cost of interest-bearing liabilities, principally deposits, increased by 103 basis points from 2.94 percent in 1994 to 3.97 percent in 1995. Yields on prime-based loans and federal funds sold, which reprice daily, reached their peak in the first quarter of 1995 and decreased steadily throughout the remainder of the year consistent with the movement of interest rates.

While the Company initially refrained from increasing deposit rates in the rising interest rate environment of 1994, to satisfy liquidity needs and in response to competition for deposits, a more aggressive deposit pricing was adopted in late 1994 and the first quarter of 1995. Beginning with the second quarter and continuing through the rest of 1995, the Company moved to a less competitive pricing policy. The result was a rising cost of deposits in early 1995 which subsided during the latter half of the year.

The interest rate spread in 1995 of 4.59 percent was approximately equal with the 1994 spread of 4.61 percent as the rise in yield on earning assets equaled the increase in cost of interest-bearing liabilities. The net interest rate margin improved 27 basis points to 5.54 percent reflecting the positive impact of an equal rise in rates on the larger balance of average earning assets which totaled $1.74 billion compared with interest-bearing liabilities which totaled $1.32 billion. Also contributing to the increased net interest rate margin was a reduction in interest-bearing liabilities of $45 million which exceeded a decrease in interest-earning assets by $20 million. The net effect on net interest income from changes in rates in 1995 compared with 1994 was an increase of $5.5 million.

Average earning assets decreased $25 million from $1.77 billion in 1994 to $1.74 billion in 1995. The decrease reflects declines in average loans of $18 million and securities of $35 million which was partially offset by an increase in lower yielding federal funds sold of $28 million. Average interest-bearing liabilities decreased $45 million from 1994 to $1.32 billion in 1995. In addition, interest-bearing liabilities experienced a shift in the mix of average deposits from savings and money market deposits to higher cost certificates of deposit. Regular savings, NOW and money market deposits decreased $113 million while time deposits increased $74 million. The net effect on net interest income from changes in volume of loans, deposits and other interest-bearing balances in 1995 compared with 1994 was a decrease of $2.2 million.

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


                                                      Increase (Decrease) From Year Ended December 31, 1994
                                         Year Ended                   Amount Due to Changes in
(Dollars in thousands)            December 31, 1995   Total Change    Volume       Rate
Interest income:
 Interest and fees on loans*              $ 119,375    $  15,053    $  (1,512)    $  16,565
 Interest on securities:
         Taxable                             25,746       (1,460)      (2,093)          633
         Non-taxable*                           750          193          (50)          243
 Interest on federal funds sold and other     3,047        1,850        1,599           251
                                          ---------    ---------    ---------     ---------
                 Total interest income*     148,918       15,636       (2,056)       17,692
                                          ---------    ---------    ---------     ---------
Interest expense:
 Interest on NOW,  money market and
   regular savings deposits                  15,860         (600)      (2,599)        1,999
 Interest on time deposits                   26,823       10,376        3,293         7,083
 Interest on short-term borrowings            9,281        3,041          (37)        3,078
 Interest on other borrowings                   571         (495)        (480)          (15)
                                          ---------    ---------    ---------     ---------
                 Total interest expense      52,535       12,322          177        12,145
                                          ---------    ---------    ---------     ---------
Net interest income                       $  96,383    $   3,314    $  (2,233)    $   5,547
                                          =========    =========    =========     =========

* Fully taxable equivalent at the federal income tax rate of 35 percent and includes applicable state taxes net of federal benefit. The tax equivalent adjustment on loans was approximately $700 thousand and on non-taxable securities was approximately $200 thousand.

Noninterest Income

Total noninterest income was $30.0 million in 1995, a slight decrease of $.3 million from 1994. Asset management fees decreased $1.1 million due to timing differences in the recognition of fee income in 1994 and a slight decrease in the level of assets under management in 1995 compared to 1994. Offsetting the lower asset management fees were increases in corporate services income, residual income on maturing equipment leases and higher realized gains from the sale of primarily equity securities held by a investment company subsidiary.

Noninterest Expense

Total noninterest expense was reduced $3.2 million in 1995 to $88.2 million compared to 1994 due largely to decreases in foreclosed asset and workout expense and deposit insurance assessments. The lower level of problem assets in 1995 resulted in a $3.0 million decrease in foreclosed asset and workout expense. Deposit insurance assessments decreased $1.5 million in 1995 due to the reduction in insurance premium rates by the FDIC.

Salary and employee benefits increased $1.6 million in 1995 to $44.3 million. The increase was largely due to a full-year of asset management revenue-sharing provisions in 1995 compared with only a half-year provision in 1994. Refer to the paragraph below for a further discussion of the revenue-sharing provisions. Included in salary and employee benefits was $.7 million and $1.0 million in expenses related to severance agreements for 1995 and 1994, respectively.

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

Other noninterest expense was reduced $.6 million in 1995 to $23.0 million. Included in other noninterest expense were provisions recorded in connection with space consolidation, including the writedown to market value of Company facilities offered for sale and the writeoff of leases on abandoned facilities, lease subsidies and leasehold improvements. The facility consolidation provisions were $1.9 million in 1995 compared with $.5 million in 1994. In addition, the Company in 1995 accelerated the amortization of certain core deposit intangible assets after conducting a review of the expected future economic benefits derived from these assets and their current carrying amount. The amount of accelerated amortization expense recorded in 1995 was $.6 million. This resulted in an increase in amortization of intangible asset expense of $.4 million compared with 1994. Excluding such special items, other noninterest expense was reduced over 10 percent, or $2.6 million, in 1995. The largest reductions were in legal and consulting $1.2 million and all other noninterest expense of $1.2 million. The decrease in all other noninterest expense was due to reductions across numerous expense categories, the largest were declines in appraisal fees, litigation expense and audit fees. The major components of other noninterest expense were:

                                                                         Year Ended December 31,
(Dollars in thousands)                                                 1995                   1994
Furniture and equipment depreciation and maintenance                $  3,572               $  3,476
Legal and consulting                                                   2,356                  3,553
Advertising and promotion                                              2,123                  2,307
Facility consolidation provisions                                      1,895                    480
Amortization of intangibles                                            1,798                  1,367
Service bureau and other data processing                               1,274                  1,173
All other                                                              9,951                 11,171
                                                                    --------               --------
        Total other noninterest expense                             $ 22,969               $ 23,527
                                                                    ========               ========

Cautionary Statement Regarding Forward-looking Information

The preceding discussion and Notes to Consolidated Financial Statements of this Form 10-K contain certain forward-looking statements, including without limitation the statements regarding (i) the Walden acquisition and associated amounts and timing of certain restructuring charges and effect on future operating results; and (ii) the full-year effect on operating results from the Branch Purchase; and (iii) the Company's expectations regarding the ability of its principal banking subsidiary USTrust in meeting the bank's regulatory capital conditions and requirements. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company and estimates of the effects of its acquisition activities. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations. Risk factors that could impact current and future performance include but are not limited to: (i) changes in asset quality and the resulting credit risk-related losses and expense; (ii) adverse changes in the economy of the New England region, the Company's primary market, which could further accentuate credit-related losses and expenses; (iii) since most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral, adverse changes in the local real estate market can also negatively affect credit risk; (iv) the Company operates in an increasingly competitive New England financial services marketplace, where a large number of bank acquisitions and mergers has resulted in fewer but much larger and financially stronger competitors which could alter Company expectations; (v) fluctuations in market rates and prices can negatively affect net interest margin, asset valuations and expense expectations; and (vi) as a bank-holding company, the Company and its subsidiary banks are subject to changing regulatory requirements of federal and state agencies that could materially impact future operations of the Company.


ITEM 8. Financial Statements and Supplementary Material.

Index to Financial Statements

Financial Statements                                                                                                   Page
Report of Independent Public Accountants                                                                                31
Consolidated Balance Sheets - December 31, 1996 and 1995                                                                32
Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994                                  33
Consolidated Statements of Changes in Stockholders' Investment for the years ended December 31, 1996, 1995 and 1994     34
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994                              35
Notes to Consolidated Financial Statements                                                                              36

                    Report of Independent Public Accountants

To the Stockholders and Board of Directors of UST Corp.:

We have audited the accompanying consolidated balance sheets of UST Corp. (a Massachusetts corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Corp. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Boston, Massachusetts
January 31, 1997


Consolidated Balance Sheets
                                                                                                  December 31,
(Dollars in thousands, except share amounts)                                                  1996            1995
Assets
Cash, due from banks and interest-bearing deposits (Note 3)                               $  111,532      $   89,799
Federal funds sold                                                                           127,469
Securities available-for-sale (Notes 1 and 4):
        Mortgage-backed securities                                                           216,978         246,521
        U.S. Treasury and federal agencies and other securities                              311,196         329,152
                                                                                          ----------      ----------
                Total securities available-for-sale                                          528,174         575,673
Loans (Notes 5, 14, and 16):
        Loans - net of unearned discount of $18,444 in 1996 and $33,419 in 1995            1,848,142       1,272,077
        Reserve for possible loan losses                                                     (38,789)        (56,029)
                                                                                          ----------      ----------
                Total loans, net                                                           1,809,353       1,216,048
Premises, furniture and equipment, net (Note 6)                                               41,512          31,840
Other real estate owned, net (Notes 1 and 7)                                                     688           3,015
Loans held-for-sale (Note 1)                                                                     102          13,098
Intangible assets, net (Note 1)                                                               53,878           4,650
Other assets (Notes 9 and 12)                                                                 33,906          34,965
                                                                                          ----------      ----------
                Total Assets                                                              $2,706,614      $1,969,088
                                                                                          ==========      ==========
Liabilities and Stockholders' Investment
Deposits:
        Noninterest-bearing                                                               $  540,014 $       372,917
        Interest-bearing:
                NOW                                                                          259,265         166,011
                Money market                                                                 243,749         210,924
                Regular savings                                                              457,769         244,680
                Time:
                        Certificates of deposit over $100 thousand                           118,862         112,426
                        Other time                                                           486,207         405,779
                                                                                          ----------      ----------
                                Total deposits                                             2,105,866       1,512,737
Short-term and other borrowings (Note 8)                                                     348,066         243,105
Other liabilities (Note 9)                                                                    54,722          39,578
                                                                                          ----------      ----------
                        Total liabilities                                                  2,508,654       1,795,420
Commitments and contingencies (Notes 15 and 16)
Stockholders' investment (Notes 1, 10, and 13):
        Preferred stock $1 par value; Authorized - 4,000,000 shares;
                Outstanding - None
        Common stock $.625 par value; Authorized - 45,000,000 shares;
                Outstanding - 18,018,623 and 17,843,582 shares in 1996 and
                    1995, respectively                                                       11,262           11,152
        Additional paid-in capital                                                           75,710           74,158
        Retained earnings                                                                   112,975           87,253
        Unrealized (loss) gain on securities available-for-sale, net of tax                  (2,453)             961
        Deferred compensation and other                                                         466              144
                                                                                          ----------      ----------
                Total stockholders' investment                                              197,960          173,668
                                                                                          ----------      ----------
                        Total Liabilities and Stockholders' Investment                    $2,706,614      $1,969,088
                                                                                          ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Income

                                                                                         Year Ended December 31,
(Dollars in thousands, except share amounts)                                        1996          1995         1994
Interest income:
        Interest and fees on loans                                             $   122,279   $   118,666   $   103,526
        Interest and dividends on securities:
                Taxable                                                             34,007        25,746        27,206
                Non-taxable                                                            310           510           383
        Interest on federal funds sold and other                                     1,058         3,047         1,197
                                                                               -----------   -----------   -----------
                        Total interest income                                      157,654       147,969       132,312
                                                                               -----------   -----------   -----------
Interest expense:
        Interest on deposits                                                        45,256        42,683        32,907
        Interest on borrowings                                                      16,272         9,852         7,306
                                                                               -----------   -----------   -----------
                        Total interest expense                                      61,528        52,535        40,213
                                                                               -----------   -----------   -----------
        Net interest income                                                         96,126        95,434        92,099
Provision (credit) for possible loan losses (Note 5)                               (18,600)       13,090        24,281
                                                                               -----------   -----------   -----------
        Net interest income after provision for possible loan losses               114,726        82,344        67,818
                                                                               -----------   -----------   -----------
Noninterest income:
        Asset management fees                                                       12,569        13,276        14,419
        Corporate services income                                                    9,827         8,529         8,198
        Gain on sale of bank subsidiary (Note 2)                                     6,806
        Service charges on deposit accounts                                          4,422         4,637         4,893
        Lease residual income                                                        1,382           682           362
        Securities gains, net (Note 4)                                               1,113         1,802         1,105
        Other                                                                        1,169         1,044         1,357
                                                                               -----------   -----------   -----------
                        Total noninterest income                                    37,288        29,970        30,334
                                                                               -----------   -----------   -----------
Noninterest expense:
        Salary and employee benefits (Note 9)                                       48,009        44,287        42,650
        Net occupancy expense                                                        7,571         7,672         7,837
        Acquisition charges (Note 11)                                                5,933
        Credit card processing expense                                               5,356         4,408         3,955
        Deposit insurance assessment (Note 11)                                       3,954         3,067         4,566
        Foreclosed asset and workout expense (Note 7)                                1,583         5,784         8,820
        Other (Note 11)                                                             25,932        22,969        23,527
                                                                               -----------   -----------   -----------
                        Total noninterest expense                                   98,338        88,187        91,355
                                                                               -----------   -----------   -----------
Income before income taxes                                                          53,676        24,127         6,797
        Income tax provision (Note 12)                                              21,014         9,169         2,051
                                                                               -----------   -----------   -----------
                        Net income                                             $    32,662   $    14,958   $     4,746
                                                                               ===========   ===========   ===========
Per share data:
        Net income                                                             $      1.79   $       .83   $       .27
        Cash dividends declared                                                $       .29   $       .05
Weighted average number of common shares (Note 10)                              18,227,036    18,068,203    17,780,032

The accompanying notes are an integral part of these consolidated financial statements.



Consolidated Statements of Changes in Stockholders' Investment

                                                               Additional                Unrealized               Deferred
                                                        Common    Paid-in   Retained    Gain/(Loss)  Treasury Compensation
(Dollars in thousands)                                   Stock    Capital   Earnings  on Securities     Stock    and Other    Total

Balance December 31, 1993                              $10,815    $69,694    $68,437      $ 3,335              $   538     $152,819
Net income                                                                     4,746                                          4,746
Stock option exercises and
        stock issued under restricted stock
        plan (Notes 9 and 10)                              162      2,108                                         (664)       1,606
Change from net unrealized gain
        to loss on securities available-for-sale,
        net of tax (Note 1)                                                               (26,936)                          (26,936)
Reduction in ESOP loan guarantee                                                                                   322          322
Activity in Directors Deferred
        Compensation Program and other, net (Note 10)       32        327                                         (282)          77
                                                       -------    -------   --------      -------   --------   -------     --------
Balance December 31, 1994                               11,009     72,129     73,183      (23,601)                 (86)     132,634

Net income                                                                    14,958                                         14,958
Cash dividends declared                                                         (888)                                          (888)
Stock option exercises and
        stock issued under restricted stock
        plan (Notes 9 and 10)                              139      1,987                                         (171)       1,955
Change from net unrealized loss
        to gain on securities available-for-sale,
        net of tax (Note 1)                                                                24,562                            24,562
Reduction in ESOP loan guarantee                                                                                   321          321
Activity in Directors Deferred
        Compensation Program and other, net (Note 10)        4         42                                           80          126
                                                       -------    -------   --------      -------   --------   -------     --------
Balance December 31, 1995                               11,152     74,158     87,253          961                  144      173,668

Net income                                                                    32,662                                         32,662
Cash dividends declared                                                       (5,202)                                        (5,202)
Treasury stock acquired (Note 13)                                                                    $(3,363)                (3,363)
Stock option exercises and
        stock issued under restricted stock
        plan (Notes 9, 10 and 13)                           94      1,367     (1,738)                  3,221                  2,944
    Change from net unrealized gain
        to loss on securities available-for-sale,
        net of tax (Note 1)                                                                (3,414)                           (3,414)
Reduction in ESOP loan guarantee                                                                                   143          143
Activity in Directors Deferred
        Compensation Program and other, net (Note 10)       16        185                                142       179          522
                                                       -------    -------   --------      -------   --------   -------     --------
Balance December 31, 1996                              $11,262    $75,710   $112,975      $(2,453)  $      -   $   466     $197,960
                                                       =======    =======   ========      =======   ========   =======     ========

The accompanying notes are an integral part of these consolidated financial statements.



Consolidated Statements of Cash Flows

                                                                                                    Year Ended December 31,
(Dollars in thousands)                                                                           1996         1995        1994
Cash flows from operating activities:
  Net income                                                                                  $  32,662    $  14,958   $   4,746
  Adjustments to reconcile net income to net cash provided by operating activities:
        Provision (credit) for possible loan losses                                             (18,600)      13,090      24,281
        Depreciation and amortization                                                             5,541        5,244       5,295
        Amortization of gain on sale/leaseback                                                                  (372)       (384)
        (Accretion) amortization of securities discount or premium, net                            (140)         481         732
        Gain on sale of bank subsidiary                                                          (6,806)
        Securities gains, net                                                                    (1,113)      (1,802)     (1,105)
        Gain on sale of other real estate owned, net                                               (558)        (450)       (384)
        Writedowns of other real estate owned                                                       496        2,035       2,360
        Deferred income tax expense (benefit)                                                     3,312       (1,558)      7,134
        (Increase) decrease in other assets                                                      (6,220)     (15,415)      8,717
        Increase in other liabilities                                                            15,605       29,083       4,432
                                                                                              ---------    ---------    --------
                Net cash provided by operating activities                                        24,179       45,294      55,824
Cash flows from investing activities:
        Proceeds from sales of securities available-for-sale                                     30,394       56,019      61,669
        Proceeds from maturities of securities available-for-sale                               140,986       25,599     196,943
        Purchases of securities available-for-sale                                             (145,941)    (223,026)   (144,794)
        Purchases of securities held-to-maturity                                                                            (100)
        Net (increase) decrease in federal funds sold                                          (142,069)      10,000      11,000
        Net (increase) decrease in loans                                                       (137,067)     (21,689)     37,735
        Proceeds from other real estate owned                                                     5,619       10,503       8,753
        Proceeds from loans held-for-sale                                                        12,996
        Purchases of premises and equipment                                                      (5,885)      (2,884)     (3,670)
        Net cash proceeds from sale of bank subsidiary (Note 2)                                  11,989
        Net cash acquired from Branch Purchase (Note 2)                                         176,862
                                                                                              ---------    ---------    --------
                Net cash (used) provided by investing activities                                (52,116)    (145,478)    167,536
Cash flows from financing activities:
        Net increase (decrease) in nontime deposits                                              42,024     (102,866)    (91,940)
        Net (decrease) increase in certificates of deposit                                      (20,325)     124,797     (58,052)
        Net increase (decrease) in short-term and other borrowings                               32,299       74,473     (71,279)
        Cash dividends paid                                                                      (3,760)        (888)
        Treasury stock acquired                                                                  (3,363)
        Issuance of common stock for cash, net                                                    2,795        1,388         792
                                                                                              ---------    ---------    --------
                Net cash provided (used) by financing activities                                 49,670       96,904    (220,479)
                                                                                              ---------    ---------    --------
        Increase (decrease) in cash and cash equivalents                                         21,733       (3,280)      2,881
        Cash and cash equivalents at beginning of year                                           89,799       93,079      90,198
                                                                                              ---------    ---------    --------
        Cash and cash equivalents at end of year                                              $ 111,532    $  89,799    $ 93,079
                                                                                              =========    =========    ========
Supplemental disclosure of cash flow information:
        Cash paid during the year for:
                Interest                                                                      $  61,057    $  51,730   $  39,853
                                                                                              =========    =========    ========
                Income taxes                                                                  $  17,606    $   7,768   $   2,204
                                                                                              =========    =========    ========
Noncash transactions (Note 2):
        Transfers from securities held-to-maturity to securities available-for-sale                        $     100
                                                                                                           =========
        Transfers from other assets to securities available-for-sale                          $   4,180    $     499   $     300
                                                                                              =========    =========    ========
        Transfers from loans to other real estate owned                                       $   5,200    $   6,175   $  24,872
                                                                                              =========    =========    ========
        Transfers from loans to loans held-for-sale, net                                                   $  13,098
                                                                                                           =========
        Financed other real estate owned sales                                                $     550    $     565   $  14,732
                                                                                              =========    =========    ========
        Common stock issuance                                                                 $     492    $     784   $   1,837
                                                                                              =========    =========    ========

The accompanying notes are an integral part of these consolidated financial statements.



         Notes to Consolidated Financial Statements, December 31, 1996

(1) Nature of Operations and Summary of Significant Accounting Policies

UST Corp. is a bank holding company with two banking subsidiaries: USTrust and United States Trust Company ("USTC"), each headquartered in Boston, Massachusetts. UST Corp. and its banking and nonbanking subsidiaries (the "Company") is engaged in a single line of business, that of providing a broad range of financial services principally to individuals and small- and medium-sized companies in the New England region. Included in these services are commercial banking, consumer services, trust and money management, and equipment leasing. The Company through its banking subsidiaries operates 48 banking branches in the greater Boston area.

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

Securities

The Company classifies investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." This Statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under this statement such securities are classified as held-to-maturity, trading, or available-for-sale.

Securities Held-to-Maturity - Debt securities which management has the positive intent and ability to hold to maturity are classified as held-to-maturity, and are carried at cost adjusted for the amortization of premium or the accretion of discount. At December 31, 1996 and 1995, there were no securities classified by the Company as held-to-maturity.

Trading Securities - Debt and equity securities with readily determinable market values that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are carried at fair value, with unrealized gains and losses included in current earnings. At December 31, 1996 and 1995, there were no securities classified by the Company as trading.

Securities Available-for-Sale - Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value, with unrealized after-tax gains and losses reported as a separate component of stockholders' investment. At December 31, 1996, stockholders' investment was decreased by an unrealized loss related to SFAS No. 115 of $2.5 million net of a deferred tax benefit of $1.8 million.

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

The Company determines the securities sold by the specific identification method. The amount of taxes paid on gains is dependent upon the overall results of operations of the subsidiary realizing the gain.


Premises, Furniture and Equipment

Premises, furniture and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using the straight-line method by charges to expense in amounts estimated to amortize the cost over the estimated useful lives of the respective assets as follows:

Buildings and building improvements                                  10-40 years
Computer equipment                                                       5 years
All other furniture and equipment                                     3-10 years

Leasehold improvements are amortized over the life of the lease agreements plus one renewal period.

Loans and Leases

Loans are stated at their principal amount net of unearned discount, if any. Certain loans are made on a discounted basis. The unearned discount applicable to such loans is recorded as income monthly by use of the actuarial method. Interest income on nondiscounted loans is accrued based on the principal amount of loans outstanding.

Loans and leases are placed on nonaccrual, with the reversal of all uncollected accrued interest, when there is doubt as to the collectibility of interest or principal or if loans or leases are 90 days or more past due unless they are both well secured and in the process of collection. In every case, a loan or lease reaching 180 days past due is placed on nonaccrual. Interest received on nonaccrual loans and leases is applied to principal if collection of principal is doubtful; otherwise, it is reflected in interest income on a cash basis.

Restructured loans are those on which concessions in terms have been granted as a result of deterioration of a borrower's financial condition. Interest on these loans is accrued at the new terms.

The Company adopted on January 1, 1995, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. Under this Statement, commercial and commercial real estate loans that are recognized by the Company as nonaccrual and restructured are classified as "impaired loans" by the Company. Consumer loans and leases recognized as nonaccrual are excluded from impaired loans in accordance with SFAS No. 114. Loan impairment is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Reserve for Possible Loan Losses

The reserve for possible loan losses is maintained at a level considered adequate by management to provide for possible losses from loans and leases. Adequacy of the reserve is determined by management using a consistent, systematic methodology which analyzes the size and risk of the loan and lease portfolio on a monthly basis. Factors in this analysis include historical loss experience and asset quality, as reflected by delinquency trends, nonaccrual and restructured loans and the Company's credit risk rating profile. Consideration is also given to the current and expected economic conditions and, in particular, how such conditions affect the types of credits in the portfolio and the market area in general. This analysis is documented using a combination of numerical and qualitative analysis and includes sensitivity testing and a written conclusion. The reserve is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the current period.

When a loan, classified as impaired or otherwise, or a lease, or portion thereof, is considered uncollectible, it is charged against the reserve. Recoveries on amounts previously charged off are added to the reserve when collected. Amounts are charged off once the probability of loss has been established given consideration to such factors as level of collateral and guarantees, prospective economic conditions and financial strength of the customer.

Loans Held-For-Sale

In 1995, the Company transferred certain loans to an accelerated disposition portfolio, "Loans held-for-sale." Such loans were transferred at their estimated disposition values less estimated cost of disposal. The excess, if any, of the loan balance over the determined value was charged to the reserve for possible loan losses upon transfer.



         Notes to consolidated Financial Statements, December 31, 1996

Other Real Estate Owned

Other real estate owned ("OREO") includes properties which the Company acquired through foreclosure or in settlement of loans. All OREO is held for sale and carried at the lower of the loan value or fair value of the property acquired, less estimated costs to sell ("net realizable value"). At the time of foreclosure, the excess, if any, of the loan value over the net realizable value, is charged to the reserve for possible loan losses. The carrying value of OREO is reviewed periodically. Subsequent declines in the fair value of the property and net operating results of the property are charged to "Foreclosed asset and workout expense."

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision.

Earnings Per Share

Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Average dilutive common stock equivalents were 343,314, 382,206 and 379,059 for 1996, 1995 and 1994, respectively.

Intangible Assets

Intangible assets include goodwill and core deposit intangibles which are stated at cost less accumulated amortization. Cost of purchased businesses in excess of net assets acquired ("goodwill") includes amounts being amortized over twenty- and forty-year periods. Values assigned to deposits of purchased businesses ("core deposit intangibles") are being amortized over seven- and fifteen-year periods using an accelerated method.

On a periodic basis, the Company reviews its goodwill and core deposit intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, and, if appropriate, reduces the carrying amount through a charge to income. Goodwill, net of accumulated amortization, totaled $2.4 million and $2.0 million at December 31, 1996 and 1995, respectively. Core deposit intangibles, net of accumulated amortization, totaled $51.4 million and $2.7 million at December 31, 1996 and 1995, respectively. The increase in both intangible asset categories during 1996 was related to the purchase of twenty banking branches. The allocation of the purchase price to intangible assets from the branch acquisition is subject to the completion of certain appraisals of the assets acquired. Refer to Note 2 for a further discussion.

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

Also on January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends certain provisions of SFAS No. 65, "Accounting for Mortgage Banking Activities," prohibiting the capitalization of mortgage loan servicing rights acquired through loan origination activities, by requiring that both originated and purchased mortgage loan servicing rights be capitalized. In addition, SFAS No. 122 requires all capitalized mortgage loan servicing rights be evaluated for impairment based on their fair values. The adoption of this Statement did not have any impact on the Company's financial position or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock options and similar equity instruments of employee stock compensation plans. This Statement allows the option of adopting the new fair value method or to continue to measure compensation cost for the those plans using the current intrinsic value-based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25"). Under this Statement, the continued use of the intrinsic value-based method, requires pro forma disclosure of net income and earnings per share as if the fair value-based method had been applied. The Statement was adopted by the Company on January 1, 1996. The Company, however, continues to use the intrinsic value-based method under the provisions of APB Opinion No. 25 and has disclosed the pro forma information in Note 10.

In June 1996, the FASB issued SFAS No. 125 as amended by SFAS No. 127, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. This Statement is not expected to have a material impact on the Company's financial condition or results of operations.

On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This Statement supersedes APB Opinion No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaces the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB Opinion No. 15, for all entities with complex capital structures. This Statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The Statement is not expected to have a material impact on the Company's earnings per share presentation.

(2) Acquisitions and Divestitures

Branch Purchase

In June 1996, the Company's principal banking subsidiary, USTrust, entered into a definitive agreement with the First National Bank of Boston ("FNBB") and its parent company, Bank of Boston Corporation, under which USTrust would purchase twenty banking branches ("the Branch Purchase") of FNBB and BayBank, N.A. ("BayBank"). The transaction included the assumption of approximately $149 million in noninterest-bearing deposits, $378 million in savings deposits, $140 million of certificates of deposit, $77 million of repurchase agreements, $8 million in premises and equipment, and $508 million in commercial, residential real estate, and other loans with businesses and consumers. USTrust paid a premium equal to 7 percent of average deposit liabilities assumed or approximately $49 million. The allocation of purchase price is subject to the completion of certain appraisals of assets acquired. The transaction received bank regulatory approval under the condition that USTrust have a Tier 1 leverage capital ratio of not less than (i) 4.8 percent, no later than ten days after consummation of the acquisition of sixteen BayBank branches; and (ii) 5 percent, no later than three months after consummation of the acquisition of the BayBank branches and for a period of six months thereafter. At December 31, 1996, USTrust's Tier 1 leverage capital ratio was 5.77 percent.

UST Bank/Connecticut

On November 29, 1996, the Company completed the sale of its Connecticut banking subsidiary, UST Bank/Connecticut ("UST/Conn"), to Lafayette American Bank and Trust company, a subsidiary of HUBCO, Inc., a New Jersey-based bank holding company. Under the terms of the transaction, the Company received cash of $13 million representing UST/Conn's capital plus a deposit premium of 7 percent. As a result, the Company recorded a $6.8 million gain on the sale in noninterest income. The positive effect on capital from the gain and cash proceeds received in the sale transaction provided the Company with the necessary funds to contribute capital to USTrust to facilitate the aforementioned Branch Purchase. At the time of the sale, UST/Conn had total assets, of $107 million, including loans of $70 million, securities of $22 million, federal funds sold of $15 million, premises and equipment of $.5 million, and other real estate owned of $.1 million. Liabilities totaled $101 million and included noninterest-bearing deposits of $22 million, $41 million in savings deposits, certificates of deposit of $32 million and $4 million in other borrowings.


         Notes to consolidated Financial Statements, December 31, 1996

Walden Bancorp, Inc.

Subsequent to December 31, 1996, on January 3, 1997, the Company completed its acquisition of Walden Bancorp, Inc. ("Walden"), a multi-bank holding company headquartered in Acton, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1.9 shares of the Company's common stock for each share of Walden common stock. The Company's outstanding stock increased by 10,125,540 shares to a total of 28,144,163 shares on the date of acquisition. Based on the closing price of the Company's stock as of January 3, 1997, the market value of the shares exchanged totaled $207 million. Walden's two subsidiary banks, The Bank of Braintree and The Co-operative Bank of Concord operate a total of seventeen branches located in Massachusetts counties of Middlesex, Norfolk and Plymouth. It is expected that these banks will be merged with USTrust, the Company's principal banking subsidiary, during 1997. At December 31, 1996, Walden had total loans and total assets of $604 million and $1.0 billion, respectively, and total deposits and total stockholders' investment of $750 million and $98 million, respectively.

The following unaudited pro forma consolidated financial information as of December 31, 1996 and for the years ended December 31, 1996, 1995 and 1994 has been prepared to give effect to the Walden acquisition using the pooling of interests method of accounting. The unaudited pro forma consolidated statements of income data have been derived from the audited statements of income of the Company and Walden for the years ended December 31, 1996, 1995 and 1994. The unaudited pro forma balance sheet data have been derived from the audited consolidated balance sheets of the Company and Walden as of December 31, 1996. Such unaudited pro forma consolidated financial information is not necessarily indicative of the results of operations or financial condition which would have actually been reported had the merger of the Company and Walden occurred on the assumed dates, nor is it necessarily indicative of the future results of operations or financial condition of the Company. The unaudited pro forma December 31, 1996 balance sheet data reflects an after-tax charge for estimated merger and reorganization expenses as of the date of this filing of $9.1 million, ($13.5 million pre-tax) net of an estimated 40 percent tax benefit (after excluding $2.5 million of nondeductible expense); however, since these expenses are nonrecurring, they have not been reflected in the unaudited pro forma statements of income data. The pro forma statements of income data also do not give effect to any anticipated cost savings in connection with the combination.

Unaudited Pro Forma Consolidated Statements of Income Data:

                                                                                   Year Ended December 31,
(Dollars in thousands, except share amounts)                              1996            1995            1994
Net interest income                                                   $ 135,255        $ 133,360       $ 127,792
Provision (credit) for possible loan losses                             (17,300)          14,115          25,481
Noninterest income                                                       44,216           38,698          38,002
Noninterest expense                                                     126,329          118,820         119,133
Net income                                                            $  43,181        $  24,257       $  14,234
Net income per share                                                  $    1.52        $     .86       $     .51

Unaudited Pro Forma Consolidated Balance Sheet Data:
(Dollars in thousands)                                        December 31, 1996

Total loans, net of reserve for possible loan losses              $ 2,402,609
Total assets                                                        3,684,743
Total deposits                                                      2,855,812
Total stockholders' investment                                    $   286,490

(3) Restrictions on Cash and Due From Banks

At December 31, 1996 and 1995, cash and due from banks included $32.7 million and $34.8 million, respectively, to satisfy the reserve requirements of the Federal Reserve.


(4) Securities

A comparison of the amortized  cost,  estimated fair value and gross  unrealized
gains  and   losses  as  of   December   31,   1996  and  1995  for   securities
available-for-sale follows:



                                                                                     1996
                                                                               Gross          Gross
                                                            Amortized     Unrealized     Unrealized              Fair
(Dollars in thousands)                                           Cost          Gains         Losses             Value
Securities available-for-sale:
        Mortgage-backed securities:
                FHLMC                                       $ 139,886      $     735     $   (1,783)        $ 138,838
                FNMA                                           78,931            370         (1,161)           78,140
                                                            ---------      ---------     ----------         ---------
                        Total mortgage-backed securities      218,817          1,105         (2,944)          216,978
U.S. Treasury and federal agencies                            172,828             96         (2,863)          170,061
Asset-backed securities                                        61,640             75            (74)           61,641
FHLBB equity securities*                                       38,851                                          38,851
Corporate debt securities                                      30,142             42             (4)           30,180
States and municipalities                                       2,233             42                            2,275
Marketable equity securities                                    1,667            257             (6)            1,918
Foreign governments                                               365                                             365
All other securities*                                           5,905                                           5,905
                                                            ---------      ---------     ----------         ---------
                Total securities available-for-sale         $ 532,448      $   1,617     $   (5,891)        $ 528,174
                                                            =========      =========     ==========         =========

* Equity securities of the Federal Home Loan Bank of Boston ("FHLBB") and certain other securities, which did not have readily determinable market values at December 31, 1996, were carried at cost. The Company's largest banking subsidiary, USTrust, became a member of the FHLBB in 1996 and is required to invest in the FHLBB in an amount equal to the greater of 1 percent of residential mortgage loans, including certain mortgage-backed securities, or three-tenths of 1 percent of total assets or a specified percentage of outstanding advances.

                                                                                            1995
                                                                                    Gross          Gross
                                                                Amortized      Unrealized     Unrealized          Fair
(Dollars in thousands)                                               Cost           Gains         Losses         Value
Securities available-for-sale:
        Mortgage-backed securities:
                FHLMC                                            $155,916       $   1,486      $    (411)     $156,991
                FNMA                                               89,239             799           (508)       89,530
                                                                 --------       ---------      ---------      --------
                        Total mortgage-backed securities          245,155           2,285           (919)      246,521
U.S. Treasury and federal agencies                                197,641             570         (1,244)      196,967
Asset-backed securities                                            85,157             443                       85,600
Corporate debt securities                                          40,499             323             (2)       40,820
States and municipalities                                           3,169              85                        3,254
Marketable equity securities                                        1,806             159            (20)        1,945
Foreign governments                                                   390                                          390
All other securities                                                  176                                          176
                                                                 --------       ---------      ---------      --------
                        Total securities available-for-sale      $573,993       $   3,865      $  (2,185)     $575,673
                                                                 ========       =========      =========      ========

The amortized cost and estimated fair value of debt securities at December 31, 1996 and 1995, by contractual maturity, are shown in the table below. Actual maturities are expected to differ from contractual maturities because some borrowers have the right to prepay without penalty. Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives. Equity securities, which have no contractual maturity, are presented in the aggregate.


         Notes to consolidated Financial Statements, December 31, 1996

                                                            1996                        1995
                                                  Amortized       Estimated    Amortized    Estimated
(Dollars in thousands)                                 Cost      Fair Value         Cost   Fair Value
Securities available-for-sale:
Mortgage-backed securities:
        Due after 1 year through 5 years          $     573      $      591
        Due after 5 years through 10 years           62,928          63,040     $ 38,276    $  38,521
        Due after 10 years                          155,316         153,347      206,879      208,000
                                                  ---------      ----------     --------    ---------
                Total mortgage-backed securities    218,817         216,978      245,155      246,521
All other debt securities:
        Due in 1 year or less                        33,839          33,885       22,052       22,197
        Due after 1 year through 5 years            199,930         198,196      233,296      233,676
        Due after 5 years through 10 years           32,964          31,949       70,594       70,198
        Due after 10 years                              475             492          914          960
                                                  ---------      ----------     --------    ---------
                Total debt securities               486,025         481,500      572,011      573,552
Equity securities and other                          46,423          46,674        1,982        2,121
                                                  ---------      ----------     --------    ---------
                Total                             $ 532,448      $  528,174     $573,993    $ 575,673
                                                  =========      ==========     ========    =========

Total gross realized gains, gross realized losses, and proceeds from the sale or other disposition of securities available-for-sale for the three years ended December 31 were:

(Dollars in thousands)                   1996           1995        1994
Securities available-for-sale:
        Debt securities:
                Gross realized gains    $    14      $    132     $    79
                Gross realized losses      (333)         (229)
                Proceeds from sales*     28,809        53,474      60,061
        Equity securities:
                Gross realized gains    $ 1,551      $  2,148     $ 1,026
                Gross realized losses      (119)         (249)
                Proceeds from sales*      1,585         2,545       1,608

* Excluded from 1996 proceeds from sales was a reduction in securities available-for-sale of $21.4 million in debt securities and $.1 million in equity securities in connection with the UST/Conn sale.

At December 31, 1996, securities carried at $309.7 million were pledged to secure public and trust deposits, securities sold under agreements to repurchase and for other purposes as required by law.

(5) Loans

The composition of the loan portfolio (net of unearned discount) at December 31, 1996 and 1995 was as follows:

(Dollars in thousands)                             1996    1995
Commercial and financial                    $  746,762     $  642,940
Commercial real estate:
        Construction                            27,256         16,937
        Developer, investor and land           172,390        207,710
Consumer:
        Residential mortgage                   443,071         85,806
        Home equity                             86,046         70,066
        Indirect automobile installment        301,072        197,148
        Other consumer                          31,026         23,015
Lease financing                                 40,519         28,455
                                            ----------     ----------
                                             1,848,142      1,272,077
Reserve for possible loan losses               (38,789)       (56,029)
                                            ----------     ----------
                                            $1,809,353     $1,216,048
                                            ==========     ==========

Most of the Company's lending activity is with customers located within Massachusetts. At year-end 1996, the Company's exposure to credit risk principally secured by commercial real estate, home equity and residential real estate included $729 million of loans. Refer to Note 16 for additional discussion of concentration of credit risk.

Reserve for Possible Loan Losses

An analysis of the reserve for possible loan losses for the three years ended December 31, 1996, 1995 and 1994 is as follows:

(Dollars in thousands)                          1996           1995         1994
Balance at beginning of period               $   56,029    $   64,088    $  64,465

Chargeoffs/transfers                              5,859        29,074       31,059
Recoveries on loans previously charged-off        9,323         7,925        6,401
                                             ----------    ----------    ---------
Net (recoveries) chargeoffs                      (3,464)       21,149       24,658

Provision (credit) for possible loan losses     (18,600)       13,090       24,281
Reserve of sold bank                             (2,104)
                                             ----------    ----------    ---------
Balance at end of period                     $   38,789    $   56,029    $  64,088
                                             ==========    ==========    =========

At December 31, 1996, total impaired loans were $24.2 million, comprised of $.5 million that required reserves of $.3 million and $23.7 million that did not require a related reserve since there was no dollar impairment as measured by the provisions of SFAS No. 114. As of December 31, 1995, total impaired loans were $25.7 million comprised of $1.4 million that required reserves of $.3 million and $24.3 million that did not require a related reserve. The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 was $21 million and $45 million, respectively. The methodology used in the required reserve calculation utilized the fair value of collateral. For the years ended December 31, 1996 and 1995, the amount of interest income on impaired loans that would have been recognized if the loans had been paying in accordance with their original terms, was $2.6 million and $2.9 million, respectively, while the amount recognized as interest income in the same periods was $.5 million and $.9 million, respectively.

(6) Premises, Furniture and Equipment

A summary of the accounts as of December 31, 1996 and 1995 is as follows:

(Dollars in thousands)                               1996         1995
Land                                              $   3,201   $    2,746
Buildings and leasehold improvements                 40,263       33,037
Furniture and equipment                              19,882       15,343
                                                  ---------   ----------
                                                     63,346       51,126
Accumulated depreciation and amortization           (21,834)     (19,286)
                                                  ---------   ----------
                                                  $  41,512   $   31,840
                                                  =========   ==========
Depreciation and amortization expenses reflected in the consolidated statements of income were $3.8 million, $3.4 million and $3.9 million in 1996, 1995 and 1994, respectively.

(7) Other Real Estate Owned

Other real estate owned is stated net of a valuation allowance. An analysis of the valuation allowance for the three years ended December 31, 1996 is as follows:

        Year Ended December 31,
(Dollars in thousands)              1996       1995        1994

Balance at beginning of period     $  568     $ 1,044     $ 4,635
Chargeoffs                           (744)     (2,511)     (5,951)
Provision charged to operations       496       2,035       2,360
                                   ------     -------     -------
Balance at end of period           $  320     $   568     $ 1,044
                                   ======     =======     =======


Notes to consolidated Financial Statements, December 31, 1996

The net cost of other real estate owned included in foreclosed asset and workout expense in the income statement was approximately $700 thousand, $3.6 million and $5.3 million in 1996, 1995 and 1994, respectively. These costs include provisions charged to operations to reflect reductions in net realizable value, net gain or loss on sales and cost of maintaining and operating the properties.

(8) Short-term and Other Borrowings

Short-term borrowings consisted of the following at December 31, 1996 and 1995:

(Dollars in thousands)                                      1996         1995

Short-term borrowings:
        Federal funds purchased                          $  96,677    $  57,406
        Securities sold under agreements to repurchase     236,552      172,689
        Treasury tax and loan note account                  14,837       12,867
Other borrowings                                                            143
                                                         ---------    ---------
                                                         $ 348,066    $ 243,105
                                                         =========    =========

During the year the Company's largest subsidiary bank, USTrust, became a member of the FHLBB. As of December 31, 1996, the bank had a borrowing capacity with the FHLBB of $287.5 million which the bank utilized and classified as short-term borrowings during the year. As of December 31, 1996, however, there were no FHLBB advances outstanding.

The weighted average interest rates for short-term borrowings at December 31, 1996 and 1995 were 4.93 percent and 4.98 percent, respectively. The average outstanding short-term borrowings were $328.8 million in 1996 and $179.3 million in 1995. The approximate weighted average interest rates during the year were
4.95 percent in 1996 and 5.18 percent in 1995. The maximum amount of short-term borrowings outstanding at any month end was $577.8 million in 1996 and $243.0 million in 1995.

(9) Employee Benefit Plans

The Company has a noncontributory, defined benefit retirement plan covering all employees who meet specified age and employment requirements. The Company also has a nonqualified, unfunded supplemental retirement plan, which covers certain officers of the Company. The plans provide pension benefits that are based on the employee's compensation during the highest four consecutive years before retirement. The following summary sets forth each plan's funded status and amounts included in the Company's consolidated balance sheets as of December 31, 1996 and 1995:

                                                                          Qualified Plan       Supplemental Plan
(Dollars in thousands)                                                    1996      1995        1996        1995

Actuarial present value of benefit obligations:
        Vested benefit obligation                                      $ 15,781   $ 15,124    $  1,372    $  1,186
        Nonvested benefit obligation                                      1,159        402          91          26
                                                                       --------   --------    --------    --------
        Accumulated benefit obligation                                   16,940     15,526       1,463       1,212
        Effect of projected future compensation levels                    4,423      3,863         423         330
                                                                       --------   --------    --------    --------
Projected benefit obligation for service rendered to date                21,363     19,389       1,886       1,542
Plan assets, primarily listed stocks and U.S. bonds                      22,907     20,514
                                                                       --------   --------    --------    --------
Excess (deficiency) of plan assets over projected benefit obligation      1,544      1,125      (1,886)     (1,542)
Unrecognized (gain) loss                                                   (454)     2,753        (238)       (197)
Unrecognized prior service asset (obligation)                             1,115       (683)        541         292
Unrecognized net transition asset                                        (1,083)    (1,354)
                                                                       --------   --------    --------    --------
Prepaid (accrued) costs included in other assets (other liabilities)   $  1,122   $  1,841    $ (1,583)   $ (1,447)
                                                                       ========   ========    ========    ========

The actuarial assumptions used were as follows:

                                                          1996            1995

Discount rate                                             7.5%            7.0%
Rate of increase of future compensation levels            4.5%            4.0%
Expected rate of return on plan assets                    8.0%            9.0%


Net pension cost for 1996, 1995 and 1994 included the following components:

(Dollars in thousands)                              1996      1995      1994

Service cost benefit earned during the period     $ 1,337   $   862   $ 1,050
Interest cost on projected benefit obligation       1,473     1,377     1,265
Return on plan assets                              (3,032)   (4,248)      325
Net amortization and deferral                       1,173     2,805    (1,789)
                                                  -------   -------   -------
        Net pension cost                          $   951   $   796   $   851
                                                  =======   =======   =======

The Company has an Employee Savings Plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion up to 10 percent of their pretax earnings not to exceed the Internal Revenue Service annual contribution limits. During 1996 the Company matched each eligible employee's contributions up to 5 percent of the employee's earnings. The rate of matching was 100 percent for the first 1 percent of each employee's contribution and a rate of 25 percent for contributions of greater than 1 percent up to the 5 percent maximum. Effective January 1, 1997, the Company increased the maximum amount participating employees may defer from 10 percent to 12 percent. The Company also increased its matching contribution from 5 percent to 6 percent. The new rate of matching is 100 percent for the first 2 percent of each employee's contribution and a rate of 25 percent for contributions greater than 2 percent up to the new 6 percent maximum.

The Company has an employee stock ownership plan ("ESOP") which covers substantially all of its employees. The plan is administered by a committee designated by the Board of Directors and is maintained in a separate trust established for that purpose. Under the plan, the Company contributes either a fixed amount or a percentage of compensation of all participants.

Certain key employees are awarded shares of the Company's common stock through the Company's Restricted Stock Ownership Plan adopted in 1989 and the restricted stock program of the Stock Compensation Plan adopted in 1992 and amended in 1994. Under these restricted stock plans 512,970 shares of common stock have been granted. The shares vest to the employee over varying schedules. In 1996, 44,466 restricted shares vested under this plan. At December 31, 1996, there were 54,600 unvested restricted shares outstanding.

Expenses relating to the plans were as follows:

                                           Year Ended December 31,
                                           Employee                     Employee Savings
(Dollars in thousands)    Pension   Stock Ownership   Restricted Stock       Plan 401(k)
1996                         $951              $425               $531              $453
1995                          796               425                490               273
1994                          851               425                558               198

(10) Stock Options

The Company has a Stock Compensation Plan for officers and key employees under the terms of which the Company may issue incentive stock options, nonqualified stock options and shares of restricted stock. At December 31, 1996, 64,509 shares of the Company's common stock remained available for future grants. The Company's Stock Compensation Plan provides that the number of shares of common stock reserved for future grants under the plan be increased by an amount equal to 1.25 percent of the number of shares outstanding on the first day of each fiscal year. As a result, as of January 1, 1997, 225,233 additional common shares are to be reserved for future grants. The vesting periods for options under this Plan range from immediate vesting at grant date to 5 years. The expiration periods for options under this Plan range from 5 to 10 years.

The Company has two stock option plans for Directors, the 1996 Director Option Plan and the 1995 Director Option Plan. Eligible Directors received option grants at fair value for 5,000 shares in 1996 and up to 7,500 shares in 1995. A total of 150,000 shares of the Company's common stock were reserved for issuance under each Plan. The vesting periods for options under these Plans range from immediate vesting at grant date to 3 years. The expiration periods for options under these Plans range from 5 to 10 years.

The vesting periods for certain options under the aforementioned employee and Director Plans can be accelerated in accordance with the Plans based on prescribed movement in the market price of the Company's stock or other conditions. Under all option Plans the option exercise price equaled the market price of the Company's stock on date of grant.


         Notes to consolidated Financial Statements, December 31, 1996

The Company has opted to continue to measure stock compensation in accordance with APB Opinion No. 25. Refer to Note 1, Recent Accounting Developments, for a further discussion. If the Company had determined stock compensation cost consistent with the fair value alternative contained in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented in the table below.

                                                         Year Ended December 31,
(Dollars in thousands, except share amounts)                 1996      1995

Net income:
        As reported                                         $ 32,662  $ 14,958
        Pro forma                                           $ 31,959  $ 14,790
Earnings per share:
        As reported                                         $   1.79  $    .83
        Pro forma                                           $   1.75  $    .82

The following table presents the activity for the employee stock option program under the Stock Compensation Plan and the activity in the Stock Option Plans for Directors for the years ended December 31, 1996, 1995, and 1994:

                         Number of Shares   Exercise Price  Weighted Average
                             Under Option        Per Share    Exercise Price

Outstanding December 31, 1993     709,359      $5.00 - $12.00    $ 6.74
Granted in 1994                 1,004,500      $9.00 - $13.38    $10.41
Canceled in 1994                 (283,337)     $6.07 - $13.38    $12.50
Exercised in 1994                (128,358)     $6.07 - $8.62     $6.17
                                ---------
Outstanding December 31, 1994   1,302,164      $5.00 - $12.00    $8.46
                                ---------

Granted in 1995                   282,300      $10.75 - $14.13   $13.21
Canceled in 1995                  (26,365)     $6.07 - $9.75     $8.68
Exercised in 1995                (195,206)     $5.00 - $9.75     $6.74
                                ---------
Outstanding December 31, 1995   1,362,893      $5.00 - $14.13    $9.61
                                ---------

Granted in 1996                   320,500      $13.44 - $14.81   $13.91
Canceled in 1996                  (34,849)     $6.07 - $12.88    $10.16
Exercised in 1996                (384,804)     $6.07 - $13.44    $7.04
                                ---------
Outstanding December 31, 1996   1,263,740      $5.00 - $14.81    $11.47
                                =========

Options exercisable at:
        December 31, 1994         769,186      $5.00  - $12.00   $8.06
        December 31, 1995         838,614      $5.00  - $14.13   $8.48
        December 31, 1996       1,141,340      $5.00  - $14.81   $11.30

At December 31, 1996, 199,840 of the 1,263,740 options outstanding have exercise prices between $5.00 and $9.00, with a weighted average exercise price of $8.85 and a weighted average remaining contractual life of 2.8 years. Of these options, 197,840 are exercisable at a weighted average exercise price of $8.85. The remaining 1,063,900 options have exercise prices between $9.75 and $14.81, with a weighted average exercise price of $11.96 and a weighted average remaining contractual life of 5.4 years. Of these options, 943,500 are exercisable at a weighted average exercise price of $11.81.

The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 was $1.99 and $3.36, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995:

                                                 Year Ended December 31,
                                                     1996        1995
Risk-free interest rate                              5.94%       5.15%
Expected dividend yield                              3.5%        3.5%
Expected life in years                               2.3         2.0
Expected volatility                                 18.12%      18.25%

In December 1994, the Board of Directors authorized an option substitution program permitting employees to surrender options with an option price of more than $9.75 (the fair market value) in exchange for new options on a one-for-one basis. Outstanding options for 273,500 shares were exchanged under the program.

The Company has a Directors Deferred Compensation Program under which up to 250,000 shares of the Company's common stock may be granted to Directors of the Company or its banking subsidiaries who choose to receive their Director's fees or stipend in shares of the Company in lieu of cash.

(11) Noninterest Expense

Deposit Insurance Assessment

The Company's deposit insurance assessment reflects premiums paid to two Federal Deposit Insurance Corporation ("FDIC") funds, the Bank Insurance Fund ("BIF") for banks, as well as the Savings Association Insurance Fund ("SAIF") for savings and loan associations ("Thrifts") due to the Company's 1990 purchase of deposits of a failed Thrift institution. The deposit insurance assessment for the year ended December 31, 1996 reflects a reduction in expense due to reduced premium rates by the FDIC on BIF balances, offset with a one-time $3.0 million assessment by the SAIF on the former Thrift deposits held by the Company.

Acquisition Charges

The 1996 acquisition charges include $793 thousand in expenses incurred in connection with the January 1997 acquisition of Walden and a $5.1 million provision for acquisition expenses related to the Branch Purchase for a total of $5.9 million.

The 1996 acquisition charges for Walden were primarily for professional, legal, accounting and investment banking services incurred which were not contingent on the completion of the transaction. The Branch Purchase provision consisted largely of customer-related expenses such as direct mailings, replacement checks and ATM and Debit cards, promotions, target advertising and various incentive programs directed toward the new customers acquired in the purchase transaction. The major components of acquisition charges were:

(Dollars in thousands)                              Year Ended December 31, 1996

Customer communications and retention                       $  3,185
Professional services                                          2,043
Regulatory fees and filings                                      172
Other                                                            533
                                                            --------
                                                            $  5,933
                                                            ========

During 1997, the Company expects to record a pretax restructuring charge of approximately $13.5 million in connection with the Walden acquisition.

Other Noninterest Expense

The major components of other noninterest expense were:

                                                           Year Ended December 31,
(Dollars in thousands)                                    1996      1995      1994
Furniture and equipment depreciation and maintenance    $ 4,164   $ 3,572   $ 3,476
Legal and consulting                                      2,994     2,356     3,553
Advertising and promotion                                 2,867     2,123     2,307
Amortization of intangibles                               1,703     1,798     1,367
Service bureau and other data processing                  1,657     1,274     1,173
Facility consolidation provisions                            84     1,895       480
All other                                                12,463     9,951    11,171
                                                        -------   -------   -------
        Total other noninterest expense                 $25,932   $22,969   $23,527
                                                        =======   =======   =======


         Notes to consolidated Financial Statements, December 31, 1996

(12) Income Taxes

The income tax provision (benefit) included in the consolidated statements of income consisted of the following:

                                         Year Ended December 31,
(Dollars in thousands)               1996           1995            1994

Current tax expense (benefit)*:
        Federal                    $ 11,705       $  7,860       $  (6,230)
        State                         5,997          2,867           1,147
                                   --------       --------       ---------
                                     17,702         10,727          (5,083)
                                   --------       --------       ---------
Deferred tax expense (benefit):
        Federal                       4,463         (1,735)          6,588
        State                        (1,151)           177             546
                                   --------       --------       ---------
                                      3,312         (1,558)          7,134
                                   --------       --------       ---------
                 Total             $ 21,014       $  9,169       $   2,051
                                   ========       ========       =========

* The 1996 and 1995 current provisions do not reflect $301 thousand and $286 thousand, respectively, of tax benefits related to stock options exercised that were credited directly to additional paid-in capital.

As of December 31, 1996 and 1995, cumulative deferred tax assets, included in the consolidated balance sheets as other assets, amounted to $5.0 million and $8.7 million, respectively, while cumulative deferred tax liabilities of $1.3 million and $1.7 million, respectively, were included in other liabilities. Additionally, at December 31, 1996, there were tax refund receivables of approximately $2 million included in other assets while current taxes payable were approximately $2 million in both periods and included in other liabilities.

The components of the net deferred tax asset were as follows:

                                                                        December 31,
(Dollars in thousands)                                             1996           1995

Book provision for loan losses in excess of tax                  $ 16,173       $ 23,117
Alternative minimum tax credit                                      3,243          6,768
Deferred compensation benefits not deducted for tax                 1,905          1,449
Book writedowns on foreclosed real estate, not deducted for tax       137            240
Securities mark to market adjustment deferred for tax                 114         (1,198)
Tax basis in core deposits less than book                              71           (355)
Tax deductions on leveraged leases deferred for book              (11,407)       (14,919)
Loan mark to market adjustment for tax                             (2,189)       (12,990)
Cumulative tax depreciation in excess of book                      (1,551)          (583)
Tax basis in partnership investment less than book                   (789)          (704)
Pension expense deducted for tax not book                            (557)          (741)
Investment tax credits                                                             5,498
Valuation allowance (state)                                                         (181)
Other, net                                                         (1,479)         1,582
                                                                 --------       --------
                Total net deferred tax asset                     $  3,671       $  6,983
                                                                 ========       ========


The provisions for income taxes differ from the amounts computed by applying the U.S. statutory federal tax rate of 35 percent in 1996 and 1995 and 34 percent in 1994, to income before income taxes principally due to:

                                                                       Year Ended December 31,
(Dollars in thousands)                                             1996        1995        1994
Tax at statutory rate                                            $ 18,772    $  8,444    $  2,311
Increases (reductions) from:
        Tax-exempt income on investment securities and loans         (457)       (596)       (676)
        State income taxes, net of federal income tax benefit       3,150       1,979       1,118
        Low income housing credits                                   (911)       (724)       (911)
        Nondeductible expenses and other, net                         460          66         209
                                                                 --------    --------    --------
Tax expense recorded                                             $ 21,014    $  9,169    $  2,051
                                                                 ========    ========    ========

(13) Capital

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject and that USTrust, while undercapitalized by regulatory definition, is in compliance with the capital conditions set forth in the FDIC's approval of the purchase of twenty banking branches discussed below.

Prior to the initiation of the purchase of the twenty former Bank of Boston and BayBank branches, USTrust was defined as "well capitalized" as its capital levels significantly exceeded the required minimum level for each relevant capital category. In advance of the execution of a definitive agreement to purchase the branches, pro forma financial information and projections were presented to the regulators setting forth a program under which the bank would become "adequately capitalized." The regulations prescribe that the FDIC, in its discretion, may approve an application pursuant to the Federal Deposit Insurance Act where it is required to consider the adequacy of capital or the financial resources of the insured depository institution where it finds that the Applicant has committed to and is in compliance with a reasonable plan to meet its minimum leverage capital requirements within a reasonable time period. The transaction received the approval of bank regulators with the condition that USTrust must have a Tier 1 leverage capital ratio of not less than: (i) 4.8 percent, no later than ten days after consummation of the acquisition of the sixteen BayBank branches; and (ii) 5 percent, no later than three months after consummation of the acquisition of the BayBank branches and for a period of six months thereafter. At December 31, 1996, USTrust was in compliance with the foregoing provisions. As measured by the ratio of Total capital to risk-based assets at December 31, 1996, USTrust temporarily fell below therequirements of an "adequately capitalized" bank. Management believes that USTrust will meet all of the conditions of an "adequately capitalized" bank during 1997 at or prior to the merger of the Walden banks with and into USTrust. Until USTrust meets the conditions of an "adequately capitalized" bank, it may not issue dividends or make other capital distributions and may not accept brokered or high-rate deposits in accordance with federal banking regulations. The Company expects that the foregoing conditions and restrictions will not have a material adverse impact on the future operations of USTrust.

The  actual  capital   amounts  and  ratios  of  the  Company  and  its  banking
subsidiaries are presented in the following summary.



         Notes to consolidated Financial Statements, December 31, 1996

                                                                         December 31, 1996
                                                        Amount                                Percent
                                                    Adequately         Well                Adequately           Well
                                                   Capitalized  Capitalized               Capitalized    Capitalized
(Dollars in millions)                      Actual     Minimums     Minimums        Actual    Minimums       Minimums
UST Corp. Consolidated:
        Tier 1 leverage capital           $ 146.7      $  92.3         N/A          6.36%       4.00%           N/A
        Tier 1 capital                      146.7         84.7         N/A          6.93%       4.00%           N/A
        Total (Tier 1 and Tier 2) capital   173.1        168.4         N/A          8.23%       8.00%           N/A

USTrust:
        Tier 1 leverage capital             126.4        109.6      $109.6          5.77%       5.00%         5.00%
        Tier 1 capital                      126.4         84.0       126.0          6.02%       4.00%         6.00%
        Total (Tier 1 and Tier 2) capital   152.7        167.1       208.9          7.31%       8.00%        10.00%

USTC:
        Tier 1 leverage capital               2.1           .7          .8         12.43%       4.00%         5.00%
        Tier 1 capital                        2.1           .3          .5         27.87%       4.00%         6.00%
        Total (Tier 1 and Tier 2) capital     2.1           .6          .8         27.88%       8.00%        10.00%



                                                                         December 31, 1995
                                                        Amount                                Percent
                                                    Adequately         Well                Adequately           Well
                                                   Capitalized  Capitalized               Capitalized    Capitalized
(Dollars in millions)                      Actual     Minimums     Minimums        Actual    Minimums       Minimums

UST Corp. Consolidated:
        Tier 1 leverage capital           $ 167.4      $  75.8          N/A         8.83%       4.00%            N/A
        Tier 1 capital                      167.4         65.3          N/A        10.24%       4.00%            N/A
        Total (Tier 1 and Tier 2) capital   187.8        127.7          N/A        11.75%       8.00%            N/A

USTrust:
        Tier 1 leverage capital             141.7        107.3     $   89.4         7.92%       6.00%*         5.00%
        Tier 1 capital                      141.7         62.1         93.2         9.12%       4.00%          6.00%
        Total (Tier 1 and Tier 2) capital   161.1        121.5        151.9        10.60%       8.00%         10.00%

USTC:
        Tier 1 leverage capital               5.0           .9           .8        32.99%       6.00%*         5.00%
         Tier 1 capital                       5.0           .3           .4        69.65%       4.00%          6.00%
        Total (Tier 1 and Tier 2) capital     5.0           .5           .7        69.65%       8.00%         10.00%


* Both USTrust and United States Trust Company were under respective Board of Directors' resolutions that required each bank to maintain a Tier 1 leverage capital of at least 6 percent and not pay a dividend which would cause the individual bank's Tier 1 leverage capital to fall below 6 percent. Such Board resolutions with regulatory approval were rescinded during 1996 and are no longer applicable.

Dividends

The Company and its banking subsidiaries' ability to pay dividends is subject to certain limitations imposed by statutes of the Commonwealth of Massachusetts and limitations imposed by bank and bank holding company regulators. Massachusetts statutes restrict the amount of dividends payable by banks to be the balance of their undivided profits, net of any amount transferred to capital in excess of par value. It is not likely, however, that bank and bank holding company regulators would allow an institution to dividend any amounts which would reduce that institution's capital to below minimum capital requirements.

In 1996 the Company declared quarterly cash dividends totaling $5.2 million, or $0.29 per share to stockholders. During the year the Company received dividends from subsidiaries of $6 million from USTC, $5.7 million from USTrust and $1 million from JSA Financial Corporation, a nonbanking subsidiary, and $3 million from UST/Conn, a former banking subsidiary sold during the year. During 1996 the Company contributed as capital $13 million to USTrust to facilitate the Branch Purchase. Refer to Note 2 for a further discussion of the Branch Purchase.


Shareholder Rights Plan

In 1995, the Company's Board of Directors approved a Shareholder Rights Plan and distributed preferred share purchase rights to shareholders. The rights will become exercisable only if a person or group (i) acquires 15 percent or more of the Company's common stock, (ii) announces a tender offer that would result in ownership of 15 percent or more of the common stock, or (iii) is declared to be an "Adverse Person" by the Company's Board of Directors. "Adverse Person" includes any person or group who owns at least 10 percent of the Company's common stock and attempts an action that would adversely impact the Company. Each right would entitle a stockholder to purchase 1/100th of a share of a new series of junior participating preferred stock.

Once a person or group has acquired 15 percent or more of the outstanding common stock of the Company or is declared an "Adverse Person" by the Company's Board of Directors, each right may entitle its holder (other than the acquiring person or Adverse Person) to purchase, at an exercise price of $40, shares of common stock of the Company (or any organization that acquires the Company) at a price equal to 50 percent of their current market price. Under certain circumstances, the Continuing Directors (as defined in the rights plan) may exchange the rights for common stock (or equivalent securities) on a one-for-one basis excluding rights held by the acquiring person or Adverse Person. The rights may be redeemed by action of the Board of Directors for $.001 per right.

Stock Repurchase Program

In 1995, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 500,000 shares subject to market conditions and other factors. The repurchased shares were held as treasury shares to be used for general corporate purposes, including employee benefit plans. In the third quarter of 1996 the program was terminated with a total of 250,000 shares repurchased, all of which were reissued in connection with the exercise of stock options and deferred compensation distributions.

(14) Related Party Transactions

In the ordinary course of business, the Company's banking subsidiaries have granted loans to certain of the Company's directors and executive officers. All such transactions are made on substantially the same terms as those prevailing at the same time for individuals not affiliated with the Company and its subsidiaries and at the time they were granted did not involve more than the normal risk of collectibility. At December 31, 1996, none of these transactions were on nonaccrual status, nor did they involve delinquent, substandard or restructured loans.

An analysis of loans outstanding in excess of $60 thousand to directors and officers related to the foregoing entities at December 31, 1996 is as follows:

(Dollars in thousands)
Balance, December 31, 1995                                   $18,744
Repayments                                                    (3,172)
Other reductions*                                               (359)
                                                             -------
Balance, December 31, 1996                                   $15,213
                                                             =======

* Other reductions are loans outstanding to directors and officers who ceased to be directors or officers of the Company or its subsidiary banks during the year or their balance decreased below $60 thousand.

(15) Commitments and Contingencies

Commitments for leased premises expire at various dates through 2010. At December 31, 1996, minimum rental commitments for noncancelable leases are as follows:

(Dollars in thousands)
1997                                                        $ 5,228
1998                                                          4,880
1999                                                          4,479
2000                                                          3,953
2001                                                          2,583
thereafter                                                    4,929
                                                            -------
        Total                                               $26,052
                                                            =======


         Notes to consolidated Financial Statements, December 31, 1996

Rent expense for the years ended December 1996, 1995 and 1994 was $3.4 million, $3.9 million, and $4.1 million, respectively.

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

(16) Financial Instruments With On- and Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, and foreign exchange contracts. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount contained in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

                                                                              Contract or Notional Amount
(Dollars in thousands)                                                December 31, 1996       December 31, 1995
Financial instruments whose contract amount represents credit risk:
  Commitments to extend credit                                            $ 652,000               $ 387,000
  Standby letters of credit and financial guarantees written                 57,000                  48,000
  Commercial letters of credit                                                4,000                   3,000
  Foreign exchange contracts                                                  2,000                   1,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract during its term. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. Of the total commitments to extend credit, approximately $132 million and $70 million were secured by real estate at December 31, 1996 and December 31, 1995, respectively.

The amount of collateral obtained is based on management's evaluation of the credit risk. Collateral held on commitments and loans varies but may include cash, accounts receivable, inventory, property, plant and equipment. Standby and commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of, or payment by, a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral to support these commitments including (but not limited to) cash, account receivables, inventory, property plant and equipment. The extent of collateral held for those commitments varies from zero to one hundred percent.

The Company's primary loan market is the New England region. Most of the loans outstanding are from eastern Massachusetts and a substantial portion of these loans are various types of real estate loans; still others have real estate as additional collateral. Approximately 92 percent of the Company's outstanding commercial and commercial real estate loans are collateralized.

The Company enters into foreign currency exchange contracts to purchase or sell foreign currencies at a future date at a predetermined exchange rate. Contracts are purchased on the open market exclusively to assist customers with international transactions denominated in foreign currencies. The Company is exposed to credit risk in the event the customer fails to deliver or take delivery of the agreed upon currency whereby the Company would execute the transaction with another counterparty at the prevailing currency valuation. The positive fair value, which represents the credit exposure of contracts outstanding, was insignificant at December 31, 1996 and 1995.



The Company's securities portfolio includes a significant investment in mortgage-backed securities. These securities carry prepayment risk due to the fact that prevailing interest rates could decline. Under such circumstances an unusually high percentage of homeowners may choose to refinance their first mortgages to take advantage of these lower rates with the result that, under the Company's accounting policy, adjustments reducing gross unamortized premiums would be required. Refer to Note 1 for a discussion of accounting policies.

(17) Parent Company Financial Information

Summarized information relative to the balance sheets at December 31, 1996 and 1995 and statements of income and cash flows for the three years in the period ended December 31, 1996 of UST Corp. (parent company only) are presented as follows:

Balance Sheets - Parent Company Only

                                                                         December 31,
(Dollars in thousands)                                                1996        1995
Assets:
        Cash, due from banks and interest-bearing deposits         $    837     $    952
        Securities purchased under agreements to resell              14,000        5,000
        Securities available-for-sale                                 2,208
        Investment in banking subsidiaries                          179,771      161,920
        Investment in nonbanking subsidiaries                         3,909        5,139
        Premises, furniture and equipment, net                          393           76
        Other assets                                                  5,351        3,645
                                                                   --------     --------
                Total assets                                       $206,469     $176,732
                                                                   ========     ========
Liabilities and Stockholders' Investment:
        Other borrowings                                                        $    143
        Other liabilities                                          $  8,509        2,921
        Stockholders' investment                                    197,960      173,668
                                                                   --------     --------
                Total liabilities and stockholders' investment     $206,469     $176,732
                                                                   ========     ========

Statements of Income - Parent Company Only

                                                               Year Ended December 31,
(Dollars in thousands)                                    1996         1995         1994
Dividend income                                        $  15,658    $   5,000    $   3,000
Undistributed equity in net income of subsidiaries        13,777       10,518        2,492
Gain on sale of bank subsidiary                            6,806
Other income                                               4,685        4,216          731
                                                       ---------    ---------    ---------
                                                          40,926       19,734        6,223
Expenses                                                   8,264        4,776        1,477
                                                       ---------    ---------    ---------
                        Net income                     $  32,662    $  14,958    $   4,746
                                                       =========    =========    =========


         Notes to consolidated Financial Statements, December 31, 1996

Statements of Cash Flows - Parent Company Only

                                                                                         Year Ended December 31,
(Dollars in thousands)                                                             1996           1995            1994
Cash flows from operating activities:
        Net income                                                              $ 32,662       $ 14,958       $   4,746
        Adjustments to reconcile net income to net cash
                provided by operating activities:
                Depreciation and amortization                                        220            125             447
                Undistributed income of subsidiaries                             (13,777)       (10,518)         (2,492)
                Noncash dividend from subsidiary                                  (2,158)
                Gain on sale of bank subsidiary                                   (6,806)
                Loss (gain) on sale of securities                                                     2              (5)
                (Increase) decrease in other assets                               (1,756)          (558)            536
                Increase (decrease) in other liabilities                           4,808         (1,262)            316
                                                                                --------       --------       ---------
                        Net cash provided by operating activities                 13,193          2,747           3,548
Cash flows from investing activities:
        Proceeds from securities                                                                 15,957          19,961
        Purchase of securities                                                                                  (35,912)
        Purchases of premises and equipment                                         (415)           (10)
        Proceeds from sale of bank subsidiary                                     13,435
        Net (increase) decrease in short-term investments                         (9,000)        (5,000)         21,000
        Equity contributed to subsidiaries                                       (13,000)        (7,500)         (5,400)
                                                                                --------       --------       ---------
                        Net cash (used) provided investing activities             (8,980)         3,447            (351)
Cash flows from financing activities:
        Repayment of other borrowings                                                            (8,000)         (4,000)
        Proceeds from issuance of common stock, net                                2,795          1,388             792
        Treasury stock acquired                                                   (3,363)
        Cash dividends paid                                                       (3,760)          (888)
                                                                                --------       --------       ---------
                        Net cash used by financing activities                     (4,328)        (7,500)         (3,208)
                                                                                --------       --------       ---------
        Decrease in cash and cash equivalents                                       (115)        (1,306)            (11)
        Cash and cash equivalents beginning of year                                  952          2,258           2,269
                                                                                --------       --------       ---------
        Cash and cash equivalents end of year                                   $    837       $    952       $   2,258
                                                                                ========       ========       =========
Supplemental disclosure of cash flow information:
        Cash paid during the year for:
                Interest                                                        $     56       $    607       $     938
                                                                                ========       ========       =========
                Income taxes                                                    $ 12,160       $  4,970
                                                                                ========       ========
        Noncash transactions:
                Transfers from other assets to securities available-for-sale    $     50
                                                                                ========
                Dividend of equity securities received from subsidiary          $  2,158
                                                                                ========



Cash dividends paid to the Company in 1996 by consolidated bank subsidiaries totaled $14.7 million, $4.0 million in 1995 and $3.0 million in 1994. Cash dividends paid to the Company by nonbank subsidiaries totaled $1.0 million in both 1996 and 1995 and none in 1994.

(18) Financial Instruments

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

Cash and due from banks, federal funds sold and other short-term investments - For these short-term instruments the carrying amount is a reasonable estimate of fair value.

Securities available-for-sale - For marketable securities fair values are based on quoted market prices or dealer quotes.

Loans - For certain homogeneous categories of loans, such as residential mortgages and home equity loans, fair value is estimated based on broker quotes on sales of similar loans. The fair value of fixed rate loans was estimated by discounting anticipated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of performing variable rate loans is the same as the book value at the reporting date because the loans reprice when the market changes.

Deposit liabilities - The fair value of noncertificate deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the anticipated future cash payments using the rates currently offered for deposits of similar remaining maturities.

Short-term and other borrowings - For these short-term instruments the carrying amount is a reasonable estimate of fair value.

Off-balance sheet financial instruments - For commitments to extend credit, standby and commercial letters of credit and foreign exchange contracts, the carrying amount which represents accruals of deferred income (fees) arising from these instruments, and the fair value of such deferred income is not material. Refer to Note 16 for notional or contract amounts and a further discussion of off-balance sheet financial instruments.

Values not determined - SFAS No. 107 excludes certain assets from its disclosure requirements including real estate included in banking premises and equipment, and the intangible value inherent in the Company's deposit relationships (i.e., core deposits). Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Company.

The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                1996                                1995
(Dollars in thousands)            Carrying Amount     Fair Value      Carrying Amount      Fair Value
Financial instrument assets:
        Cash and due from banks        $  111,532     $  111,532           $   89,799      $   89,799
        Securities                        528,174        528,174              575,673         575,673
        Federal funds sold                127,469        127,469
        Loans, net                      1,769,340      1,796,218            1,187,949       1,230,762
        Loans held-for-sale                   102            102               13,098          13,098
Financial instrument liabilities:
        Deposits
                Noninterest-bearing    $  540,014     $  540,014           $  372,917      $  372,917
                NOW                       259,265        259,265              166,011         166,011
                Money market              243,749        243,749              210,924         210,924
                Regular savings           457,769        457,769              244,680         244,680
                Time                      605,069        605,977              518,205         522,189
        Short-term and other borrowings   348,066        348,066              243,105         243,105

(19) Consolidated Selected Quarterly Financial Data (unaudited)

                            For Year Ended December 31, 1996          For Year Ended December 31, 1995
                           ----------------------------------        ----------------------------------
(Dollars in thousands,      Fourth    Third   Second    First         Fourth    Third   Second    First
 except per share amounts) Quarter  Quarter  Quarter  Quarter        Quarter  Quarter  Quarter  Quarter
                           -------  -------  -------  -------        -------  -------  -------  -------
Interest income            $43,263  $38,552  $37,700  $38,139        $37,954  $37,626  $36,467  $35,920
Interest expense            16,820   14,948   15,018   14,742         14,311   13,921   12,867   11,436
Net interest income         26,443   23,604   22,682   23,397         23,643   23,705   23,600   24,484
Provision (credit) for
  possible loan losses              (14,600)  (5,500)   1,500          1,800    2,790    3,670    4,830
Net interest income after
  provision for possible
  loan losses               26,443   38,204   28,182   21,897         21,843   20,915   19,930   19,654
Noninterest income          14,193    9,143    6,952    7,000          7,170    7,083    7,007    8,710
Noninterest expense         30,510   25,546   20,710   21,572         21,619   21,287   21,211   24,070
Income tax expense           3,763    8,863    5,600    2,788          2,895    2,566    2,182    1,524
Net income                   6,363   12,938    8,824    4,537          4,499    4,145    3,544    2,770
Earnings per share         $  0.35  $  0.71  $  0.49  $  0.25        $  0.25  $  0.23  $  0.20  $  0.16


         Notes to consolidated Financial Statements, December 31, 1996

Net income increased steadily throughout 1995 and into the first quarter of 1996. The remaining quarters of 1996 reflect substantial increases in net income over the 1995 quarters. The net income trend throughout the first five periods represented above was largely attributed to a decline in provision for possible loan losses and reduced foreclosed asset and workout expense. The second and third quarters of 1996 were influenced by $5.5 million and $14.6 million credit provisions for possible loan losses, respectively.

Net interest income had been on a slow decline in the first six quarters consistent with the movement of interest rates and earning asset volumes. Internal asset growth improved net interest income in the third and fourth quarters of 1996 which also benefited from the earning assets acquired in the December Branch Purchase.

Noninterest income was relatively consistent throughout the periods presented at approximately $7 million, except for the first quarter 1995 and third quarter 1996 which included securities gains, and fourth quarter 1996 which included the $6.8 million gain on the sale of UST/Conn.

As discussed, noninterest expense was on the decline throughout most of the two years due to lower foreclosed asset and workout expense consistent with the reduced level of problem assets. The third quarter 1996 noninterest expense increased sharply due to the one-time $3.0 million SAIF assessment. Noninterest expense for the fourth quarter of 1996 included acquisition charges of $5.9 million and higher operating expenses incurred in connection with the December Branch Purchase.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

                           Executive Policy Committee

In 1987, the Board of Directors of the Company created an Executive Policy Committee which is the primary management forum of the Company for all strategic and policy decisions. All decisions of the Executive Policy Committee are subject to the review and approval of the Board of Directors of the Company. The Executive Policy Committee has been directed by the Board of Directors to make recommendations to the Board concerning adoption of policies, strategies and programs concerning the following, among other matters: (a) acquisitions and dispositions of corporate entities, assets and/or investments; (b) the issuance of equity and/or debt; (c) engaging in new business activities; (d) the hiring, termination, training and motivation of senior management; (e) the development of marketing programs concerning financial services; (f) improvements to operations, service delivery and implementation of procedures for cost control;
(g) improvements to the financial reporting and financial control systems; (h) improvements to the business information systems; and (i) improvements concerning risk management and legal and regulatory compliance programs. As of March 15, 1997, there were 11 members of the Executive Policy Committee. The members of the Committee are identified and the background of each Committee member is set forth below under "Executive Officers".


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

                                 Positions and Offices with the Company  (and/or
                                 where  appropriate,  position  with  one of the
Name                     Age     Company's subsidiaries)

*Neal F. Finnegan        59      President, Chief Executive Officer and Director
                                 of the Company and Chairman, President and Chief Executive Officer of USTrust, Braintree and Concord

*Domenic Colasacco       48      Executive Vice  President/Trust  and Investment
                                 Management and Director of the Company and Chairman and President of USTC

*James K. Hunt           53      Executive  Vice   President,   Chief  Financial
                                 Officer and Treasurer of the Company; Executive
                                 Vice President and Chief  Financial  Officer of
                                 USTrust;   Executive  Vice   President,   Chief
                                 Financial  Officer and  Treasurer  of Braintree
                                 and  Concord  and   Treasurer  of  UST  Leasing
                                 Corporation

*Eric R. Fischer         51      Executive Vice  President,  General Counsel and
                                 Clerk of the Company; Executive Vice President,
                                 General Counsel and Secretary of USTrust, USTC,
                                 Braintree  and Concord and Clerk of UST Capital
                                 Corp. and UST Leasing Corporation

*Kathie S. Stevens       46      Executive  Vice  President  and Senior  Lending
                                 Officer  of  the  Company;  Vice  Chairman  and
                                 Senior Lending Officer of USTrust and President of UST Capital Corp.

*Katharine C. Armstrong  52      Executive Vice President/Commercial  Lending of
                                 the Company, USTrust, Braintree and Concord

*Robert T. McAlear       54      Executive  Vice   President/Controlled   Loans,
                                 Credit  and  Acquisition   Integration  of  the
                                 Company; Vice Chairman of USTrust and Executive
                                 Vice President and Chief  Operating  Officer of
                                 Braintree

*Suzanne Moot            47      Executive Vice  President/Marketing  and Retail
                                 Banking of the Company and USTrust

*Walter E. Huskins, Jr.  57      Executive Vice  President/Administration of the
                                 Company and USTrust; Executive Vice President and Chief Operating Officer of Concord and
                                 President of UST Leasing Corporation

*Linda J. Lerner         52      Senior Vice  President/Human  Resources  of the
                                 Company, USTrust and USTC

*Kenneth L. Sullivan     60      Senior Vice President/Operations of the Company
                                 and Senior Vice  President of USTrust George T.
                                 Clarke 50 Senior Vice President and Controller of the Company and USTrust and Treasurer of UST
                                 Capital Corp.

* Member, Executive Policy Committee

The following sets forth the principal occupation during the past five years of each of the executive officers of the Company.

Mr. Finnegan has served as President and Chief Executive Officer of the Company since 1993. During the prior five years, Mr. Finnegan was Executive Vice President in charge of Private Banking at Bankers Trust Company, New York, New York. From 1986 to 1988, Mr. Finnegan was President and Chief Operating Officer of Bowery Savings Bank in New York City. From 1982 to 1986 he was Vice Chairman of Shawmut Corporation in Boston. Mr. Finnegan also serves as Vice Chairman of the Board of Trustees of Northeastern University. Mr. Finnegan is also Chairman, President and Chief Executive Officer of USTrust, Braintree and Concord and a Director and Chairman of the Executive Committee of USTC.

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

Mr. Hunt was elected Executive Vice President, Treasurer and Chief Financial Officer of the Company in 1994. Prior to joining the Company, Mr. Hunt served as Executive Vice President at Peoples Bancorp of Worcester, Inc., Worcester, Massachusetts, from 1987 through mid-1994. He also serves as Executive Vice President and Chief Financial Officer of USTrust, Executive Vice President, Chief Financial Officer




and Treasurer of Braintree and Concord and as Treasurer of UST Leasing Corporation and various other nonbanking subsidiaries.

Mr. Fischer was elected Executive Vice President, General Counsel and Clerk of the Company in 1992. Prior to 1992, he served as Senior Vice President, General Counsel and Assistant Clerk of the Company. Before joining the Company in 1986, he served as Assistant General Counsel of Bank of Boston Corporation and its principal subsidiary, The First National Bank of Boston. Mr. Fischer is, and has been since 1984, a member of the faculty of the Morin Center for Banking and Financial Law Studies of Boston University School of Law. He also serves as Executive Vice President, General Counsel and Secretary of USTC, USTrust, Braintree and Concord and Clerk of UST Capital Corp., UST Leasing Corporation and various other nonbanking subsidiaries.

Ms. Stevens, who has served as Executive Vice President and Senior Lending Officer of the Company since 1993, was also elected to the positions of Vice Chairman and Senior Lending Officer of USTrust and Chairman of the Senior Credit Committee of the Company and USTrust in 1995. Ms. Stevens has been a senior officer in the Commercial Lending function since she joined the Company in 1985. Ms. Stevens is also President of UST Capital Corp.

Ms. Armstrong serves as Executive Vice President/Commercial Lending of the Company, USTrust, Braintree and Concord. In that capacity she oversees the commercial lending, asset-based lending and commercial real estate lending functions of the Company. From 1993 to 1995 Ms. Armstrong served as Senior Vice President/Credit Administration of the Company. Ms. Armstrong joined the Company in 1985 and served in various credit administration functions from 1985 until she assumed her position as Executive Vice President/Commercial Lending in 1995.

Mr. McAlear was elected Executive Vice President/Controlled Loans and Credit of the Company in 1994. He has served as Vice Chairman of USTrust since he joined the Company in 1990. His primary responsibilities involve the supervision of the controlled loan, owned real estate and credit administration functions of USTrust and the Company, as well as supervision of the integration of banks and branches acquired by the Company. Prior to 1990, Mr. McAlear served as an Executive Vice President in the lending area of the Bank of New England. Mr. McAlear also serves as Executive Vice President and Chief Operating Officer of Braintree.

Ms. Moot joined the Company in 1995 and serves as Executive Vice President/Marketing and Retail Banking of the Company and USTrust. Prior to joining the Company, Ms. Moot served as a consultant to more than two dozen commercial and savings bank clients between 1988 and 1995 and served as Vice President of Commercial Marketing at Shawmut Bank, Boston, MA from 1985 to 1988.

Mr. Huskins was elected Executive Vice President/Administration of the Company in August 1993. Mr. Huskins is also responsible for the leasing activities of the Company. Prior to joining the Company, Mr. Huskins served as President, Sterling Protection Company, Watertown, MA (security systems) from 1990 to 1993 and as Vice Chairman of Chancellor Corporation, Boston, MA (leasing) from 1977 to 1989. Mr. Huskins also serves as Executive Vice President and Chief Operating Officer of Concord and Chairman of the Board and President of UST Leasing Corporation.

Ms. Lerner has served as Senior Vice President of the Company since she joined the Company in 1988. She directs the Human Resources activities of the Company, USTrust and USTC. Prior to her joining the Company, Ms. Lerner served in a similar capacity for the Provident Institution for Savings in Boston.

Mr. Sullivan has served as Senior Vice President/Operations of the Company since 1994. He has served since 1988 and continues to serve as Senior Vice President of USTrust. In those capacities, he has responsibility for the data processing and information systems of the Company as well as for its operations activities. Prior to 1988, Mr. Sullivan served as Executive Vice President of Operations with BayBanks Systems, Inc. in Waltham, Massachusetts. Prior to 1995, he also served as President of UST Data Services Corp. which as of December 31, 1995 was dissolved and became a division of USTrust.

Mr. Clarke was elected Senior Vice President and Controller of the Company in 1994 and of USTrust in 1996. From 1988 to 1994 he served as Vice President and Controller of the Company. Before joining the Company, Mr. Clarke served as Deputy Comptroller of The First National Bank of Boston. Mr. Clarke is also Treasurer of UST Capital Corp.

There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an executive officer.

Other than the information provided in the preceding paragraphs of this Item 10, this item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1996, the close of its fiscal year. The additional information required by this item is incorporated by reference to such proxy statement.



ITEM 11. Executive Compensation

This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1996, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1996, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive Officers and Directors are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it and the information provided by the Directors of the Company, the Company believes that, during 1996, all such filing requirements applicable to its executive officers and directors were complied with by such individuals.

ITEM 13. Certain Relationships and Related Transactions

This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1996, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

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

        None (Information included in Financial Statements).

3.      Exhibits  required to be filed by Item 501 of Regulation S-K and by Item
        13(c)

        (3)     Articles: By-Laws

                3(a) Articles of Organization of the Company as amended to date.*

                3(b) By-laws of the Company as amended to date. (Exhibit to Form 10-K for year ended December 31, 1994)**

        (4) Instruments defining the rights of security holders, including indentures:

                4(a) Specimen of the Company's Common Stock Certificate. (Exhibit 4.1 to Registrant's Registration Statement No. 2-67787 on Form S-l.)**

                4(b) Description of rights of the holders of the Company's Common Stock (Appearing on Page 76 of Registrant's Registration Statement No. 333-15521 on Form S-4).**

                4(c) Note Agreement, dated August 8, 1986, between the Company and holders of the Company's 8.5% Senior Notes Due August 1, 1996. (Exhibit 4(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.)**



                4(d) Rights Agreement, dated September 19, 1995, between UST Corp. and United States Trust Company, as Rights Agent. (Exhibit to Registrant's Form 8-A filed September 26,
                        1995)**

                        4(d)(i) Certificate of Vote Establishing a Series of a Class of Stock. (Exhibit A to Rights Agreement between the Company and United States Trust Company, dated September 19, 1995 and filed as an Exhibit to Registrant's Form 8-A filed September 26, 1995.)**

                        4(d)(ii) Form  of  Rights  Certificate.  (Exhibit  B  to
                                 Rights Agreement between the Company and United States Trust Company, dated September 19, 1995 and filed as an Exhibit to Registrant's Form 8-A filed September 26, 1995.)**

                        4(d)(iii)Summary   of  Rights  to   Purchase   Preferred
                                 Shares. (Exhibit C to Rights Agreement between the Company and United States Trust Company, dated September 19, 1995 and filed as an Exhibit to Registrant's Form 8-A filed September 26, 1995.)**

        (10)    Material Contracts

                10(a) Affiliation Agreement and Plan of Reorganization, dated as of August 30, 1996, between UST Corp. and Walden Bancorp. Inc. (Exhibit to Form 8-K filed on September 11, 1996)**

                10(b) Purchase and Assumption Agreement, dated as of June 18, 1996, between USTrust and The First National Bank of Boston and joined in by Bank of Boston Corporation. (Exhibit to Form 8-K filed on July 1, 1996)**

                        10(b)(i) Amendments  to  the  Purchase  and   Assumption
                                 Agreement between USTrust and The First National Bank of Boston and joined in by Bank of Boston Corporation.*

                10(c) Definitive Agreement and Plan of Merger, dated as of August 15, 1996, between the Company and HUBCO, Inc. (Exhibit to Form 8-K filed on August 16, 1996)**

                10(d) Deferred Compensation Program, as amended to June 16, 1992. (Exhibit to Form 10-K for year ended December 31,
                        1992)**

                10(e) Incentive Stock Option Plan, as amended to May 15, 1990. (Exhibit to Form 10-K for year ended December 31,
                        1992)**

                10(f) Pension Plan, as amended to January 1, 1990. (Exhibit to Form 10-K for year ended December 31, 1991)**

                        10(f)(i) Amendment   dated  December  20,  1994  to  the
                                 Pension Plan as previously amended on January 1, 1990. (Exhibit to Form 10-K for year ended December 31, 1994)**

                        10(f)(ii)Amendment   dated  February  18,  1997  to  the
                                 Pension Plan.*

                10(g) Executive Policy Committee Deferred Benefits Plan dated February 18, 1997.*

                10(h) Employee Stock Ownership Plan, as amended to January 1, 1991. (Exhibit to Form 10-K for year ended December 31,
                        1991)**

                        10(h)(i) December 20, 1994  Amendment to Employee  Stock
                                 Ownership Plan. (Exhibit to Form 10-K for year ended December 31, 1994)**

                10(i)   Employee Savings Plan (formerly known as  Profit-Sharing
                        Plan), as amended to January 1, 1991. (Exhibit to Form 10-K for year ended December 31, 1991)**

                        10(i)(i) Amendment,  as of January 1, 1994,  to Employee
                                 Savings Plan. (Exhibit to Form 10-K for year ended December 31, 1994)**

                        10(i)(ii)Amendment  effective  as of  January 1, 1997 to
                                 Employee Savings Plan.*

                10(j) 1992 Stock Compensation Plan. (Registration Statement Nos. 33-54390 and 2-77803)**

                        10(j)(i) 1992 Stock  Compensation  Plan as  amended  and
                                 restated on November 15, 1994. (Exhibit to Form 10-K for year ended December 31, 1994)**

                10(k) Dividend Reinvestment Plan, as amended. (Exhibit to Registration Statement No. 33-38836 on Form S-3.)**



                10(l) 1989 Directors Stock Option Plan (Exhibit to Form 10-K for year ended December 31, 1989)**

                10(m)   1995  Stock  Option  Plan  for  Non-Employee  Directors.
                        (Exhibit to Proxy Statement for Annual Meeting of Stockholders dated April 20, 1995)**

                        10(m)(i) 1996  Stock   Option   Plan  for   Non-Employee
                                 Directors. (Exhibit to Proxy Statement for Annual Meeting of Stockholders dated April 19,
                                 1996)**

                10(n) Restated and amended Employment Agreement, dated as of November 21, 1995, between the Company and Neal F. Finnegan, President and Chief Executive Officer of the Company. (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(n)(i) Amendment  effective  as of  January 1, 1997 to
                                 the Employment Agreement between the Company and Neal F. Finnegan, President and Chief Executive Officer of the Company.*

                10(o) Executive Employment Agreements with certain members of the Company's Executive Policy Committee, dated as of February 1, 1996:

                        10(o)(i) Restated Employment Agreement between UST Corp.
                                 and Walter E. Huskins, Executive Vice President/Administration of the Company (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(o)(ii)Restated   Employment   Agreement  between  UST
                                 Corp. and James K. Hunt, Executive Vice President, Chief Financial Officer and Treasurer of the Company (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(o)(iii) Restated  Employment  Agreement  between  UST
                                 Corp. and Eric R. Fischer, Executive Vice President, General Counsel and Clerk of the Company (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(o)(iv)Restated   Employment   Agreement  between  UST
                                 Corp. and Linda J. Lerner, Senior Vice President/Human Resources of the Company (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(o)(v) Restated Employment Agreement between UST Corp.
                                 and Kenneth L. Sullivan, Senior Vice President/Operations of the Company (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(o)(vi)Restated   Employment   Agreement  between  UST
                                 Corp. and Katharine C. Armstrong, Executive Vice President/Commercial Lending of the Company (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(o)(vii) Restated  Employment  Agreement  between  UST
                                 Corp. and Suzanne Moot, Executive Vice President/Marketing and Retail Banking of the Company (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(o)(viii) Employment  Agreement  between UST Corp. and
                                 Robert T. McAlear, Executive Vice President/Controlled Loans and Credit of the Company (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(o)(ix)Employment  Agreement  between  UST  Corp.  and
                                 Kathie S. Stevens, Executive Vice President, Senior Lending Officer of the Company (Exhibit to Form 10-K for year ended December 31,
                                 1995)**

                        10(o)(x) Amendments  to Employment  Agreements  10(o)(i)
                                 through 10(o)(ix) dated as of December 17, 1996.*

                10(p) Severance Pay Plan, effective January 1, 1995 (Exhibit to Form 10-K for year ended December 31, 1995)**

                10(q) Senior Officer Severance Pay Plan, effective January 1, 1995 (Exhibit to Form 10-K for year ended December 31,
                        1995)**



                10(r) Asset Management Employment Agreement by and among Employee/Principals of the Asset Management Division of the United States Trust Company and United States Trust Company and UST Corp., effective as of January 1, 1995:

                        10(r)(i) Employment  Agreement  among UST Corp, USTC and
                                 Domenic Colasacco, President of USTC, a wholly-owned subsidiary of the Company (Exhibit to Form 10-K for year ended December 31,
                                 1995)**

                        10(r)(ii)Employment  Agreement among UST Corp., USTC and
                                 Robert A. Lincoln, Senior Vice President, Senior Portfolio Manager of USTC (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(r)(iii) Employment  Agreement  among UST Corp.,  USTC
                                 and Stephen K. Moody, Senior Vice President, Senior Portfolio Manager of USTC (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(r)(iv)Employment  Agreement among UST Corp., USTC and
                                 Lucia B. Santini, Senior Vice President/Administrator of USTC (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(r)(v) Employment  Agreement among UST Corp., USTC and
                                 Robert B. Zevin, Senior Vice President, Economist and Senior Portfolio Manager of USTC (Exhibit to Form 10-K for year ended December 31, 1995)**

                10(s) Asset Management Unifying Agreement by and among Employee/Principals of the Asset Management Division of the United States Trust Company and United States Trust Company and UST Corp., effective as of January 1, 1995 (Exhibit to Form 10-K for year ended December 31,
                        1995)**

                        10(s)(i) Amendment  dated December 31, 1996 to the Asset
                                 Management Unifying Agreement by and among Employee/Principals of the Asset Management Division of the United States Trust Company and United States Trust Company and UST Corp., effective as of January 1, 1995.*

        (11) Statement re: computation of per share earnings (See Note 1 to the Notes to Consolidated Financial Statements.)*

        (21)    Subsidiaries of the Registrant*

        (23)    Consent of Arthur Andersen LLP*

        (27) Article 9 Summary Financial Information for 12 months ended December 31, 1996*

*       Filed herewith.

** Filed as part of a previous Commission filing and incorporated herein by reference.

(b)     Reports on Form 8-K

        None.

(d)     Exhibits being filed

        See Exhibit Index.

(e)  Financial Statement Schedules included in Financial Statements.



                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Corp.

    By s/   NEAL F. FINNEGAN                     By s/   JAMES K. HUNT
       ------------------------                     ----------------------------
            Neal F. Finnegan                             James K. Hunt
            President and Chief Executive Officer        Executive Vice President and Treasurer
            (Principal Executive Officer)                (Principal Financial Officer and
            Date:  March 18, 1997                        Principal Accounting Officer)
                                                         Date:  March 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By s/   CHESTER G. ATKINS                        By s/   SYDNEY L. MILLER
   --------------------------------                 --------------------------------
        Chester G. Atkins, Director                      Sydney L. Miller, Director
        Date: March 18, 1997                             Date: March 18, 1997
By s/   DAVID E. BRADBURY                        By s/   VIKKI L. PRYOR
   --------------------------------                 --------------------------------
        David E. Bradbury, Director                      Vikki L. Pryor, Director
        Date: March 18, 1997                             Date: March 18, 1997
By s/   ROBERT M. COARD                          By s/   GERALD M. RIDGE
   --------------------------------                 --------------------------------
        Robert M. Coard, Director                        Gerald M. Ridge, Director
        Date: March 18, 1997                             Date: March 18, 1997
By s/   DOMENIC COLASACCO                        By s/   WILLIAM SCHWARTZ
   --------------------------------                 --------------------------------
        Domenic Colasacco, Director and                  William Schwartz, Director
        Executive Vice President                         Date: March 18, 1997
        Date: March 18, 1997                     By s/   BARBARA C. SIDELL
By s/   ROBERT L. CULVER                            --------------------------------
   --------------------------------                      Barbara C. Sidell, Director
        Robert L. Culver, Director                       Date: March 18, 1997
        Date: March 18, 1997                     By s/   JAMES V. SIDELL
By s/   ALAN K. DERKAZARIAN                         --------------------------------
   --------------------------------                      James V. Sidell, Director
        Alan K. Derkazarian, Director                    Date: March 18, 1997
        Date: March 18, 1997                     By s/   PAUL D. SLATER
By s/   DONALD C. DOLBEN                            --------------------------------
   --------------------------------                      Paul D. Slater, Director
        Donald C. Dolben, Director                       Date: March 18, 1997
        Date: March 18, 1997                     By s/   EDWARD J. SULLIVAN
By s/   NEAL F. FINNEGAN                            --------------------------------
   --------------------------------                      Edward J. Sullivan, Director
        Neal F. Finnegan, Director                       Date: March 18, 1997
        President and Chief Executive Officer    By s/   G. ROBERT TOD
        Date: March 18, 1997                        --------------------------------
By s/   EDWARD GUZOVSKY                                  G. Robert Tod, Director
   --------------------------------                      Date: March 18, 1997
        Edward Guzovsky, Director                By s/   MICHAEL J. VERROCHI
        Date: March 18, 1997                        --------------------------------
By s/   WALLACE M. HASELTON                              Michael J. Verrochi, Director
   --------------------------------                      Date: March 18, 1997
        Wallace M. Haselton, Director            By s/   GORDON M. WEINER
        Date: March 18, 1997                        --------------------------------
By s/   BRIAN W. HOTAREK                                 Gordon M. Weiner, Director
   --------------------------------                      Date: March 18, 1997
        Brian W. Hotarek, Director
        Date: March 18, 1997
By s/   FRANCIS X. MESSINA
   --------------------------------
        Francis X. Messina, Director
        Date: March 18, 1997






