Form 10-Q
period 1997-03-31
UST CORP /MA/
filed 1997-05-15
CIK 316901

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At April 30, 1997, there were 28,413,078 shares of common stock outstanding, par value $.625 per share.

================================================================================

                                    UST CORP.

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements
     Consolidated Balance Sheets -- March 31, 1997 and December 31, 1996.............................................. 3

     Consolidated Statements of Income -- Three Months Ended March 31, 1997 and 1996.................................. 4

     Consolidated Statements of Changes in Stockholders' Investment -- Three Months Ended
       March 31, 1997 ................................................................................................ 5

     Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1997 and 1996.............................. 6

     Notes to Consolidated Financial Statements....................................................................... 7


   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................  9


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings.........................................................................................20

   ITEM 6.  Exhibits and Reports on Form 8-K..........................................................................20

   SIGNATURES ........................................................................................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                    UST CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                               MARCH 31,        DECEMBER 31,
                                                                                                 1997              1996
                                                                                             -----------        -----------
                                                                                                  (DOLLARS IN THOUSANDS)

                                     ASSETS
       Cash, due from banks and interest-bearing deposits .............................      $   140,776        $   140,069
       Federal funds sold and other short-term investments ............................           68,293            142,901
       Securities:
         Securities available-for-sale:
           Mortgage-backed securities .................................................          390,716            267,726
           U.S. Treasury and federal agencies and other securities ....................          352,819            414,077
                                                                                             -----------        -----------
                  Total securities available-for-sale .................................          743,535            681,803
         Securities held-to-maturity (Note 5) .........................................                             145,564
                                                                                             -----------        -----------
                  Total securities ....................................................          743,535            827,367
       Loans:
         Loans -- net of unearned discount of $17,224,000 in 1997 and
           $18,721,000 in 1996 (Note 2) ...............................................        2,472,828          2,452,813
         Reserve for possible loan losses (Note 2) ....................................          (50,155)           (50,204)
                                                                                             -----------        -----------
                  Total loans, net ....................................................        2,422,673          2,402,609
       Premises, furniture and equipment, net .........................................           57,760             53,439
       Intangible assets, net .........................................................           60,165             66,826
       Other real estate owned, net ...................................................            1,638              1,792
       Loans held-for-sale ............................................................                              12,446
       Other assets ...................................................................           44,461             50,793
                                                                                             -----------        -----------
                  Total assets ........................................................      $ 3,539,301        $ 3,698,242
                                                                                             ===========        ===========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
       Deposits:
          Noninterest-bearing .........................................................      $   568,329        $   599,927
          Interest-bearing:
             NOW ......................................................................          127,544            381,782
             Money market .............................................................          556,369            313,548
             Regular savings ..........................................................          648,247            649,974
          Time:
             Certificates of deposit over $100 thousand ...............................          141,670            168,081
             Other ....................................................................          746,020            742,500
                                                                                             -----------        -----------
                  Total deposits ......................................................        2,788,179          2,855,812
       Short-term and other borrowings ................................................          424,109            478,422
       Other liabilities ..............................................................           36,742             68,419
                                                                                             -----------        -----------
                  Total liabilities ...................................................        3,249,030          3,402,653
       Commitments and contingencies (Note 3)
       Stockholders' investment (Note 4):
         Preferred stock $1 par value; Authorized -- 4,000,000 shares;
           Outstanding -- none
         Common stock $.625 par value; Authorized -- 45,000,000 shares;
           Issued -- 28,407,178 and 28,020,645 shares in 1997 and 1996, respectively ..           17,754             17,590
         Additional paid-in capital ...................................................          112,763            110,644
         Retained earnings ............................................................          166,986            169,465
         Unrealized loss on securities available-for-sale, net of tax .................           (7,261)            (2,576)
         Deferred compensation and other ..............................................               29                466
                                                                                             -----------        -----------
                  Total stockholders' investment ......................................          290,271            295,589
                                                                                             -----------        -----------
                  Total liabilities and stockholders' investment ......................      $ 3,539,301        $ 3,698,242
                                                                                             ===========        ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                         1997              1996
                                                                         ----              ----
                                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
 Interest income:

   Interest and fees on loans ...................................     $    52,479       $    42,769

   Interest and dividends on securities:

     Taxable ....................................................          11,887            13,075

     Non-taxable ................................................             117               145


   Interest on federal funds sold and other short-term
     investments ................................................           1,006               280
                                                                      -----------       -----------

           Total interest income ................................          65,489            56,269
                                                                      -----------       -----------
 Interest expense:

   Interest on deposits .........................................          20,137            17,792


   Interest on borrowings .......................................           5,690             5,523
                                                                      -----------       -----------

           Total interest expense ...............................          25,827            23,315
                                                                      -----------       -----------
   Net interest income ..........................................          39,662            32,954

 Provision for possible loan losses (Note 2) ....................                             1,876
                                                                      -----------       -----------

   Net interest income after provision for possible loan losses..          39,662            31,078
                                                                      -----------       -----------

 Noninterest income:

   Asset management fees ........................................           3,157             3,270

   Corporate services income ....................................           3,150             2,306

   Service charges on deposit accounts ..........................           2,249             1,565

   Gain on sale of loans held-for-sale ..........................           1,804                 3

   Securities gains, net ........................................              11                47


   Other ........................................................           2,062             1,429
                                                                      -----------       -----------

           Total noninterest income .............................          12,433             8,620
                                                                      -----------       -----------
 Noninterest expense:

   Salary and employee benefits .................................          17,702            14,692

   Restructuring charges ........................................          11,752

   Occupancy and equipment expense ..............................           5,048             4,009

   Acquisition and merger-related expense .......................           2,850

   Credit card processing expense ...............................           1,775             1,215

   Deposit insurance assessment .................................             219               312

   Foreclosed asset and workout expense .........................             142               627


   Other ........................................................          10,515             6,998
                                                                      -----------       -----------

           Total noninterest expense ............................          50,003            27,853
                                                                      -----------       -----------
 Income before income taxes .....................................           2,092            11,845


   Income tax provision .........................................           1,730             4,459
                                                                      -----------       -----------

           Net income ...........................................     $       362       $     7,386
                                                                      ===========       ===========

 Per share data:

   Net income (Note 4) ..........................................     $      0.01       $      0.26

   Cash dividends declared ......................................     $      0.10       $      0.06

   Weighted average number of common shares (Note 4) ............      28,696,730        28,522,595




The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                   (UNAUDITED)


                                                       ADDITIONAL              UNREALIZED       DEFERRED
                                             COMMON     PAID-IN     RETAINED   GAIN/(LOSS)     COMPENSATION
                                             STOCK      CAPITAL     EARNINGS   ON SECURITIES    AND OTHER     TOTAL
                                             -----      -------     --------   -------------    ---------     -----
                                                                     (DOLLARS IN THOUSANDS)
Balance December 31, 1996, as
 previously reported.....................    $11,262     $75,710    $112,975     $(2,453)    $   466       $197,960

Adjustments for the Walden Bancorp, Inc.
 pooling of interests....................      6,328      34,934      56,490        (123)                    97,629
                                             -------    --------    --------     -------     -------       --------

Balance December 31, 1996, as restated...     17,590     110,644     169,465      (2,576)        466        295,589

Net income...............................                                362                                    362

Cash dividends declared..................                             (2,841)                                (2,841)

Stock issued under stock option,
  restricted stock and stock
  purchase plans.........................        164       2,119                                              2,283

Change in unrealized loss on securities
 available-for-sale, net of tax.........                                          (4,685)                    (4,685)

Activity in Directors Deferred
  Compensation Program and
  other, net.............................                                                       (437)          (437)
                                             -------    --------    --------      -------    -------       --------

Balance March 31, 1997...................    $17,754    $112,763    $166,986      $(7,261)   $    29      $ 290,271
                                             =======    ========    ========      =======    =======      =========




The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                            1997             1996
                                                                                          ---------        ---------

                                                                                             (DOLLARS IN THOUSANDS)

Cash flows from operating activities:

  Net income ......................................................................       $     362        $   7,386
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses ............................................                            1,876
    Depreciation and amortization .................................................           4,053            1,855
    (Accretion) amortization of securities discount or premium, net ...............             (22)             184
    Securities gains, net .........................................................             (11)             (47)
    Gain on sale of other real estate owned, net ..................................            (160)             (52)
    Gain on sale of loans held-for-sale ...........................................          (1,804)              (3)
    Writedowns of other real estate owned .........................................                              115
    Writedowns of fixed assets ....................................................           1,255
    Deferred income tax expense ...................................................                              999
    Decrease (increase) in other assets ...........................................          14,030          (12,553)
    Decrease in other liabilities .................................................         (32,443)         (17,365)
                                                                                          ---------        ---------
          Net cash used by operating activities ...................................         (14,740)         (17,605)
Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale ............................          90,890           33,014
  Proceeds from maturities of securities available-for-sale .......................          61,632           25,318
  Proceeds from maturities of securities held-to-maturity .........................                           12,546
  Purchases of securities available-for-sale ......................................         (75,984)        (125,699)
  Purchases of securities held-to-maturity ........................................                          (14,397)
  Net decrease in federal funds sold and other
    short-term investments ........................................................          74,608           14,057
  Net (increase) decrease in loans ................................................         (21,123)          32,542
  Proceeds from other real estate owned ...........................................           1,374            1,350
  Proceeds from loans held-for-sale ...............................................          14,250            9,050
  Purchases of premises and equipment .............................................          (7,760)          (1,499)
                                                                                          ---------        ---------
          Net cash provided (used) by investing activities ........................         137,887          (13,718)
Cash flows from financing activities:
  Net decrease in nontime deposits ................................................         (44,742)         (59,185)
  Net decrease in certificates of deposit .........................................         (22,891)          (7,026)
  Net (decrease) increase in borrowings ...........................................         (54,313)          71,621
  Cash dividends paid .............................................................          (2,294)            (741)
  Treasury stock acquired .........................................................                           (1,018)
  Issuance of common stock for cash, net ..........................................           1,800            1,080
                                                                                          ---------        ---------
          Net cash (used) provided by financing activities ........................        (122,440)           4,731
                                                                                          ---------        ---------
  Increase (decrease) in cash and cash equivalents ................................             707          (26,592)
  Cash and cash equivalents at beginning of year ..................................         140,069          152,686
                                                                                          ---------        ---------
  Cash and cash equivalents at end of period ......................................       $ 140,776        $ 126,094
                                                                                          =========        =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ......................................................................       $  25,689        $  21,839
                                                                                          =========        =========
    Income taxes ..................................................................       $   3,881        $  13,219
                                                                                          =========        =========
Noncash transactions:
  Transfers from other assets to securities available-for-sale ....................

  Transfers from securities held-to-maturity to available-for-sale ................       $ 145,564        $   4,180
                                                                                          =========        =========
  Transfers from loans to other real estate owned, net ............................       $   1,564        $   2,257
                                                                                          =========        =========
  Common stock issuance ...........................................................       $     483        $     199
                                                                                          =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)       BASIS OF PRESENTATION

           The consolidated financial statements of UST Corp. and its subsidiaries ("the Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. All prior period amounts included in this Form 10-Q have been restated to reflect the January 3, 1997 acquisition of Walden Bancorp, Inc. as a pooling of interests. Refer to Note 5 for a further discussion of acquisitions. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

           The results of operations for the three-months ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations for the full year or any other interim period.

(2)       RESERVE FOR POSSIBLE LOAN LOSSES

           Analysis of the reserve for possible loan losses for the three months ended March 31, 1997 and 1996 is as follows:


                                                                           1997          1996
                                                                           ----          ----

                                                                         (DOLLARS IN THOUSANDS)

                         Balance at beginning of period .............     $50,204       $68,120

                         Chargeoffs/transfers .......................         860         2,950

                         Recoveries on loans previously charged-off..         811           923
                                                                          -------       -------
                         Net chargeoffs .............................          49         2,027

                         Provided from operations ...................                     1,876
                                                                          -------       -------
                         Balance at end of period ...................     $50,155       $67,969
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

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)        COMMITMENTS AND CONTINGENCIES

           At March 31, 1997, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                               CONTRACT OR NOTIONAL AMOUNT
                                                                  (DOLLARS IN THOUSANDS)

   Commitments to extend credit..................                         $754,000

   Standby letters of credit and
     financial guarantees written................                           58,000

   Commercial letters of credit..................                            3,000

   Foreign exchange contracts....................                            3,000



(4)        NET INCOME PER SHARE CALCULATION

           Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive stock options computed under the treasury stock method. Average dilutive common stock equivalents totaled 433,825 and 484,885 for the three-month periods ended March 31, 1997 and 1996, respectively.

           On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This Statement supersedes APB Opinion No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaces the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect to common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB Opinion No. 15, for all entities with complex capital structures. This Statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The net income per share for the three months ended March 31, 1997 would not change under SFAS No 128.


(5)       ACQUISITIONS

           On January 3, 1997, the Company completed its acquisition of Walden Bancorp, Inc. ("Walden"), a $1.0 billion multi-bank holding company headquartered in Acton, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1.9 shares of the Company's common stock for each share of Walden common stock. The Company's outstanding stock increased by 10,125,540 shares to a total of 28,144,163 shares on the date of acquisition. Based on the closing price of the Company's stock as of January 3, 1997, the market value of the shares exchanged totaled $207 million. Walden's two subsidiary banks, The Braintree Savings Bank and The Co-operative Bank of Concord operated a total of seventeen branches located in the Massachusetts counties of Middlesex, Norfolk and Plymouth. On April 18, 1997 The Co-operative Bank of Concord was merged into USTrust, the Company's principal banking subsidiary. The Braintree Savings Bank will be merged into USTrust on May 16, 1997. The following presentation reflects the line items on a historical basis for Walden and UST Corp. and on a pro forma combined basis assuming the merger was in effect for the periods presented.


                                            UST Corp.        Walden
                                          as originally   as originally      UST Corp.
                                            reported        reported         Restated
                                          -------------   -------------      ---------
                                          (Dollars in thousands, except share amounts)

YEAR ENDED DECEMBER 31, 1996
     Net interest income                  $   96,126       $    39,129       $  135,255
     Net income                               32,662            10,519           43,181
     Net income per share                       1.79              1.97             1.52
     Assets                                2,706,614           995,628        3,702,242
     Deposits                              2,105,866           749,946        2,855,812
     Shareholders' investment                197,960            97,629          295,589

THREE MONTHS ENDED MARCH 31, 1996
     Net interest income                  $   23,375        $    9,579       $   32,954
     Net income                                4,537             2,849            7,386
     Net income per share                       0.25              0.53             0.26
     Assets                                1,963,847         1,019,288        2,983,135
     Deposits                              1,445,833           770,257        2,216,090
     Shareholders' investment                172,449            95,494          267,943

     Upon the completion of the Walden acquisition, the Company redesignated $146 million of former Walden securities from held-to-maturity to securities available-for-sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information. Please refer to "Cautionary Statement Regarding Forward-looking Information" of this Form 10-Q for a further discussion. All 1996 financial data included in this discussion has been restated to reflect the January 3, 1997 acquisition of Walden Bancorp, Inc. as a pooling of interests.

HIGHLIGHTS

       Net income for the quarter ended March 31, 1997, was $362 thousand, or $0.01 per share, compared with $7.4 million, or $0.26 per share, for the same period in 1996. First quarter 1997 results included a nonrecurring charge of $2.8 million for certain nondeductible merger-related expenses and a pre-tax charge of $11.8 million for restructuring expenses associated with the acquisition of Walden Bancorp, Inc. ("Walden") completed during the quarter. First quarter 1997 results were positively affected by the fourth quarter 1996 acquisition of 20 banking branches resulting in the assumption of $508 million in loans and $744 million in deposit and other liabilities from two banking subsidiaries of BankBoston Corp. ("the Branch Purchase"). Also included in first quarter 1997 earnings was a $1.8 million realized gain from the loans held-for-sale portfolio. Excluding the effects of the nonrecurring charges, net income for the 1997 first quarter was $10.3 million, or $0.36 per share.

       The aforementioned nonrecurring items reduced the return on average equity and return on average assets to .49 percent and .04 percent, respectively, from 11.00 percent and 1.01 percent, respectively, last year. Excluding the nonrecurring charges of $14.6 million this quarter, return on average equity and return on average assets were 13.9 percent and 1.18 percent, respectively.

NET INTEREST INCOME ANALYSIS

       Net interest income on a fully taxable equivalent basis was $39.8 million for the three months ended March 31, 1997, compared with $33.2 million in the same quarter of 1996. The $6.6 million increase was largely due to the additional volume of interest-earning assets and interest-bearing liabilities acquired in the Branch Purchase.

       Average earning assets for the quarter were $3.309 billion, $526 million higher than the same period a year ago. Average loan volume increased $544 million over the same quarter last year reflecting the loans acquired in the Branch Purchase and loan growth over the past year. As shown in the table below, the increase in loans and an increase in federal funds sold, partially reduced by a $68 million decline in average securities, resulted in a $11.0 million increase in interest income. Average interest-bearing liabilities increased $450 million to $2.722 billion primarily reflecting deposits acquired in the Branch Purchase. This increase in liabilities added $3.2 million in volume-related interest expense in the quarter. The net effect on net interest income from changes in volume of interest-earning assets and interest-bearing liabilities was an increase of $7.8 million for the three months ended March 31, 1997.

       The yield on average-earning assets decreased to 8.05 percent from 8.16 percent for the same quarter last year reflecting the effect on loan yield of lower market interest rates and external pressure on loan pricing. Yield on loans decreased 38 basis points from last year to 8.78 percent. The net effect on interest income from a lower earning asset yield was a decrease of $1.8 million. The average cost of funds decreased 28 basis points to 3.85 percent. This decrease reflects the favorable impact of low-cost deposits acquired in the Branch Purchase. Rates on new deposit products have remained relatively level since a year ago. The effect on total interest expense from changes in average cost of funds from a year ago was a decrease of $673 thousand.

       This quarter's interest rate margin and spread increased to 4.88 percent and 4.20 percent, respectively, from 4.79 percent and 4.03 percent, respectively, in the first quarter of last year. The improvement was largely attributed to the positive effect of higher loan volumes and low-cost deposits acquired in the Branch Purchase which was only partially offset by the decrease in loan yield. The net effect of rate changes on net interest income for the three-month period ending March 31, 1997 compared to the same quarter last year was a decrease of $1.1 million.

       The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1997 when compared with the three months ended March 31, 1996. Changes attributable to both rate and volume are allocated on a weighted basis.

                                               THREE MONTHS ENDED MARCH 31,
                                                  1997 COMPARED WITH 1996
                                           INCREASE (DECREASE) DUE TO CHANGE IN:
                                           -------------------------------------
                                          AVERAGE        AVERAGE
                                          VOLUME           RATE             TOTAL
                                          ------           ----             -----
                                                   (DOLLARS IN THOUSANDS)
Interest income:
  Interest and fees on loans* ......       $ 11,532        $ (1,861)       $  9,671
  Interest and dividends on securities:
        Taxable ....................         (1,234)             46          (1,188)
        Nontaxable* ................            (23)            (18)            (41)
  Interest on federal funds sold
     and other .....................            703              23             726
                                           --------        --------        --------

        Total interest income* .....         10,978          (1,810)          9,168
                                           --------        --------        --------
Interest expense:
  Interest on regular savings, NOW and
    money market deposits ..........          2,173             154           2,327
  Interest on time deposits ........            889            (872)             17
  Interest on borrowings ...........            123              45             168
                                           --------        --------        --------
        Total interest expense .....          3,185            (673)          2,512
                                           --------        --------        --------
Net interest income ................       $  7,793        $ (1,137)       $  6,656
                                           ========        ========        ========

-----------

* Fully taxable equivalent at the federal income tax rate of 35 percent, and includes applicable state taxes, net of federal benefit. The tax equivalent adjustments were $98 thousand and $57 thousand on loans and nontaxable securities for the three months ended March 31, 1997, respectively.

NONINTEREST INCOME

       Noninterest income for the quarter increased $3.8 million to $12.4 million compared to the same period a year ago. This quarter reflects realized gains on the loans held-for-sale portfolio of $1.8 million compared to a nominal gain last year. Service charges on deposit accounts increased $684 thousand and corporate services income, which includes merchant credit card income, increased $844 thousand reflecting the favorable effect of the Branch Purchase and fee income growth.

NONINTEREST EXPENSE

       Total noninterest expense increased $22.2 million compared to the same quarter last year to $50.0 million. This quarter's nonrecurring acquisition and merger-related expense and restructuring charges account for $14.6 million of the increase. Merger expense of $2.8 million was primarily for professional services paid in connection with the Walden acquisition transaction. Restructuring charges of $11.8 million included expenses paid and provisions for severance payments to former Walden executives and staff, write-offs of certain Walden assets and contract buyouts, system conversion costs, and certain other expenses associated with the integration of the Walden banking subsidiaries. Salary and employee benefits expense and occupancy and equipment expense increased $3.0 million and $1.0 million, respectively, to support the addition of the twenty banking branches acquired in the fourth quarter of 1996. Merchant credit card expense increased $560 thousand consistent with the increase in merchant card income described above, and other noninterest expense, which is detailed below, increased $3.5 million. Partially offsetting these expense increases was a decrease of $485 thousand in foreclosed asset and workout expense reflecting the reduced level of problem assets.

       As displayed in the table below, other noninterest expense increased $3.5 million to $10.5 million from the same quarter last year. Amortization of intangibles increased $1.5 million reflecting the amortization of the premium incurred in the Branch Purchase. Advertising and promotion increased $378 thousand reflecting the continuation of the fourth quarter 1996 product promotions and the beginning of this year's advertising campaign, "THE other
BIG BANK." Service bureau and data processing costs increased $526 thousand largely as a result of higher use of ATM's of nonaffiliated banks by the acquired customers in the Branch Purchase. All other noninterest expense increased $1.5 million reflecting replacement stationery and supplies with the Company's new logo, increased checkbook expense due to free replacements offered to deposit customers acquired in the Branch Purchase and increases in other miscellaneous categories due to the operation of twenty additional banking branches.

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                                1997          1996
                                                ----          ----
Amortization of intangibles ............         2,113           571
Service bureau and other data processing         1,204           678
Advertising and promotion ..............         1,176           798
Legal and consulting ...................           701           639
Litigation provisions ..................                         470
All other ..............................         5,321         3,842
                                               -------       -------
     Total other noninterest expense ...       $10,515       $ 6,998
                                               =======       =======


INCOME TAXES

       The Company recorded income taxes of $1.7 million compared with $4.5 million for the same quarter last year. The effective tax rate for the quarter was 82.7 percent compared with 37.6 percent a year ago, the result of $2.8 million of merger-related charges included in noninterest expense that were not deductible for tax purposes. Excluding these expenses, the effective tax rate would have approximated 39 percent.

        Included in other assets as of March 31, 1997, was a deferred tax asset of approximately $16 million. The Company believes that it is more likely than not that the benefit of this deferred asset will be realized.

ASSETS

       Total assets at March 31, 1997 were $3.539 billion, a decrease of $159 million from $3.698 billion at December 31, 1996. This decrease in asset size was largely attributed to the restructuring of the securities portfolio principally at the acquired Walden banks. Total securities decreased $84 million to $744 million at March 31, 1997. Also, during the quarter, all of the $146 million in securities held-to-maturity at December 31, 1996 was redesignated as securities available-for-sale. Federal funds sold decreased approximately $75 million and the entire $12 million loans held-for-sale portfolio at year-end 1996 was sold during the quarter. Intangible assets decreased $7 million as a result of amortization during the quarter and a reallocation of the Branch Purchase price based upon receipt of appraisals of certain assets acquired. Total loans increased $20 million to $2.473 billion.

       The following table presents the composition of the loan portfolio:


                                               MARCH 31,      DECEMBER 31,       MARCH 31,
                                                 1997             1996             1996
                                              ----------       ----------       ----------
                                                           (DOLLARS IN THOUSANDS)
 Commercial and financial .............       $  811,454       $  820,540       $  660,482
 Commercial real estate:
   Construction .......................           30,895           29,624           15,579
   Developer, investor and land .......          317,050          305,056          342,077
 Consumer:
   Residential mortgage ...............          779,464          804,109          481,463
   Home equity ........................          108,820          107,310           99,821
   Indirect automobile installment ....          336,672          301,072          218,080
   Other consumer .....................           41,280           41,433           33,875
 Lease financing ......................           47,193           43,669           32,680
                                              ----------       ----------       ----------
         Total loans ..................       $2,472,828       $2,452,813       $1,884,057
                                              ==========       ==========       ==========


       The Company's commercial loan portfolios listed above totaled $1.159 billion at March 31, 1997, reflecting a small net increase of $4 million. Excluding overdraft activity, commercial loans increased a net of $13 million during the quarter. Commercial loans increased $141 million from a year ago. Commercial loans acquired in the 1996 Branch Purchase totaled $111 million while commercial loans sold in the fourth quarter 1996 sale of UST Bank/Connecticut, a former banking subsidiary, were approximately $19 million. Excluding these events, the commercial loan portfolios grew $49 million over the past year.

       Residential loans decreased $25 million during the quarter to $779 million due to normal amortization. Since the Company does not originate residential mortgage loans, growth in this portfolio is not expected unless through acquisition. The increase in residential loans from a year ago reflects loans acquired in the 1996 Branch Purchase.

       The indirect automobile loan portfolio continues to experience strong growth as planned. This portfolio grew 12 percent or $36 million this quarter to $337 million. In comparison to a year ago, the portfolio has grown 54 percent, or $119 million. These loans are subjected to the Company's credit quality standards and are not what is referred to in the industry as "subprime" or high risk automobile loans.

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

       At March 31, 1997, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $417 million, or 12 percent of total assets.

       The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term borrowings. Total deposits decreased $68 million during the quarter to $2.788 billion. Noninterest-bearing deposits decreased $32 million since the beginning of the year due to seasonal fluctuations which have normally occurred during the first quarter of the year. Savings deposits, including NOW, money market and regular savings, decreased $13 million to $1.332 billion. The savings deposit balance also reflects a shift from NOW to money market deposits of approximately $214 million this quarter. This was a result of an overnight deposit sweep process recently implemented by the Company's subsidiary bank, USTrust, which transfers certain NOW account balances to money market accounts on a nightly basis then returns the balances to a NOW account status the following morning. The effect of this process, which has no impact on an individual customer's account status, is a reduction of the cash reserve balances that are required to be maintained at the Federal Reserve Bank. This process has become a customary procedure for most large institutions and has Federal Reserve Board approval. Time certificates of deposit decreased $23 million during the quarter to $888 million. Short-term borrowings also decreased during the quarter, $54 million to $424 million, consistent with the reduction in federal funds sold and lower securities balance.

       As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents increased $707 thousand during the three-month period ended
March 31, 1997. Cash used by operations resulted largely from the net increase in other liabilities partially offset by the aggregate of operating income items. Cash provided by investing activities was due to an excess of maturities and sales of securities over cash used for securities purchases and increased loan volume. Net cash used by financing activities was primarily due to decreases in nontime and certificates of deposit and borrowings.

       At March 31, 1997, the parent Company had $3.4 million in cash and $4 million in short-term securities purchased under agreement to resell compared with $.8 million and $14.0 million, respectively, at year end. The decrease in excess funds was primarily due to the net of a $20 million capital contribution to USTrust and the receipt of $12 million in dividends from the Walden banks during the quarter.

INTEREST RATE RISK

       Volatility in interest rates requires the Company to manage interest rate risk which arises from differences in the timing of repricing of assets and liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive ("positive GAP") and in time frames with more liabilities repricing than assets it is liability sensitive ("negative GAP"). Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity, presently equal to approximately 20 percent of total assets. The Company manages its interest rate GAP primarily by lengthening or shortening the maturity structure of its securities portfolio.

       The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate and to a lesser extent the London Interbank Offered Rate ("LIBOR"). The following table summarizes the Company's GAP position at March 31, 1997. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for noninterest bearing deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At March 31, 1997, the one-year cumulative GAP position was negative at $49 million, or approximately 1 percent of total assets.

                                                                       INTEREST SENSITIVE PERIODS
                                                    ---------------------------------------------------------------
                                                    0-30 DAYS     31-90 DAYS    91-365 DAYS    OVER 1 YEAR    TOTAL
                                                    ---------     ----------    -----------    -----------    -----
                                                                         (DOLLARS IN MILLIONS)
Loans, net of reserve ........................       $  916        $   93         $  254         $1,160       $2,423
Federal funds sold and other .................           68                                                       68
Securities ...................................           46            55            105            538          744
Other assets .................................           17                            3            284          304
                                                     ------        ------         ------         ------       ------
       Total assets ..........................       $1,047        $  148         $  362         $1,982       $3,539
                                                     ======        ======         ======         ======       ======

Interest-bearing deposits ....................       $  544        $  137         $  422         $1,117       $2,220
Borrowed funds ...............................          332                           37             55          424
Noninterest-bearing deposits .................          134                                         434          568
Other liabilities and stockholders' equity....                                                      327          327
                                                     ------        ------         ------         ------       ------
       Total liabilities and equity ..........       $1,010        $  137         $  459         $1,933       $3,539
                                                     ======        ======         ======         ======       ======

GAP for period ...............................       $   37        $   11         $  (97)        $   49
                                                     ======        ======         ======         ======
Cumulative GAP ...............................                     $   48         $  (49)        $    0
                                                                   ======         ======         ======

As a percent of total assets .................         1.05%          1.36%        (1.38%)

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

       At March 31, 1997 substandard loans were $26.5 million compared with $37.7 million at December 31, 1996. Loans reported as substandard include loans classified as Substandard or Doubtful as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include nonaccruals, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

       The following table displays the Company's total nonperforming assets and measures performance regarding certain key indicators of asset quality:

                                                    MARCH 31,      DECEMBER 31,      MARCH 31,
                                                      1997             1996             1996
                                                    -------        ------------      ---------
                                                              (DOLLARS IN THOUSANDS)
Nonperforming assets:
   Nonaccrual loans ...........................       $25,755        $33,710        $25,470
   Accruing loans 90 days or more past due ....           524            997            881
   Other real estate owned ("OREO"), net ......         1,638          1,792          4,307
   Restructured loans .........................           754          1,264             67
                                                      -------        -------        -------
Total nonperforming assets ....................       $28,671        $37,763        $30,725
                                                      =======        =======        =======

Reserve for possible loan losses ..............       $50,155        $50,204        $67,969
Net chargeoffs for the quarter ................            49            809          2,027
OREO reserve ..................................           320            320            682

Ratios:
   Reserve to nonaccrual loans ................         194.7%         148.9%         266.9%
   Reserve to total of nonaccrual loans,
     accruing loans 90 days or more past due,
     and restructured loans ...................         185.5%         139.6%         257.3%
   Reserve to period-end loans ................           2.0%           2.0%           3.6%
   Nonaccrual loans and accruing loans over
     90 days past due to period-end loans
     and OREO .................................           1.1%           1.4%           1.4%
   Annualized net chargeoffs to
     average loans ............................           nil             .1%            .4%
   OREO reserve to OREO .......................          16.3%          15.2%          13.7%

       As shown in the table above, total nonperforming assets decreased $9.1 million since December 31, 1996 and $2.1 million from a year ago to $28.7 million. The level of nonperforming assets at quarter end continues to be within the range of industry norms relative to the Company's size and total volume of loans. The reserve for possible loan losses was relatively unchanged since year end at $50.2 million. There was no provision for loan loss this quarter and net chargeoffs were a nominal $49 thousand. The reserve coverage on nonaccrual loans improved this quarter to 194.7 percent. The reserve to total period-end loans remains at 2.0 percent.

       At March 31, 1997, total impaired loans were $18.4 million, comprised of $.3 million that required a reserve for possible loan losses of $.3 million and $18.1 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," are commercial and commercial real estate loans recognized by the Company as nonaccrual and restructured.

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

       No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses to each category of loans is presented below:

                                                   MARCH 31,    DECEMBER 31,   MARCH 31,
                                                     1997          1996          1996
                                                    -------       -------       -------
Reserve for possible loan losses allocation
  to loans outstanding:
Commercial and financial ....................       $17,501       $16,473       $19,501
Commercial real estate:
   Construction .............................           622           556           427
   Developer, investor and land .............         5,215         4,638         7,981
Consumer* ...................................        15,737        15,836        10,332
Lease financing .............................           590           589           400
Unallocated .................................        10,490        12,112        29,328
                                                    -------       -------       -------
      Total loan loss reserve ...............       $50,155       $50,204       $67,969
                                                    =======       =======       =======

----------

  * Consumer loans include indirect automobile installment loans, residential mortgages, home equity lines of credit, credit cards, check credit and other consumer loans.

      The reserve for possible loan losses was $50.2 million at March 31, 1997, consistent with the December 1996 year-end balance. The reserve was $18 million lower than March 31, 1996 balance as a result of earnings credits recorded through the provision for possible loan losses in the second and third quarters of 1996. The unallocated portion of the reserve was 20 percent at March 31, 1997 compared with 24 percent at year end. The decrease of 4 percentage points, or $1.6 million, reflects a reallocation of the reserve to commercial loan categories at the Walden banks during the quarter.

CAPITAL AND DIVIDENDS

       The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1997, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements.

       As a condition to Federal Deposit Insurance Corporation approval of USTrust's fourth quarter 1996 Branch Purchase, USTrust was required to have a Tier I leverage capital ratio of not less than: (i) 4.8 percent, no later than ten days after consummation of the acquisition of the sixteen BayBank branches; and (ii) 5 percent, no later than three months after consummation of the acquisition of the BayBank branches and for a period of six months thereafter. As of March 31, 1997, USTrust continued to be in compliance with the foregoing provisions and the Company expects that these conditions will not have a material adverse impact on the future operations of USTrust. During a period from the consummation of the Branch Purchase in December 1996 until March 5, 1997, USTrust's Total capital to total risk-based assets ratio temporarily fell below the requirement of an adequately capitalized bank. The parent Company effected a $20 million capital contribution to USTrust on March 5, 1997 in order to meet this requirement.

       The actual capital amounts and ratios of the Company and its banking subsidiaries are presented in the following summary:

                                                                            MARCH 31, 1997
                                             ---------------------------------------------------------------------------
                                                         AMOUNT                                   PERCENT
                                             ---------------------------------------------------------------------------
                                                       ADEQUATELY        WELL                    ADEQUATELY     WELL
                                                       CAPITALIZED    CAPITALIZED               CAPITALIZED  CAPITALIZED
                                             ACTUAL      MINIMUMS      MINIMUMS     ACTUAL       MINIMUMS     MINIMUMS
                                             ---------------------------------------------------------------------------
                                                  (DOLLARS IN MILLIONS)
UST Corp. Consolidated:
  Tier 1 leverage capital ............       $235.7       $139.2          N/A         6.77%        4.00%        N/A
  Tier 1 capital .....................        235.7        104.7          N/A         9.00%        4.00%        N/A
  Total (Tier 1 and Tier 2) capital...        268.4        208.1          N/A        10.32%        8.00%        N/A

USTrust:
  Tier 1 leverage capital ............        156.2        129.6       $129.6         6.03%        5.00%       5.00%
  Tier 1 capital .....................        156.2         84.9        127.4         7.36%        4.00%       6.00%
  Total (Tier 1 and Tier 2) capital...        182.8        169.0        211.3         8.66%        8.00%      10.00%

United States Trust Company:
  Tier 1 leverage capital ............          2.7           .5           .7        19.80%        4.00%       5.00%
  Tier 1 capital .....................          2.7           .3           .5        34.72%        4.00%       6.00%
  Total (Tier 1 and Tier 2) capital...          2.7           .7           .8        34.77%        8.00%      10.00%

The Co-operative Bank of Concord:
  Tier 1 leverage capital ............         34.0         18.5         23.2         7.35%        4.00%       5.00%
  Tier 1 capital .....................         34.0          9.3         14.0        14.57%        4.00%       6.00%
  Total (Tier 1 and Tier 2) capital...         37.0         18.7         23.4        15.84%        8.00%      10.00%

The Braintree Savings Bank:
  Tier 1 leverage capital ............         30.4         20.4         25.5         5.95%        4.00%       5.00%
  Tier 1 capital .....................         30.4         11.6         17.4        10.50%        4.00%       6.00%
  Total (Tier 1 and Tier 2) capital...         34.0         23.0         28.7        11.83%        8.00%      10.00%



       The Company paid a cash dividend to stockholders in the first quarter in the amount $2.3 million. On March 18, 1997, a regular quarterly dividend to stockholders was declared of $0.10 per share for a total of $2.8 million payable on April 25, 1997. The Company received cash dividends from subsidiaries during the first quarter of 1997 of $12 million.

RECENT ACCOUNTING DEVELOPMENTS

       On June 30, 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transactions occurring after December 31, 1996, and is to be applied prospectively. This statement was adopted on January 1, 1997 and did not have a material impact on the Company's financial condition or results of operations.

       On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This Statement supersedes APB Opinion No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. Refer to Note 4 to the Notes to Consolidated Financial Statements for a further discussion.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       The preceding Management's discussion contains certain forward-looking statements. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations. The Company disclaims any obligation to announce publicly future events or developments which affect forward-looking statements. Risk factors that could impact current and future performance include but are not limited to: (i) changes in asset quality and resulting credit risk-related losses and expense;
(ii) adverse changes in the economy of the New England region, the Company's primary market, which could further accentuate credit-related losses and expenses; (iii) adverse changes in the local real estate market can also negatively affect credit risk since most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral; (iv) an increasingly competitive New England financial services marketplace, where a large number of bank acquisitions and mergers has resulted in fewer but much larger and financially stronger competitors which could alter Company expectations; (v) fluctuations in market rates and prices can negatively affect net interest margin, asset valuations and expense expectations; and (vi) changing regulatory requirements of federal and state agencies could materially impact future operations of the Company.

                           PART II. OTHER INFORMATION


       For the quarter ended March 31, 1997, Items 2, 3, 4 and 5 of Part II are either inapplicable or would elicit a response of "None" and therefore no reference thereto has been made herein.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

             None.

       (b) Reports on Form 8-K or 8-K/A

       (i) Purchase of Twenty (20) Branches from The First National Bank of Boston and BayBank, N.A.. The Company filed a Current Report on Form 8-K/A with the Commission on February 6, 1997, regarding the consummation of an agreement with The First National Bank of Boston to purchase certain assets and assume certain deposits and other liabilities assigned to twenty (20) branches in the greater Boston, Massachusetts area. Sixteen (16) of the branches were former branches of BayBank, N.A. and four (4) were operated as branches of The First National Bank of Boston. The transaction was consummated in December, 1996.

       (ii) (a) Acquisition of Walden Bancorp, Inc. The Company filed a Current Report on Form 8-K/A with the Commission on February 6, 1997, regarding the consummation of the acquisition by the Company of Walden Bancorp, Inc. ("Walden"), and its two banking subsidiaries, The Braintree Savings Bank and The Co-operative Bank of Concord. The acquisition was consummated on January 3, 1997. In connection with the acquisition of Walden, the Company also named three former Directors of Walden to the Boards of Directors of the Company and USTrust, the Company's principal banking subsidiary. The individuals so elected are David E. Bradbury, G. Robert Tod and Chester G. Atkins. Mr. John C. Doody, also a former Director of Walden, was elected to serve on the Board of Directors of United States Trust Company.

            (b) Acquisition of Walden Bancorp, Inc. The Company filed a Current Report on Form 8-K/A with the Commission on March 4, 1997, regarding the acquisition of Walden and its two banking subsidiaries, The Braintree Savings Bank and The Co-operative Bank of Concord. The Current Report provided Unaudited Pro Forma Combined Financial Statements and Notes for the Company as of December 31, 1996, reflecting the acquisition of Walden.

         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.

Date: May 13, 1997                      By: /s/ Neal F. Finnegan
                                           ------------------------------------
                                              Neal F. Finnegan, President and
                                                 Chief Executive Officer


Date:  May 13, 1997                     By: /s/ James K. Hunt
                                           ------------------------------------
                                               James K. Hunt, Executive Vice
                                               President, Treasurer, and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)