Form 10-Q
period 1997-06-30
UST CORP /MA/
filed 1997-08-14
CIK 316901

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At July 31, 1997, there were 28,505,293 shares of common stock outstanding, par value $.625 per share.
================================================================================

                                    UST CORP.

                                TABLE OF CONTENTS

                                                                                                                            PAGE
                                                                                                                            ----
PART I.   FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

             Consolidated Balance Sheets -- June 30, 1997 and December 31, 1996............................................... 3

             Consolidated Statements of Income -- Three and Six Months Ended June 30, 1997 and 1996........................... 4

             Consolidated Statements of Changes in Stockholders' Investment -- Six Months Ended
               June 30, 1997.................................................................................................. 5

             Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1997 and 1996................................. 6

             Notes to Consolidated Financial Statements....................................................................... 7


           ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................... 10


PART II.  OTHER INFORMATION

           ITEM 1.  Legal Proceedings.........................................................................................21

           ITEM 4.  Submission of Matters to a Vote of Security Holders.......................................................21

           ITEM 6.  Exhibits and Reports on Form 8-K..........................................................................22

           SIGNATURES ........................................................................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                    UST CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      1997            1996
                                                                                  ------------    ------------
                                                                                    (DOLLARS IN THOUSANDS)
                              ASSETS
Cash, due from banks and interest-bearing deposits ............................   $    136,204    $    140,069
Federal funds sold and other short-term investments ...........................        105,142         142,901
Securities:
  Securities available-for-sale:
    Mortgage-backed securities ................................................        393,867         267,726
    U.S. Treasury and federal agencies and other securities ...................        306,564         414,077
                                                                                  ------------    ------------
           Total securities available-for-sale ................................        700,431         681,803
  Securities held-to-maturity (Note 5) ........................................                        145,564
                                                                                  ------------    ------------
           Total securities ...................................................        700,431         827,367
Loans:
  Loans -- net of unearned discount of $16,001,000 in 1997 and
    $18,721,000 in 1996 (Note 2) ..............................................      2,562,601       2,452,813
  Reserve for possible loan losses (Note 2) ...................................        (50,155)        (50,204)
                                                                                  ------------    ------------
           Total loans, net ...................................................      2,512,446       2,402,609
Premises, furniture and equipment, net ........................................         61,573          53,439
Intangible assets, net ........................................................         58,916          66,826
Other real estate owned, net ..................................................            692           1,792
Loans held-for-sale ...........................................................                         12,446
Other assets ..................................................................         44,650          50,793
                                                                                  ------------    ------------
           Total assets .......................................................   $  3,620,054    $  3,698,242
                                                                                  ============    ============

             LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
   Noninterest-bearing ........................................................   $    589,587    $    599,927
   Interest-bearing:
      NOW .....................................................................         49,644         381,782
      Money market ............................................................        614,086         313,548
      Regular savings .........................................................        649,188         649,974
   Time:
      Certificates of deposit over $100 thousand ..............................        165,498         168,081
      Other ...................................................................        747,307         742,500
                                                                                  ------------    ------------
           Total deposits .....................................................      2,815,310       2,855,812
Short-term borrowings .........................................................        438,130         412,331
Other borrowings ..............................................................         28,504          66,091
Other liabilities .............................................................         35,332          68,419
                                                                                  ------------    ------------
           Total liabilities ..................................................      3,317,276       3,402,653
Commitments and contingencies (Note 3)
Stockholders' investment (Note 4):
  Preferred stock $1 par value; Authorized -- 4,000,000 shares; Outstanding --
none
  Common stock $.625 par value; Authorized -- 45,000,000 shares;
    Issued -- 28,469,820 and 28,020,645 shares in 1997 and 1996, respectively .         17,794          17,590
  Additional paid-in capital ..................................................        115,610         110,644
  Retained earnings ...........................................................        172,382         169,465
  Unrealized loss on securities available-for-sale, net of tax ................         (3,253)         (2,576)
  Deferred compensation and other .............................................            245             466
                                                                                  ------------    ------------
           Total stockholders' investment .....................................        302,778         295,589
                                                                                  ------------    ------------
           Total liabilities and stockholders' investment .....................   $  3,620,054    $  3,698,242
                                                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                 ----------------------------    ----------------------------
                                                                     1997           1996             1997            1996
                                                                     ----           ----             ----            ----
                                                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest income:
  Interest and fees on loans .................................   $     54,647    $     42,470    $    107,126    $     85,234
  Interest and dividends on securities:
    Taxable ..................................................         11,131          13,234          23,018          26,310
    Nontaxable ...............................................            271             144             388             289
  Interest on federal funds sold and other short-term
    investments ..............................................          1,065             376           2,071             656
                                                                 ------------    ------------    ------------    ------------
                Total interest income ........................         67,114          56,224         132,603         112,489
                                                                 ------------    ------------    ------------    ------------
Interest expense:
  Interest on deposits .......................................         20,284          17,484          40,421          35,270
  Interest on borrowings .....................................          5,736           6,213          11,426          11,742
                                                                 ------------    ------------    ------------    ------------
                Total interest expense .......................         26,020          23,697          51,847          47,012
                                                                 ------------    ------------    ------------    ------------
  Net interest income ........................................         41,094          32,527          80,756          65,477
Provision for possible loan losses (Note 2) ..................            300          (5,248)            300          (3,375)
                                                                 ------------    ------------    ------------    ------------
  Net interest income after provision for possible loan
    losses ...................................................         40,794          37,775          80,456          68,852
                                                                 ------------    ------------    ------------    ------------

Noninterest income:
  Asset management fees .....................................           3,188           3,282           6,345           6,552
  Service charges on deposit accounts .......................           2,172           1,528           4,421           3,094
  Corporate services income, net ............................           1,384           1,160           2,759           2,251
  Securities losses, net ....................................            (584)           (122)           (573)            (73)
  Gain on sale of loans held-for-sale .......................                              12           1,804              15
  Other .....................................................           1,888           1,541           3,950           2,971
                                                                 ------------    ------------    ------------    ------------
                Total noninterest income ....................           8,048           7,401          18,706          14,810
                                                                 ------------    ------------    ------------    ------------
Noninterest expense:
  Salary and employee benefits ..............................          18,096          14,323          35,798          29,022
  Occupancy and equipment expense ...........................           4,567           3,692           9,615           7,705
  Deposit insurance assessment ..............................             255             311             321           1,036
  Foreclosed asset and workout expense ......................             179             408             502             623
  Restructuring charges .....................................                                          11,752
  Acquisition and merger-related expense ....................                                           2,850
  Other .....................................................          11,899           7,233          22,386          14,222
                                                                 ------------    ------------    ------------    ------------
                Total noninterest expense ....................         34,996          25,967          83,224          52,608
                                                                 ------------    ------------    ------------    ------------
Income before income taxes ..................................          13,846          19,209          15,938          31,054
  Income tax provision ......................................           5,602           7,417           7,332          11,876
                                                                 ------------    ------------    ------------    ------------
                Net income ..................................    $      8,244    $     11,792    $      8,606    $     19,178
                                                                 ============    ============    ============    ============

Per share data:
  Net income (Note 4) .......................................    $       0.29    $       0.41    $       0.30    $       0.67
  Cash dividends declared ...................................    $       0.10    $       0.08    $       0.20    $       0.14
  Weighted average number of common shares (Note 4) .........      28,873,654      28,422,465      28,785,672      28,472,957


The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                   (UNAUDITED)

                                                          ADDITIONAL                 UNREALIZED        DEFERRED
                                                COMMON     PAID-IN     RETAINED      GAIN/(LOSS)     COMPENSATION
                                                STOCK      CAPITAL     EARNINGS     ON SECURITIES     AND OTHER        TOTAL
                                              ---------   ----------   ---------    -------------    ------------    ---------
                                                                         (DOLLARS IN THOUSANDS)
Balance December 31, 1996, as
  previously reported .....................   $  11,262   $   75,710   $ 112,975      $  (2,453)        $  466       $ 197,960

Adjustments for the Walden Bancorp, Inc. ..
  pooling of interests ....................       6,328       34,934      56,490           (123)                        97,629
                                              ---------   ----------   ---------      ---------         ------       ---------

Balance December 31, 1996, as restated ....      17,590      110,644     169,465         (2,576)           466         295,589

Net income ................................                                8,606                                         8,606

Cash dividends declared ...................                               (5,689)                                       (5,689)

Stock issued under stock option, restricted
  stock and stock purchase plans ..........         204        4,966                                                     5,170

Change in unrealized loss on securities
  available-for-sale, net of tax ..........                                                (677)                          (677)

Activity in Directors Deferred Compensation
  Program and other, net ..................                                                               (221)           (221)
                                              ---------   ----------   ---------      ---------         ------       ---------

Balance June 30, 1997 .....................   $  17,794   $  115,610   $ 172,382      $  (3,253)        $  245       $ 302,778
                                              =========   ==========   =========      =========         ======       =========


The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------
                                                                             1997        1996
                                                                             ----        ----
                                                                          (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income ..........................................................   $   8,606    $  19,178
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses ................................         300       (3,375)
    Depreciation and amortization .....................................       6,605        3,096
    (Accretion) amortization of securities discount or premium, net ...        (124)         134
    Securities losses, net ............................................         573           73
    Gain on sale of other real estate owned, net ......................         (99)        (283)
    Gain on sale of loans held-for-sale ...............................      (1,804)         (15)
    Writedowns of other real estate owned .............................          47          245
    Writedowns of fixed assets ........................................       1,255
    Deferred income tax expense .......................................                   (7,342)
    Net change in other assets and other liabilities ..................     (19,830)     (22,366)
                                                                          ---------    ---------
          Net cash used by operating activities .......................      (4,471)     (10,655)
Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale ................     175,177       62,086
  Proceeds from maturities of securities available-for-sale ...........      99,298       69,137
  Proceeds from maturities of securities held-to-maturity .............                   23,972
  Purchases of securities available-for-sale ..........................    (148,949)    (151,658)
  Purchases of securities held-to-maturity ............................                  (65,930)
  Net decrease (increase) in federal funds sold and other
    short-term investments ............................................      37,759         (642)
  Net increase in loans ...............................................    (111,965)     (47,080)
  Proceeds from other real estate owned ...............................       2,980        2,828
  Proceeds from loans held-for-sale ...................................      14,250       12,861
  Purchases of premises and equipment .................................     (12,721)      (2,631)
                                                                          ---------    ---------
          Net cash provided (used) by investing activities ............      55,829      (97,057)
Cash flows from financing activities:
  Net decrease in nontime deposits ....................................     (42,726)     (34,362)
  Net increase in certificates of deposit .............................       2,224       36,667
  Net (decrease) increase in borrowings ...............................     (11,788)      93,222
  Cash dividends paid .................................................      (5,135)      (2,669)
  Treasury stock acquired .............................................                   (3,363)
  Issuance of common stock for cash, net ..............................       2,202        2,445
                                                                          ---------    ---------
          Net cash (used) provided by financing activities ............     (55,223)      91,940
                                                                          ---------    ---------
  Decrease in cash and cash equivalents ...............................      (3,865)     (15,772)
  Cash and cash equivalents at beginning of year ......................     140,069      126,115
                                                                          ---------    ---------
  Cash and cash equivalents at end of period ..........................   $ 136,204    $ 110,343
                                                                          =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ..........................................................   $  51,509    $  47,004
                                                                          =========    =========
    Income taxes ......................................................   $   6,680    $  16,179
                                                                          =========    =========
Noncash transactions:
  Transfers from other assets to securities available-for-sale ........                $   4,180
                                                                                       =========
  Transfers from securities held-to-maturity to available-for-sale ....   $ 145,564    $   4,312
                                                                          =========    =========
  Transfers from loans to other real estate owned, net ................   $   2,922    $     550
                                                                          =========    =========
  Common stock issuance ...............................................   $   1,048    $      93
                                                                          =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

          The consolidated financial statements of UST Corp. and its subsidiaries ("the Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. All prior period amounts included in this Form 10-Q have been restated to reflect the January 3, 1997 acquisition of Walden Bancorp, Inc. as a pooling of interests. Refer to Note 5 for a further discussion of acquisitions. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Certain prior period amounts have been reclassified to reflect current reporting classifications.

          The results of operations for three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results of operations for the full year or any other interim period.

(2)  RESERVE FOR POSSIBLE LOAN LOSSES

          Analysis of the reserve for possible loan losses for the six months ended June 30, 1997 and 1996 is as follows:

                                                            1997         1996
                                                            ----         ----
                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period ......................     $ 50,204     $ 68,120

Chargeoffs/transfers ................................        2,836        4,660
Recoveries on loans previously charged-off ..........        2,487        7,042
                                                          --------     --------
Net chargeoffs (recoveries) .........................          349       (2,382)
Provision (credit) for possible loan losses .........          300       (3,375)
                                                          --------     --------
Balance at end of period ............................     $ 50,155     $ 67,127
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

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)  COMMITMENTS AND CONTINGENCIES

          At June 30, 1997, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                 CONTRACT OR NOTIONAL AMOUNT
                                                 ---------------------------
                                                    (DOLLARS IN THOUSANDS)
   Commitments to extend credit .............             $678,000

   Standby letters of credit and
     financial guarantees written ...........               59,000

   Commercial letters of credit .............                5,000

   Foreign exchange contracts ...............                4,000


(4)  NET INCOME PER SHARE CALCULATION

          Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive stock options computed under the treasury stock method. Average dilutive common stock equivalents totaled 441,512 and 437,695 for the three- and six-month periods ended June 30, 1997, respectively, and 518,932 and 558,487 for the three- and six-month periods ended June 30, 1996.

          On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This Statement supersedes APB Opinion No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaces the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB Opinion No. 15, for all entities with complex capital structures. This Statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The net income per share for the three and six months ended June 30, 1997 would not change under SFAS No. 128.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  ACQUISITIONS

          On January 3, 1997, the Company completed its acquisition of Walden Bancorp, Inc. ("Walden"), a $1.0 billion multi-bank holding company headquartered in Acton, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1.9 shares of the Company's common stock for each share of Walden common stock. The Company's outstanding stock increased by 10,125,540 shares to a total of 28,144,163 shares on the date of acquisition. Based on the closing price of the Company's stock as of January 3, 1997, the market value of the shares exchanged totaled $207 million. Walden's two subsidiary banks, The Braintree Savings Bank and The Co-operative Bank of Concord operated a total of seventeen branches located in the Massachusetts counties of Middlesex, Norfolk and Plymouth. On April 18, 1997, The Co-operative Bank of Concord was merged into USTrust, the Company's principal banking subsidiary. The Braintree Savings Bank was merged into USTrust on May 16, 1997. The following presentation reflects key line items on a historical basis for Walden and UST Corp. and on a pro forma combined basis assuming the merger was in effect for the periods presented.

                                            UST CORP. AS            WALDEN AS            UST CORP.
                                        ORIGINALLY REPORTED     ORIGINALLY REPORTED      RESTATED
                                        -------------------     -------------------     ----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
    YEAR ENDED DECEMBER 31, 1996
        Net interest income ..........        $   96,126           $   39,129           $  135,255
        Net income ...................            32,662               10,519               43,181
        Net income per share .........              1.79                 1.97                 1.52
        Total assets .................         2,706,614              995,628            3,702,242
        Total deposits ...............         2,105,866              749,946            2,855,812
        Total shareholders'
          investment .................           197,960               97,629              295,589

    THREE MONTHS ENDED JUNE 30, 1996
        Net interest income ..........        $   22,660           $    9,867           $   32,527
        Net income ...................             8,824                2,968               11,792
        Net income per share .........              0.49                 0.55                 0.41

    SIX MONTHS ENDED JUNE 30, 1996
        Net interest income ..........        $   46,035           $   19,442           $   65,477
        Net income ...................            13,361                5,817               19,178
        Net income per share .........              0.74                 1.07                 0.67
        Total assets .................         2,027,016            1,051,743            3,078,759
        Total deposits ...............         1,516,377              768,229            2,284,606
        Total shareholders'
          investment .................           177,145               97,255              274,400

          Upon the completion of the Walden acquisition, the Company redesignated $146 million of former Walden securities from held-to-maturity to securities available-for-sale.

          On August 12, 1997, the Company announced the execution of a definitive agreement to acquire Firestone Financial Corp. ("Firestone"), a $87 million small business equipment finance company headquartered in Newton, Massachusetts. The transaction, which will be accounted for as a pooling of interests, is expected to close during the fourth quarter of 1997, and is structured as a tax-free exchange of 0.63 shares of the Company's common stock for each share of Firestone common stock. There are 2.0 million outstanding shares of Firestone common stock which is closely held. The Company's common stock to be exchanged for Firestone common stock will not have been registered prior to the effectiveness of the transaction and may not be offered or resold absent registration or an applicable exemption from registration requirements. At the Company's closing common stock price of $21.75 on August 8, 1997, the transaction would be valued at approximately $27.4 million. The agreement is subject to the approval of federal and state bank regulation authorities. The Company expects an estimated one-time, pre-tax charge of $900 thousand for acquisition-related costs in connection with the transaction.

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

HIGHLIGHTS

       Net income for the quarter ended June 30, 1997, was $8.2 million, or $0.29 per share, compared with $11.8 million, or $0.41 per share, for the same period in 1996. The second quarter results in 1996 reflected a $5.2 million net pre-tax earnings credit that was recorded through the provision for possible loan losses and added significantly to last year's results. For the six months ended June 30, 1997, net income was $8.6 million, or $0.30 per share, compared with $19.2 million, or $0.67 per share, reported for the first half of 1996. Results for the 1997 period included a nonrecurring charge of $2.8 million for certain nondeductible merger-related expenses and a pre-tax charge of $11.8 million for restructuring expenses associated with the acquisition of Walden accounted for as a pooling of interests and completed in January 1997. Also during the first six months of this year the Company realized a $1.8 million gain on the loans held-for-sale portfolio. Both the second quarter and first six months of this year were positively affected by the fourth quarter 1996 acquisition of 20 banking branches resulting in the assumption of $508 million in loans and $744 million in deposit and other liabilities from two banking subsidiaries of BankBoston Corp. ("the Branch Purchase").

       Return on average equity and average assets were 10.96 percent and .93 percent, respectively, comparatively lower than the 17.32 percent and 1.57 percent earned in the same quarter last year which included the aforementioned $5.2 million pre-tax credit recorded through the provision for possible loan losses.

NET INTEREST INCOME ANALYSIS

       Net interest income on a fully taxable equivalent basis was $41.3 million in the second quarter 1997, compared with $32.7 million in the same quarter last year. For the first six months of 1997, net interest income on a fully taxable equivalent basis was $81.2 million compared with $65.9 million last year. The increase in net interest income for both periods was due largely to the additional volume of interest-earning assets and interest-bearing liabilities acquired in the Branch Purchase. Average loan volume increased $596 million and $570 million over the same quarter and first six months of 1996, respectively, reflecting the loans acquired in the Branch Purchase and loan growth over the past year. This quarter's average loan growth over the first quarter of this year was 4 percent, or $87 million. Average securities decreased $154 million and $109 million for the three- and six-month periods, respectively, as a part of a portfolio restructuring program to sell off lower-yielding securities. As shown in the table below, the increase in loans and an increase in federal funds sold, partially reduced by lower average securities resulted in a $11.3 million and $22.8 million volume-related increase in interest income for the three- and six-month comparisons, respectively. Average interest-bearing liabilities increased $417 million for the quarter and $429 million for the first six months due mostly to the deposits acquired in the Branch Purchase. This increase in liabilities added $2.7 million and $5.9 million in volume-related interest expense in the three- and six-month periods, respectively. The net effect on net interest income from changes in volume of interest-earning assets and interest-bearing liabilities was an increase of $8.6 million and $16.0 million for the three and six months ended June 30, 1997.

       Yield on loans decreased 20 basis points and 31 basis points to 8.73 percent and 8.75 percent for the three and six months ended June 30, 1997, reflecting the effect of a lower interest rate environment and some external pressure on loan pricing. Securities yield increased 20 basis points to 6.20 percent this quarter reflecting the benefit of a portfolio restructuring initiative to increase yield. The net effect on interest income from rate changes on earning assets was a decrease of $406 thousand and $2.7 million for the three- and six-month comparisons. Yield on total deposits decreased 28 basis points and 31 basis points for the three- and six-month periods, respectively. The effect on total interest expense from rate changes in deposits and other interest-bearing liabilities was a decrease of $378 thousand and $1.0 million for the three- and six-month periods. The net effect of rate changes on net interest income for the three and six months ending June 30, 1997, compared to the same periods last year, was a decrease of $28 thousand and $1.6 million, respectively.

       The yield on total average-earning assets increased slightly to 8.09 percent and 8.07 percent from 7.97 percent and 8.05 percent from the three- and six-month periods last year, respectively. The earning asset yield increase reflects the effect of a favorable change in mix of earning assets which was only partially offset by the aforementioned loan yield decline. As a percentage of interest-earning assets, higher-yielding loans increased to 75 percent and 74 percent for the three- and six-month periods, respectively, from 67 percent for both periods last year. Yield on interest-bearing liabilities decreased reflecting lower deposit costs, from 4.09 percent and 4.12 percent last year to
3.81 percent and 3.83 percent for the three- and six-month periods this year, respectively. As a result of these favorable changes, interest rate margin and spread for the quarter improved from 4.62 percent and 3.87 percent last year to
4.96 percent and 4.28 percent this year. For the six-month period, margin and spread increased from 4.70 percent and 3.94 percent last year to 4.92 percent and 4.24 percent this year.

       The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 1997 when compared with the three and six months ended June 30, 1996. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                   THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                     1997 COMPARED WITH 1996                    1997 COMPARED WITH 1996
                                               INCREASE (DECREASE) DUE TO CHANGE IN:      INCREASE (DECREASE) DUE TO CHANGE IN:
                                               -------------------------------------      -------------------------------------
                                                AVERAGE       AVERAGE                      AVERAGE       AVERAGE
                                                 VOLUME        RATE          TOTAL          VOLUME        RATE          TOTAL
                                                -------       -------        -----         -------       -------        -----
                                                                         (DOLLARS IN THOUSANDS)
Interest income:
  Interest and fees on loans* ............     $ 13,006      $   (856)     $ 12,150        $ 24,825      $ (2,984)     $ 21,841
  Interest and dividends on securities:
      Taxable ............................       (2,268)          166        (2,102)         (2,882)         (410)       (3,292)
      Nontaxable* ........................          (75)          270           195            (265)          422           157
  Interest on federal funds sold and
   other .................................          675            14           689           1,113           302         1,415
                                               --------      --------      --------        --------      --------      --------
      Total interest income* .............       11,338          (406)       10,932          22,791        (2,670)       20,121
                                               --------      --------      --------        --------      --------      --------
Interest expense:
  Interest on regular savings, NOW and
    money market deposits ................        2,362          (327)        2,035           4,527           315         4,842
  Interest on time deposits ..............          910          (145)          765           1,840        (1,531)          309
  Interest on borrowings .................         (571)           94          (477)           (489)          173          (316)
                                               --------      --------      --------        --------      --------      --------
      Total interest expense .............        2,701          (378)        2,323           5,878        (1,043)        4,835
                                               --------      --------      --------        --------      --------      --------
Net interest income ......................     $  8,637      $    (28)     $  8,609        $ 16,913      $ (1,627)     $ 15,286
                                               ========      ========      ========        ========      ========      ========

* Fully taxable equivalent at the federal income tax rate of 35 percent, and includes applicable state taxes, net of federal benefit. The tax equivalent adjustments were $97 thousand and $200 thousand on loans and $136 thousand and $195 thousand on nontaxable securities for the three and six months ended June 30, 1997, respectively.

NONINTEREST INCOME

       Noninterest income increased $647 thousand and $3.9 million for the three and six months ended June 30, 1997, respectively. The combination of the favorable effect of the Branch Purchase and fee income growth was reflected in the increases in service charges on deposit accounts and corporate services income for the three and six months ended June 30, 1997. Deposit fees increased $644 thousand and $1.3 million, respectively. Corporate services income, which includes merchant credit card income net of card processing expense, increased $224 thousand and $508 thousand, respectively. Realized losses on securities increased $462 thousand for the quarter and $500 thousand from the same six-month period last year reflecting the sale of low-yielding securities as part of the portfolio restructuring. Other noninterest income reflects increases in both comparisons due mostly to fee income from debit cards, a new product introduced in the fourth quarter of 1996 and higher ATM fee income charged to ATM users from nonaffiliated banks. The six-month comparison also reflects realized gains on the loans held-for-sale portfolio of $1.8 million compared to a nominal gain last year.

NONINTEREST EXPENSE

       Total noninterest expense increased $9.0 million from the same quarter last year to $35.0 million. Salary and employee benefits expense increased $3.8 million while occupancy and equipment expense increased $875 thousand reflecting the addition of the twenty banking branches acquired in the Branch Purchase. Other noninterest expense, which is detailed below, increased $4.7 million. Partially offsetting these expense increases was a decrease of $229 thousand in foreclosed asset and workout expense reflecting the reduced level of problem assets.

       For the six-month comparison, noninterest expense increased $30.6 million to $83.2 million. In the first quarter of this year nonrecurring acquisition and merger-related expense and restructuring charges of $14.6 million were recorded. Merger-related expense of $2.8 million was primarily for professional services paid in connection with the Walden acquisition transaction. Restructuring charges of $11.8 million included expenses paid and provisions for severance payments to former Walden executives and staff, writeoffs of certain Walden assets and contract buyouts, system conversion costs, and certain other expenses associated with the integration of the Walden banking subsidiaries. The increases in salary and employee benefits, occupancy and equipment reflect the operation of twenty additional branches. Other noninterest expense, which is described below, increased $8.2 million.

       As displayed in the table below, other noninterest expense increased $4.7 million and $8.2 million for the three and six months ended June 30, 1997, respectively. In both comparisons the increased service bureau expense reflects the result of higher use of nonaffiliated banks ATM's by the acquired customers in the Branch Purchase, a $230 thousand nonrecurring system conversion cost not included in the first quarter restructuring charge, and higher processing costs due to the branch additions. The increases in advertising and promotion expense are consistent with the Company's' growth in assets and reflect the continuation of the fourth quarter 1996 product promotion and this year's advertising campaign, "THE other BIG BANK." The amortization of intangibles increase reflects the amortization of premium incurred in the Branch Purchase. Litigation expense reflects a large settlement of a certain litigation matter during the current quarter. Increases in legal and consulting fees include the legal expenses associated with this year's litigation settlement and a $140 thousand one-time restructuring-related consulting expense. All other noninterest expense increased $1.9 million and $3.4 million for the three- and six-month periods. The largest increases for both periods were in checkbook expense due to free replacements offered to deposit customers acquired in the Branch Purchase, replacement stationery and supplies with the Company's new logo, and other miscellaneous categories due to the operation of twenty additional banking branches.

                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                           ---------------------------     -------------------------
                                             1997                1996        1997              1996
                                             ----                ----        ----              ----
Service bureau and other data processing     1,500                 717       2,716             1,396
Advertising and promotion ..............     1,163                 887       2,354             1,685
Amortization intangibles ...............     1,162                 571       3,273             1,140
Legal and consulting ...................     1,082                 795       1,783             1,433
Litigation provisions ..................     1,150                 300       1,150               770
All other ..............................     5,842               3,963      11,110             7,798
                                           -------             -------     -------           -------
     Total other noninterest expense ...   $11,899             $ 7,233     $22,386           $14,222
                                           =======             =======     =======           =======

       The Company recently initiated a study of the impact of the so-called Year 2000 problem on its information systems. The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches. Once an assessment of the Company's systems is complete, a specific work plan will be developed and implemented. The Company currently believes it will be able to modify or replace any affected systems in time to minimize any detrimental effects on operations. The cost of the plan development and implementation, however, may materially effect the future operating results of the Company in the period(s) in which such expense is incurred.

INCOME TAXES

       The Company recorded income taxes of $5.6 million compared with $7.4 million for the same quarter last year. The effective tax rate for the quarter was 40.5 percent compared with 38.6 percent a year ago. Included in other assets as of June 30, 1997 was a deferred tax asset of approximately $10 million. The Company believes that it is more likely than not that the benefit of this deferred asset will be realized.

ASSETS

       Total assets at June 30, 1997 were $3.620 billion, a decrease of $78 million from $3.698 billion at December 31, 1996. This decrease in asset size was largely attributed to the restructuring of the securities portfolio principally at the acquired Walden banks. Total securities decreased $127 million to $700 million at June 30, 1997. Also, during the year, the securities held-to-maturity portfolio existing at December 31, 1996 was redesignated as securities available-for-sale. Federal funds sold decreased approximately $38 million and the entire $12 million loans held-for-sale portfolio at year-end 1996 was sold during the first quarter. Intangible assets decreased $8 million as a result of amortization during the year and a reallocation of the Branch Purchase price based upon receipt of appraisals of certain assets acquired. Total loans increased $110 million to $2.563 billion.

The following table presents the composition of the loan portfolio:

                                        JUNE 30,     MARCH 31,   DECEMBER 31,    JUNE 30,
                                          1997         1997         1996           1996
                                       ----------   ----------   ------------   ----------
                                                      (DOLLARS IN THOUSANDS)
 Commercial and financial ..........   $  855,846   $  811,454    $  820,540    $  707,031
 Commercial real estate:
   Construction ....................       47,392       30,895        29,624        17,359
   Developer, investor and land ....      283,481      317,050       305,056       338,222
 Consumer:
   Residential mortgage ............      772,157      779,464       804,109       476,367
   Home equity .....................      111,692      108,820       107,310       100,166
   Indirect automobile installment .      401,154      336,672       301,072       250,535
   Other consumer ..................       40,051       41,280        41,433        38,090
 Lease financing ...................       50,828       47,193        43,669        39,141
                                       ----------   ----------    ----------    ----------
         Total loans ...............   $2,562,601   $2,472,828    $2,452,813    $1,966,911
                                       ==========   ==========    ==========    ==========


       The Company's commercial loan portfolios listed above totaled $1.187 billion at June 30, 1997, reflecting a net increase of $31 million since year-end 1996 and $124 million from a year ago. Commercial loans acquired in the 1996 Branch Purchase totaled $111 million while commercial loans sold in the fourth quarter 1996 sale of UST Bank/ Connecticut, a former banking subsidiary, were approximately $19 million. Excluding these events, the commercial loan portfolios grew $32 million over the past year. The June 30, 1997 commercial balances listed reflect some reclassifications among commercial loan categories of former Walden bank loans as compared to prior periods.

       Residential loans decreased $32 million during the year to $772 million due to normal amortization. Since the Company does not originate residential mortgage loans, growth in this portfolio is not expected unless through acquisition. The increase in residential loans from a year ago reflects loans acquired in the Branch Purchase.

       The indirect automobile loan portfolio continues to experience strong growth as planned. This portfolio grew 33 percent or $100 million in the first six months of this year to $401 million. In comparison to a year ago, the portfolio has grown 60 percent, or $151 million. These loans are subjected to the Company's credit quality standards and are not what is referred to in the industry as "subprime" or high risk automobile loans.

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

       At June 30, 1997, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $493 million, or 14 percent of total assets.

       The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term and other borrowings. Total deposits decreased $41 million since year-end 1996 to $2.815 billion. Noninterest-bearing deposits decreased $10 million to $590 million from the seasonal high at the beginning of the year. Interest-bearing savings deposits, including NOW, money market and regular savings, decreased $32 million to $1.313 billion. The savings deposit balances also reflect a shift from NOW to money market deposits of over $300 million since the beginning of the year. This was a result of an overnight deposit sweep process implemented earlier this year by the Company's subsidiary bank, USTrust. This process transfers certain NOW account balances to money market accounts on a nightly basis then returns the balances to a NOW account status the following morning. The effect of this process, which has no impact on an individual customer's account status, is a reduction of the cash reserve balances required to be maintained at the Federal Reserve Bank. This process has become a customary procedure for most large institutions and has Federal Reserve Board approval. Time certificates of deposit increased slightly from $911 million at December 31, 1996 to $913 million at June 30, 1997. Short-term and other borrowings, which consist principally of securities sold under agreement to repurchase and borrowings from the Federal Home Loan Bank, decreased $12 million to $467 million, reflective of the reduction in federal funds sold and lower securities balance.

       As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $3.9 million during the six-month period ended June 30, 1997. Cash used by operations resulted largely from the net change in other assets and other liabilities partially offset by the aggregate of operating income items. Cash provided by investing activities was due to an excess of maturities and sales of securities over cash used for securities purchases and increased loan volume. Net cash used by financing activities was primarily due to decreases in nontime deposits and borrowings.

       At June 30, 1997, the parent Company had $1.1 million in cash and $4 million in short-term securities purchased under agreement to resell compared with $.8 million and $14 million, respectively, at year end. The decrease in excess funds was primarily due to the net of a $20 million capital contribution to USTrust, dividends paid to shareholders, and the receipt of $14.5 million in dividends from subsidiaries during the first half of 1997.

INTEREST RATE RISK

       Volatility in interest rates requires the Company to manage interest rate risk which arises from differences in the timing of repricing of assets and liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity, presently equal to approximately 21 percent of total assets. The Company manages its interest rate GAP primarily by lengthening or shortening the maturity structure of its securities portfolio.

       The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate or the London Interbank Offered Rate ("LIBOR"). The following table summarizes the Company's GAP position at June 30, 1997. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for noninterest-bearing deposits. Securities are evaluated in conjunction with the

Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At June 30, 1997, the one-year cumulative GAP position was positive at $103 million, or approximately 3 percent of total assets.

                                                                   INTEREST SENSITIVE PERIODS
                                               ------------------------------------------------------------------
                                               0-30 DAYS     31-90 DAYS    91-365 DAYS     OVER 1 YEAR      TOTAL
                                               ---------     ----------    -----------     -----------      -----
                                                                      (DOLLARS IN MILLIONS)
Loans, net of reserve .............            $   938        $   139        $   334         $ 1,101      $ 2,512
Federal funds sold and other ......                105                                                        105
Securities ........................                 35             54             81             530          700
Other assets ......................                122                             3             178          303
                                               -------        -------        -------         -------      -------
       Total assets ...............            $ 1,200        $   193        $   418         $ 1,809      $ 3,620
                                               -------        -------        -------         -------      =======
Interest-bearing deposits .........            $   513        $   122        $   476         $ 1,115      $ 2,226
Borrowed funds ....................                379                            59              28          466
Noninterest-bearing deposits ......                159                                           430          589
Other liabilities and stockholders'
 equity ...........................                                                              339          339
                                               -------        -------        -------         -------      -------
       Total liabilities and
         equity ...................            $ 1,051        $   122        $   535         $ 1,912      $ 3,620
                                               -------        -------        -------         -------      =======

GAP for period ....................            $   149        $    71        $  (117)        $  (103)
                                               =======        -------        -------         -------
Cumulative GAP ....................                           $   220        $   103         $     0
                                                              =======        =======         =======

As a percent of total assets ......               4.12%          6.08%          2.85%

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

       At June 30, 1997, substandard loans were $34.8 million compared with $37.7 million at December 31, 1996. Loans reported as substandard include loans classified as Substandard or Doubtful as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include nonaccruals, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

       The following table displays the Company's total nonperforming assets and measures performance regarding certain key indicators of asset quality:

                                                   JUNE 30,        MARCH 31,     DECEMBER 31,      JUNE 30,
                                                     1997            1997            1996            1996
                                                   --------        ---------     ------------      --------
                                                                    (DOLLARS IN THOUSANDS)
Nonperforming assets:
   Nonaccrual loans ........................       $ 26,275        $ 25,755        $ 33,710        $ 29,925
   Accruing loans 90 days or more past due .            826             524             997             731
   Other real estate owned ("OREO"), net ...            692           1,638           1,792           4,204
   Restructured loans ......................                            754           1,264             584
                                                   --------        --------        --------        --------
Total nonperforming assets .................       $ 27,793        $ 28,671        $ 37,763        $ 35,444
                                                   ========        ========        ========        ========

Reserve for possible loan losses ...........       $ 50,155        $ 50,155        $ 50,204        $ 67,127
Net chargeoffs (recoveries) for the
 quarter ...................................            300              49             809          (4,406)
OREO reserve ...............................            367             320             320             813

Ratios:
   Reserve to nonaccrual loans .............          190.9%          194.7%          148.9%          224.3%
   Reserve to total of  nonaccrual  loans,
     accruing loans 90 days or more past
     due, and restructured loans ...........          185.1%          185.5%          139.6%          214.9%
   Reserve to period-end loans .............            2.0%            2.0%            2.0%            3.4%
   Nonaccrual loans and accruing loans over
     90 days past due to period-end loans
     and OREO ..............................            1.1%            1.1%            1.4%            1.6%
   Annualized net chargeoffs to
     average loans .........................            nil             nil              .1%            (.9)%
   OREO reserve to OREO ....................           34.7%           16.3%           15.2%           19.3%

       As shown in the table above, total nonperforming assets were $27.8 million at June 30, 1997, which reflects a slight decrease in nonaccrual loans during the quarter, while total nonperformers were down $10 million from the end of 1996. The level of nonperforming assets at quarter end continues to be within the range of industry norms relative to the Company's size and total volume of loans. A nominal provision for possible loan losses of $300 thousand was recorded during the quarter as asset quality remained relatively stable. Losses of $2.0 million were charged against the reserve during the quarter and recoveries on loans previously charged off totaled $1.7 million. At June 30, 1997, the reserve balance was $50.2 million and equaled 191 percent of nonaccrual loans and 2.0 percent of total loans.

       At June 30, 1997, total impaired loans were $18.3 million, comprised of $.5 million that required a reserve for possible loan losses of $.3 million and $17.8 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") are commercial and commercial real estate loans recognized by the Company as nonaccrual and restructured.

       The Company maintains a reserve for possible loan losses to absorb future chargeoffs of loans and leases in the existing portfolio. The reserve is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against the reserve. Recoveries on amounts previously charged off are added to the reserve when collected. Adequacy of the reserve for possible loan losses is evaluated on a monthly basis using a consistent, systematic methodology which analyzes the size and risk of the loan and lease portfolio. Factors in this analysis include historical loss experience and asset quality, as reflected by delinquency trends, nonaccrual and restructured loans and the Company's credit risk rating profile. Consideration is also given to the current and expected economic conditions and, in particular, how such conditions affect the types of credits in the portfolio and the market area in general. This analysis is documented using a combination of numerical and qualitative analysis and includes sensitivity testing and a written conclusion.

       No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses to each category of loans is presented below:

                                                   JUNE 30,      MARCH 31,   DECEMBER 31,    JUNE 30,
                                                     1997          1997          1996          1996
                                                   --------      ---------   ------------    --------
  Reserve for possible loan losses allocation
   to loans outstanding:
   Commercial and financial .................       $17,315       $17,501       $16,473       $19,836
   Commercial real estate:
      Construction ..........................           897           622           556           463
      Developer, investor and land ..........         4,241         5,215         4,638         7,095
   Consumer* ................................        18,626        15,737        15,836        10,896
   Lease financing ..........................           635           590           589           489
   Unallocated ..............................         8,441        10,490        12,112        28,348
                                                    -------       -------       -------       -------
      Total loan loss reserve ...............       $50,155       $50,155       $50,204       $67,127
                                                    =======       =======       =======       =======

----------
  * Consumer loans include indirect automobile installment loans, residential mortgages, home equity lines of credit, credit cards, check credit and other consumer loans.

         The reserve for possible loan losses was $50.2 million at June 30, 1997, consistent with the March 1997 and December 1996 year-end balances. The reserve was $18 million lower than June 30, 1996 balance as a result of earnings credits recorded through the provision for possible loan losses in the second and third quarters of 1996. The unallocated portion of the reserve was 17 percent at June 30, 1997 compared with 24 percent at year end. The decrease of 7 percentage points, or $3.7 million, reflects a reallocation of the reserve to commercial loan categories at the Walden banks during the quarter and an increase in reserve allocated to the consumer category consistent with loan growth.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements.

       As a condition to Federal Deposit Insurance Corporation approval of USTrust's fourth quarter 1996 Branch Purchase, USTrust was required to have a Tier I leverage capital ratio of not less than: (i) 4.8 percent, no later than ten days after consummation of the acquisition of sixteen BayBank branches; and
(ii) 5 percent, no later than three months after consummation of the acquisition of the BayBank branches and for a period of six months thereafter. As of June 30, 1997, USTrust continued to be in compliance with the foregoing provisions and the Company expects that these conditions will not have a material adverse impact on the future operations of USTrust. During a period from the consummation of the Branch Purchase in December 1996 until March 5, 1997, USTrust's Total capital to total risk-based assets ratio temporarily fell below the requirement of an adequately capitalized bank. The parent Company effected a $20 million capital contribution to USTrust on March 5, 1997 in order to meet this requirement.

       The actual capital amounts and ratios of the Company and its banking subsidiaries as of June 30, 1997 are presented in the following summary:

                                                         AMOUNT                                   PERCENT
                                             ----------------------------------     -------------------------------------
                                                       ADEQUATELY       WELL                    ADEQUATELY        WELL
                                                       CAPITALIZED  CAPITALIZED                 CAPITALIZED    CAPITALIZED
                                             ACTUAL      MINIMUMS     MINIMUMS      ACTUAL        MINIMUMS       MINIMUMS
                                             ------    -----------  -----------     ------      -----------    -----------
                                                   (DOLLARS IN MILLIONS)
UST Corp. Consolidated:
  Tier 1 leverage capital ............       $249.1       $139.8          N/A         7.13%         4.00%          N/A
  Tier 1 capital .....................        249.1        111.2          N/A         8.96%         4.00%          N/A
  Total (Tier 1 and Tier 2) capital ..        283.8        220.3          N/A        10.31%         8.00%          N/A

USTrust:
  Tier 1 leverage capital ............        228.5        171.0       $171.0         6.68%         5.00%         5.00%
  Tier 1 capital .....................        228.5        111.8        167.7         8.18%         4.00%         6.00%
  Total (Tier 1 and Tier 2) capital ..        263.4        222.5        278.1         9.47%         8.00%        10.00%

United States Trust Company:
  Tier 1 leverage capital ............          3.2           .5           .7        23.79%         4.00%         5.00%
  Tier 1 capital .....................          3.2           .3           .5        37.32%         4.00%         6.00%
  Total (Tier 1 and Tier 2) capital ..          3.2           .7           .8        37.37%         8.00%        10.00%

       The Company paid cash dividends to stockholders in the first half of the year in the amount of $5.1 million. On June 17, 1997, a regular quarterly dividend to stockholders was declared of $0.10 per share for a total of $2.8 million payable on July 25, 1997. The Company received cash dividends from subsidiaries during the first half of 1997 of $14.5 million.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       The preceding Management's discussion contains certain forward-looking statements, including without limitation statements regarding the Year 2000 problem. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations. The Company disclaims any obligation to announce publicly future events or developments which affect forward-looking statements. Risk factors that could impact current and future performance include but are not limited to: (i) changes in asset quality and resulting credit risk-related losses and expense;
(ii) adverse changes in the economy of the New England region, the Company's primary market, which could accentuate credit-related losses and expenses; (iii) adverse changes in the local real estate market can also negatively affect credit risk since most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral; (iv) an increasingly competitive New England financial services marketplace, where a large number of bank acquisitions and mergers has resulted in fewer but much larger and financially stronger competitors which could alter Company expectations; (v) fluctuations in market rates and prices can negatively affect net interest margin, asset valuations and expense expectations; and (vi) changing regulatory requirements of federal and state agencies could materially impact future operations of the Company.

                           PART II. OTHER INFORMATION


       For the quarter ended June 30, 1997, Items 2, 3, and 5 of Part II are either inapplicable or would elicit a response of "None" and, therefore, no reference thereto has been made herein.

ITEM 1.  LEGAL PROCEEDINGS

       In the ordinary course of operations, the Company and its subsidiaries become defendants in a variety of judicial and administrative proceedings. In the opinion of management, however, there is no proceeding pending, or to the knowledge of management threatened, which, in the event of an adverse decision, would be likely to result in a material adverse change in the financial condition or results of operations of the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders of the Company was held on May 20, 1997.

         (b) The election of each of the following eight Directors of the Company, each of whom will serve for a three-year term, was submitted to a vote of the Stockholders of the Company:

                  David E. Bradbury           Donald C. Dolben
                  Robert M. Coard             Francis X. Messina
                  Domenic Colasacco           James V. Sidell
                  Alan K. DerKazarian         G. Robert Tod

       The following votes were cast with respect to the election of Directors:

                            FOR        WITHHOLD AUTHORITY     ABSTAIN     NONVOTING
                            ---        ------------------     -------     ---------
David E. Bradbury        21,846,372            57,583            0            0
Robert M. Coard          20,070,633         1,833,321            0            0
Domenic Colasacco        21,845,557            58,398            0            0
Alan K. DerKazarian      21,831,690            72,265            0            0
Donald C. Dolben         21,845,902            58,053            0            0
Francis X. Messina       21,818,133            85,822            0            0
James V. Sidell          21,703,718           200,237            0            0
G. Robert Tod            21,592,250           311,704            0            0

       The following is a list of the fifteen (15) additional Directors of the Company whose terms of office as Directors continued after the meeting:

                  Chester G. Atkins           Gerald M. Ridge
                  Robert L. Culver            William Schwartz
                  Neal F. Finnegan            Barbara C. Sidell
                  Edward Guzovsky             Paul D. Slater
                  Wallace M. Haselton         Edward J. Sullivan
                  Brian W. Hotarek            Michael J. Verrochi, Jr.
                  Sydney L. Miller            Gordon M. Weiner
                  Vikki L. Pryor

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

                 The Notice of Annual Meeting of Stockholders dated April 15, 1997 and related proxy card for the Annual Meeting of the Board of Directors of the Company to be held on May 20, 1997 was previously filed with the Securities and Exchange Commission on April 15, 1997 in hard copy and EDGAR electronic formats.

        (b) Reports on Form 8-K or 8-K/A

                 None.


        In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.

Date: August  14, 1997                   By:  /s/ Neal F. Finnegan
                                            ------------------------------------
                                              Neal F. Finnegan, President and
                                               Chief Executive Officer


Date: August  14, 1997                   By:  /s/ James K. Hunt
                                            ------------------------------------
                                              James K. Hunt, Executive Vice
                                                President, Treasurer, and
                                                 Chief Financial Officer
                                              (Principal Financial Officer and
                                                Principal Accounting Officer)