Form 10-Q
period 1997-09-30
UST CORP /MA/
filed 1997-11-14
CIK 316901

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At October 31, 1997, there were 29,718,593 shares of common stock outstanding, par value $.625 per share.

================================================================================




                                    UST Corp.

                                TABLE OF CONTENTS

                                                                                                                            PAGE
PART I.   FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

             Consolidated Balance Sheets -- September 30, 1997 and December 31, 1996.......................................... 3

             Consolidated Statements of Income -- Three and Nine Months Ended September 30, 1997 and 1996..................... 4

             Consolidated Statements of Changes in Stockholders' Investment -- Nine Months Ended
               September 30, 1997............................................................................................. 5

             Consolidated Statements of Cash Flows -- Nine Months Ended September 30, 1997 and 1996........................... 6

             Notes to Consolidated Financial Statements....................................................................... 7


           ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................... 11


PART II.  OTHER INFORMATION

           ITEM 1.  Legal Proceedings.........................................................................................22

           ITEM 6.  Exhibits and Reports on Form 8-K..........................................................................22

           SIGNATURES ........................................................................................................22


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    UST CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      September 30,   December 31,

                                                                                          1997            1996
                                                                                       ----------     ------------
                                                                                          (Dollars in thousands)
                                                        ASSETS
Cash, due from banks and interest-bearing deposits.............................       $    92,171       $  140,069
Federal funds sold and other short-term investments............................           129,731          142,901
Securities:
  Securities available-for-sale:
    Mortgage-backed securities ................................................           437,385          267,726
    U.S. Treasury and federal agencies and other securities....................           275,030          414,077
                                                                                       ----------     ------------
           Total securities available-for-sale.................................           712,415          681,803
  Securities held-to-maturity (Note 5).........................................                            145,564
                                                                                       ----------     ------------
           Total securities....................................................           712,415          827,367
Loans:
  Loans -- net of unearned discount of $14,617,000 in 1997 and
    $18,721,000 in 1996 (Note 2)...............................................         2,637,467        2,452,813
  Reserve for possible loan losses (Note 2) ...................................           (49,969)         (50,204)
                                                                                       ----------     ------------
           Total loans, net....................................................          2,587,498       2,402,609
Premises, furniture and equipment, net.........................................            64,258           53,439
Intangible assets, net.........................................................            59,634           66,826
Other real estate and vehicles owned, net .....................................             1,106            1,792
Loans held-for-sale............................................................                             12,446
Other assets...................................................................            44,036           50,793
                                                                                       ----------     ------------
           Total assets........................................................       $ 3,690,849       $3,698,242
                                                                                      ===========       ==========

                                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
   Noninterest-bearing.........................................................     $     618,862       $  599,927
   Interest-bearing:
      NOW......................................................................            42,268          381,782
      Money market.............................................................           628,746          313,548
      Regular savings..........................................................           662,295          649,974
   Time:
      Certificates of deposit over $100 thousand...............................           162,401          168,081
      Other....................................................................           749,355          742,500
                                                                                      -----------         --------
           Total deposits......................................................         2,863,927        2,855,812
Short-term borrowings..........................................................           427,782          412,331
Other borrowings...............................................................            18,063           66,091
Other liabilities..............................................................            66,743           68,419
                                                                                      -----------         --------
           Total liabilities...................................................         3,376,515        3,402,653
Commitments and contingencies (Note 3)
Stockholders' investment (Note 4):
  Preferred stock $1 par value; Authorized -- 4,000,000 shares; Outstanding --
none
  Common stock $.625 par value; Authorized -- 45,000,000 shares;
    Issued -- 28,531,343 and 28,020,645 shares in 1997 and 1996, respectively..            17,832           17,590
  Additional paid-in capital...................................................           116,087          110,644
  Retained earnings............................................................           179,767          169,465
  Unrealized gain (loss) on securities available-for-sale, net of tax..........               245           (2,576)
  Deferred compensation and other..............................................               403              466
                                                                                      -----------       ----------
           Total stockholders' investment......................................           314,334          295,589
                                                                                      -----------       ----------
           Total liabilities and stockholders' investment......................     $   3,690,849      $ 3,698,242
                                                                                     ============      ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                                    UST Corp.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED

                                                                           SEPTEMBER 30,                 SEPTEMBER 30,

                                                                           1997      1996          1997           1996
                                                                           ----      ----          ----           ----
                                                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Interest income:

  Interest and fees on loans .................................   $     58,198    $     43,698    $    165,324    $    128,979
  Interest and dividends on securities:
    Taxable ..................................................         10,840          13,368          33,858          39,686
    Nontaxable ...............................................            140             150             528           1,106
  Interest on federal funds sold and other
   short-term investments.....................................          1,657             450           3,728             440
                                                                 ------------    ------------    ------------    ------------
                Total interest income ........................         70,835          57,666         203,438         170,211
                                                                 ------------    ------------    ------------    ------------
Interest expense:
  Interest on deposits .......................................         21,064          17,838          61,485          53,123
  Interest on borrowings .....................................          5,550           6,389          16,976          18,128
                                                                 ------------    ------------    ------------    ------------
                Total interest expense .......................         26,614          24,227          78,461          71,251
                                                                 ------------    ------------    ------------    ------------
  Net interest income ........................................         44,221          33,439         124,977          98,960
Provision for possible loan losses (Note 2) ..................            300         (14,301)            600         (17,674)
                                                                 ------------    ------------    ------------    ------------
  Net interest income after provision for possible loan losses         43,921          47,740         124,377         116,634
                                                                 ------------    ------------    ------------    ------------

Noninterest income:
  Asset management fees ......................................          3,255           3,255           9,600           9,807
  Service charges on deposit accounts ........................          2,416           1,518           6,837           4,612
  Corporate services income, net .............................          1,444           1,092           4,210           3,349
  Securities (losses) gains, net .............................           (578)          1,523          (1,151)          1,450
  Gain on sale of loans held-for-sale ........................                                          1,804              16
  Other ......................................................          1,666           2,205           5,611           5,127
                                                                 ------------    ------------    ------------    ------------
                 Total noninterest income ....................          8,203           9,593          26,911          24,361
                                                                 ------------    ------------    ------------    ------------

Noninterest expense:
  Salary and employee benefits ...............................         17,330          15,410          53,128          44,545
  Occupancy, net .............................................          3,076           2,612           9,257           7,888
  Equipment and furniture ....................................          1,970           1,276           5,404           3,705
  Intangible asset amortization ..............................          1,953             570           5,225           1,720
  Advertising and promotion ..................................          1,515             859           3,869           2,544
  Professional and consulting fees ...........................          1,395           1,399           3,768           3,828
  Service bureau and data processing .........................          1,256             622           4,053           1,770
  Restructuring charges ......................................                                         11,752
  Acquisition and merger-related expense .....................            232                           3,082
  Deposit insurance assessment ...............................            186           3,667             687           4,292
  Foreclosed asset and workout expense .......................             (6)            481             315           1,517
  Other ......................................................          4,881           3,879          16,474          11,575
                                                                 ------------    ------------    ------------    ------------
                Total noninterest expense ....................         33,788          30,775         117,014          83,384
                                                                 ------------    ------------    ------------    ------------
Income before income taxes ...................................         18,336          26,558          34,274          57,611
  Income tax provision .......................................          7,527          10,582          14,859          22,457
                                                                 ------------    ------------    ------------    ------------
                 Net income ..................................   $     10,809    $     15,976    $     19,415    $     35,154
                                                                 ============    ============    ============    ============

Per share data:
  Net income (Note 4) ........................................   $       0.37    $       0.57    $       0.67    $       1.24
  Cash dividends declared ....................................   $       0.12    $       0.08    $       0.32    $       0.22
  Weighted average number of common shares (Note 4) ..........     28,990,750      28,240,766      28,854,758      28,395,602



          The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                                   (Unaudited)


                                                            ADDITIONAL             UNREALIZED      DEFERRED
                                                COMMON       PAID-IN    RETAINED   GAIN/(LOSS)   COMPENSATION
                                                STOCK        CAPITAL    EARNINGS  ON SECURITIES    AND OTHER    TOTAL
                                                ------      ---------   --------  -------------  ------------  -------
                                                                       (DOLLARS IN THOUSANDS)

Balance December 31, 1996, as
  previously reported .....................   $  11,262    $  75,710    $ 112,975   $  (2,453)   $     466   $ 197,960

Adjustments for the Walden Bancorp, Inc. ..
  pooling of interests ....................       6,328       34,934       56,490        (123)                  97,629
                                              ---------    ---------    ---------   ---------    ---------   ---------

Balance December 31, 1996, as restated ....      17,590      110,644      169,465      (2,576)         466     295,589

Net income ................................                                19,415                               19,415

Cash dividends declared ...................                                (9,113)                              (9,113)

Stock issued under stock option, restricted
  stock and stock purchase plans ..........         242        5,443                                             5,685

Change from unrealized loss to gain on
  securities available-for-sale, net of tax                                             2,821                    2,821

Activity in Directors Deferred Compensation
  Program and other, net ..................                                                            (63)        (63)
                                              ---------    ---------    ---------   ---------    ---------   ---------

Balance September 30, 1997 ................   $  17,832    $ 116,087    $ 179,767   $     245    $     403   $ 314,334
                                              =========    =========    =========   =========    =========   =========


     The accompanying notes are an integral part of these consolidated financial statements.


                                    UST CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                             1997            1996
                                                                                             ----            ----

                                                                                            (Dollars in thousands)

Cash flows from operating activities:

  Net income............................................................................  $  19,415      $  35,154

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Provision for possible loan losses..................................................        600        (17,674)
    Depreciation and amortization.......................................................     10,227          4,820
    Accretion of net securities discount................................................       (292)           (46)
    Securities losses (gains), net......................................................      1,151         (1,450)
    Gain on sale of other real estate owned, net........................................       (104)          (469)
    Gain on sale of loans held-for-sale.................................................     (1,804)           (16)
    Writedowns of other real estate owned...............................................         47            496
    Writedowns of fixed assets..........................................................      1,255
    Deferred income tax (benefit) expense...............................................     (2,609)         2,806
    Net change in other assets and other liabilities....................................      9,239        (19,698)
                                                                                           --------       --------
          Net cash provided by operating activities.....................................     37,125          3,923

Cash flows from investing activities:
  Sales of available-for-sale securities................................................    229,212         63,643
  Maturities of available-for-sale securities...........................................    147,928        110,654
  Maturities of held-to-maturity securities.............................................                    32,363
  Purchases of available-for-sale securities............................................   (258,055)      (186,438)
  Purchases of held-to-maturity securities..............................................                   (66,515)
  Net decrease in federal funds sold and other short-term investments...................     13,170         24,937
  Net increase in loans.................................................................   (188,656)       (73,021)
  Proceeds from other real estate owned.................................................      3,911          5,510
  Proceeds from loans held-for-sale.....................................................     14,250         12,926
  Purchases of premises and equipment...................................................    (17,076)        (4,613)
                                                                                           ---------      --------
          Net cash used by investing activities.........................................    (55,316)       (80,554)

Cash flows from financing activities:
  Net increase (decrease) in nontime deposits...........................................      6,940        (23,930)
  Net increase (decrease) in certificates of deposit....................................      1,175         (2,147)
  Net (decrease) increase in borrowings.................................................    (32,577)       105,030
  Cash dividends paid...................................................................     (7,982)        (4,753)
  Treasury stock acquired...............................................................                    (8,410)
  Issuance of common stock for cash, net................................................      2,737          3,242
                                                                                           --------       --------
          Net cash (used) provided by financing activities..............................    (29,707)        69,032
                                                                                           --------       --------
  Decrease in cash and cash equivalents.................................................    (47,898)        (7,599)
  Cash and cash equivalents at beginning of year........................................    140,069        126,115
                                                                                           --------       --------
  Cash and cash equivalents at end of period............................................  $  92,171      $ 118,516
                                                                                          =========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest............................................................................  $  77,450      $  71,214
                                                                                          =========      =========
    Income taxes........................................................................  $   7,073      $  20,436
                                                                                          =========      =========
Noncash transactions:
  Transfers from other assets to securities available-for-sale..........................  $     180      $   4,180
                                                                                          =========      =========
  Transfers from securities held-to-maturity to available-for-sale (Note 5).............  $ 145,564      $   5,482
                                                                                          =========      =========
  Transfers from loans to other real estate owned, net..................................  $   4,658      $     550
                                                                                          =========      =========
  Common stock issuance.................................................................  $   1,028      $      93
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

             The results of operations for three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations for the full year or any other interim period.

(2)        RESERVE FOR POSSIBLE LOAN LOSSES

                  Analysis of the reserve for possible loan losses for the nine months ended September 30, 1997 and 1996 is as follows:


                                                                         1997              1996
                                                                         ----              ----

                                                                         (Dollars in thousands)
           Balance at beginning of period.....................        $ 50,204           $68,120

           Chargeoffs/transfers...............................           4,410             6,355
           Recoveries on loans previously charged-off.........           3,575             8,652
                                                                       -------           -------
           Net chargeoffs (recoveries)........................             835            (2,297)

           Provision (credit) for possible loan losses .......             600           (17,674)
                                                                       -------          ---------
           Balance at end of period...........................        $ 49,969           $52,743
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


                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)        COMMITMENTS AND CONTINGENCIES

             At September 30, 1997, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                     Contract or Notional Amount
                                                     ---------------------------
                                                        (Dollars in thousands)

          Commitments to extend credit..................        $793,000

          Standby letters of credit and
            financial guarantees written................          67,000

          Commercial letters of credit..................           3,000

          Foreign exchange contracts....................           3,000


(4)        NET INCOME PER SHARE CALCULATION

           Net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist primarily of dilutive stock options computed under the treasury stock method. Average dilutive common stock equivalents totaled 489,559 and 455,148 for the three- and nine-month periods ended September 30, 1997, respectively, and 449,202 and 447,046 for the three- and nine-month periods ended September 30, 1996.

           On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This Statement supersedes APB Opinion No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaces the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB Opinion No. 15, for all entities with complex capital structures. This Statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The net income per share for the three and nine months ended September 30, 1997 would not materially change under SFAS No. 128.


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

                                                  UST CORP. AS               WALDEN AS               UST CORP.
                                               ORIGINALLY REPORTED      ORIGINALLY REPORTED          RESTATED
                                                   ----------               ----------              ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

YEAR ENDED DECEMBER 31, 1996
    Net interest income ......................   $   96,126                $   39,129                $  135,255
    Net income ...............................       32,662                    10,519                    43,181
    Net income per share .....................         1.79                      1.97                      1.52
    Total assets .............................    2,706,614                   995,628                 3,698,242
    Total deposits ...........................    2,105,866                   749,946                 2,855,812
    Total shareholders' investment ...........      197,960                    97,629                   295,589


THREE MONTHS ENDED SEPTEMBER 30, 1996
    Net interest income ......................   $   23,604                $    9,835                $   33,439
    Net income ...............................       12,938                     3,038                    15,976
    Net income per share .....................         0.71                      0.58                      0.57


NINE MONTHS ENDED SEPTEMBER 30, 1996
    Net interest income ......................   $   69,683                $   29,277                $   98,960
    Net income ...............................       26,299                     8,855                    35,154
    Net income per share .....................         1.45                      1.65                      1.24
    Total assets .............................    2,031,648                 1,049,393                 3,081,041
    Total deposits ...........................    1,496,812                   759,412                 2,256,224
    Total shareholders' investment ...........      190,101                    95,049                   285,150


         Upon the completion of the Walden acquisition, the Company redesignated $146 million of former Walden securities from held-to-maturity to securities available-for-sale.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)       ACQUISITIONS (CONT'D.)


                Subsequent  to  September  30, 1997,  on October 15,  1997,  the
           Company  completed  its  acquisition  of  Firestone  Financial  Corp.
           ("Firestone"), an $85 million small business equipment finance company headquartered in Newton, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 0.59 shares of the Company's common stock for each share of Firestone common stock. The Company's outstanding stock increased 1,180,000 to a total of 29,716,593 shares on the date of acquisition. Based on the closing price of the Company's stock as of October 15, 1997, the market value of the shares exchanged totaled $31 million. Firestone provides, directly or through equipment dealers, secured installment loan and lease financing to commercial customers throughout the United States and Canada. Firestone specializes in financing of coin-operated amusement, vending machines and laundry equipment. Firestone will initially operate as a subsidiary of UST Corp. Application has been made to USTrust's regulators to transfer this subsidiary to USTrust. On the acquisition date Firestone had total loans and leases, assets and stockholders' investment of approximately $84 million, $85 million, and $14 million, respectively. The Company recognized during the quarter a one-time $232 thousand pre-tax charge for acquisition-related costs in connection with this transaction. Firestone recognized $714 thousand during the quarter ended September 30, 1997, in nonrecurring costs associated with the acquisition transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information. Please refer to "Cautionary Statement Regarding Forward-looking Information" of this Form 10-Q for a further discussion. All 1996 financial data included in this discussion has been restated to reflect the January 3, 1997 acquisition of Walden Bancorp, Inc. ("Walden") as a pooling of interests.

HIGHLIGHTS

       Net income for the quarter ended September 30, 1997, was $10.8 million, or $0.37 per share, compared with $16.0 million, or $0.57 per share, for the same period in 1996. The 1996 quarter included a $14.6 million pre-tax earnings credit recorded through the provision for possible loan losses and a one-time charge of $3.0 million to reflect the Company's liability for an assessment on certain deposits insured by the Savings Association Insurance Fund. Excluding these one-time charges and credits, the comparable third quarter 1996 earnings were $9.3 million, or $0.33 per share. For the nine months ended September 30, 1997, net income was $19.4 million, or $0.67 per share, compared with $35.2 million, or $1.24 per share. Results for the 1997 period included a nonrecurring charge of $3.1 million for certain nondeductible merger-related expenses and a pre-tax charge of $11.8 million primarily associated with the acquisition of Walden. The nine-month 1996 period included a net $17.7 million pre-tax earnings credit recorded through the provision for possible loan losses. Both the third quarter and first nine months of this year were positively affected by the fourth quarter 1996 acquisition of 20 banking branches resulting in the assumption of $508 million in loans and $744 million in deposit and other liabilities from two banking subsidiaries of BankBoston Corp. ("the Branch Purchase").

       Return on average equity and average assets were 14.15 percent and 1.19 percent, respectively, comparatively lower than the 22.64 percent and 2.08 percent earned in the same quarter last year which included the aforementioned $14.6 million pre-tax credit. This period's performance ratios are above the second quarter 1997 return on average equity of 10.96 percent and return on average assets of .93 percent, as the quarterly improvement trend continued. Operating expense efficiency also reflected significant improvement over the second quarter of this year from 70 percent to 64 percent. These improvements reflect operating cost savings resulting from the merger of Walden banks with the Company's principal banking subsidiary, USTrust, late in the second quarter.

NET INTEREST INCOME ANALYSIS

       Net interest income on a fully taxable equivalent basis was $44.4 million in the third quarter 1997, compared with $33.6 million in the same quarter last year. For the first nine months of 1997, net interest income on a fully taxable equivalent basis was $125.5 million compared with $100.0 million last year. The increase in net interest income for both periods was due largely to the additional volume of interest-earning assets and interest-bearing liabilities acquired in the Branch Purchase.

       Average loan volume increased $601 million and $580 million over the same quarter and first nine months of 1996, respectively, reflecting the loans acquired in the Branch Purchase and loan growth over the past year. This quarter's average loan growth was 2 percent, or $50 million, compared with 4 percent, or $87 million, in the second quarter of this year. Average securities decreased $207 million and $148 million for the three- and nine- month periods, respectively, as a part of a portfolio restructuring program to sell off lower-yielding securities. As shown in the table below, the increase in loans and an increase in federal funds sold, partially reduced by lower average securities resulted in a $11.7 million and $33.4 million volume-related increase in interest income for the three- and nine-month comparisons, respectively. Average interest-bearing liabilities increased $310 million for the quarter and $390 million for the first nine months due mostly to the deposits acquired in the Branch Purchase. This increase in liabilities added $2.0 million and $7.8 million in volume-related interest expense in the three- and nine-month periods, respectively. The effect on net interest income from changes in volume of interest-earning assets and interest-bearing liabilities was an increase of $9.7 million and $25.6 million for the three and nine months ended September 30, 1997.

       Yield on loans increased 14 basis points to 9.01 percent for the quarter while the year-to-date yield decreased 14 basis points from last year to 8.84 percent. In comparison to last year, 1997 loan yields reflect the effect of a lower interest rate environment and some external pressure on loan pricing.
These downward pressures on loan yield were more than offset in the third quarter of this year with an unusually high level of interest income recoveries on former nonaccrual loans. Securities yield increased 27 basis points to 6.15 percent this quarter and 7 basis points to 6.13 percent for the first nine months of this year reflecting the benefit of a portfolio restructuring initiative to increase yield. The net effect on interest income from rate changes on earning assets was an increase of $1.4 million for the three-month period and a decrease of $250 thousand for the nine-month comparison. Yield on interest-bearing liabilities decreased 13 basis points and 22 basis points to
3.97 percent and 3.62 percent for the three- and nine-month periods, respectively. The effect on total interest expense from changes in rates and mix of deposits and other interest-bearing liabilities was an increase of $419 thousand for the quarter and a decrease of $614 thousand for the nine-month period. The net effect of rate changes on net interest income for the three and nine months ending September 30, 1997, compared to the same periods last year, was an increase of $1.0 million and $364 thousand, respectively.

       The yield on total  average-earning  assets increased to 8.31 percent and
8.15 percent from 7.90 percent and 8.02 percent from the three- and nine-month periods last year, respectively. The earning asset yield increase reflects the effect of a favorable change in mix of earning assets. As a percentage of interest-earning assets, higher-yielding loans increased to 75 percent for the three- and nine-month periods, respectively, from 67 percent for both periods last year. Yield on interest-bearing liabilities decreased from 4.10 percent and
4.12 percent last year to 3.97 percent and 3.88 percent for the three- and nine-month periods this year, respectively. As a result of these favorable changes, interest rate margin and spread for the quarter improved from 4.59 percent and 3.80 percent last year to 5.20 percent and 4.34 percent this year. For the nine-month period, margin and spread increased from 4.67 percent and
3.90 percent last year to 5.02 percent and 4.27 percent this year.


       The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 1997 when compared with the three and nine months ended September 30, 1996. Changes attributable to both rate and volume are allocated on a weighted basis.

                                            THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                 1997 COMPARED WITH 1996                   1997 COMPARED WITH 1996
                                          INCREASE (DECREASE) DUE TO CHANGE IN:     INCREASE (DECREASE) DUE TO CHANGE IN:
                                          -------------------------------------     -------------------------------------
                                          AVERAGE       AVERAGE                      AVERAGE       AVERAGE
                                           VOLUME          RATE         TOTAL         VOLUME         RATE        TOTAL
                                          -------       -------         -----        -------       -------       -----
                                                                      (DOLLARS IN THOUSANDS)
Interest income:
  Interest and fees on loans*......       $ 13,624      $   838       $14,462         $38,424      $(2,169)     $  36,255
  Interest and dividends on
securities:
        Taxable....................         (3,163)         635        (2,528)         (6,676)         848         (5,828)
        Nontaxable*................            (12)         (13)          (25)            (74)        (465)          (539)
  Interest on federal funds sold and         1,246          (39)        1,207           1,752        1,536          3,288
                                           -------       ------        ------         -------       ------       --------
other..............................
        Total interest income*.....         11,695        1,421        13,116          33,426         (250)        33,176
                                           -------       ------        ------         -------       ------       --------
Interest expense:
  Interest on regular savings, NOW and
    money market deposits..........          2,003          530         2,533           6,417          402          6,819
  Interest on time deposits........            770          (77)          693           2,580       (1,037)         1,543
  Interest on borrowings...........           (805)         (34)         (839)         (1,173)          21         (1,152))
                                           -------       ------        ------         -------       ------       --------
        Total interest expense.....          1,968          419         2,387           7,824         (614)         7,210
                                           -------       ------        ------         -------       ------       --------
Net interest income................       $  9,727      $ 1,002       $10,729        $ 25,602      $   364      $  25,966
                                          ========      =======       =======        ========      =======      =========

-------------

* Fully taxable equivalent at the federal income tax rate of 35 percent, and includes applicable state taxes, net of federal benefit. The tax equivalent adjustments were $82 thousand and $282 thousand on loans and $58 thousand and $253 thousand on nontaxable securities for the three and nine months ended September 30, 1997, respectively.


NONINTEREST INCOME

       Total noninterest income decreased $1.4 million compared to the same quarter last year to $8.2 million. The 1997 quarter includes $578 thousand in realized securities losses compared with $1.5 million in realized securities gains in 1996. This year's net securities losses, which total $1.2 million year to date, reflect a portfolio restructuring program to sell off low-yielding securities which concluded during the third quarter. Other noninterest income also decreased this quarter as a result of unusually high residual income on terminating equipment leases in 1996. Partially offsetting these decreases was the favorable combined effect of the Branch Purchase, increased service charges on deposit accounts and growth in corporate services income. Deposit service charges increased $898 thousand while corporate services income, which includes merchant credit card income net of card processing expense, increased $352 thousand.

       Total noninterest income increased $2.6 million compared to the same nine-month period in 1996 to $26.9 million. Consistent with the quarter comparison, service charges on deposit accounts and corporate services income increased a combined $3.1 million. This year's realized gain on the loans held-for-sale portfolio was $1.8 million compared to a nominal gain last year. Partially offsetting these income increases was the change from net realized gains to losses on securities sales of $2.6 million.


NONINTEREST EXPENSE

       Total noninterest expense increased $3.0 million and $33.6 million for the three and nine months ended September 30, 1997, respectively. Increases in personnel costs, occupancy, and equipment and furniture reflect the operations of twenty additional banking branches acquired in the Branch Purchase. The increase in intangible asset amortization reflects the amortization of premium incurred in the Branch Purchase. The increases in both comparisons in advertising and promotion are consistent with the Company's growth in assets and reflects the many product promotions and this year's advertising campaign, "THE other BIG BANK." Service bureau and data processing costs increased over last year as a result of a higher use of nonaffiliated banks' ATM's by new customers and increased processing costs due to the Branch Purchase. Other noninterest expense increased $1.0 million and $4.9 million for the three- and nine-month periods. The increases in other noninterest expense reflect higher operating expenses among numerous expense categories, many the result of the operation of twenty additional banking branches. The largest of the increases were: higher checkbook expense due to the replacements offered to deposit customers acquired in the Branch Purchase, replacement of stationery and supplies with the Company's new logo, settlement of a certain litigation matter during the year, and higher communication expenses such as telephone, postage and delivery charges. The nine-month comparison to last year also reflects restructuring charges of $11.8 million which included expenses paid and provisions for severance payments to former Walden executives and staff, writeoffs of certain Walden assets and contract buyouts, systems conversion costs, and certain other expenses associated with the integration of the Walden banking subsidiaries. Year-to-date, merger-related expense of $3.1 million was primarily for professional services paid in connection with the Walden acquisition of $2.8 million and Firestone acquisition of $232 thousand.

       Earlier this year the Company assembled a project team of senior officers and outside consultants to assess the impact of the so-called Year 2000 problem on its information systems and certain information systems of its customers, vendors and other parties that service or otherwise interact with the Company. The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches. Affected system inventories have been completed and the Company is proceeding through what it calls its assessment phase. Once the assessment phase is complete, a specific work plan which will include cost estimates, will be developed and implemented. In a number of cases new Year 2000 compliant systems have been installed or are already in process in the normal course of upgrade and functionality improvement. The Company currently believes it will be able to modify or replace any affected systems in time to minimize any detrimental effects on operations. The cost of the plan development and implementation however, may materially affect the future operating results of the Company in the period(s) in which such expense is incurred. If the Company's resolution plan were unsuccessful, it may have a material adverse effect on its future operating results and financial condition of the Company.

INCOME TAXES

       The Company recorded income taxes of $7.5 million compared with $10.6 million for the same quarter last year. The decrease is the direct result of the lower level of pre-tax income. The effective tax rate for the quarter was 41.0 percent compared with 39.8 percent a year ago. Included in other assets as of September 30, 1997 was a deferred tax asset of approximately $11.1 million. The Company believes that it is more likely than not that the benefit of this deferred asset will be realized.

ASSETS

       Total assets at September 30, 1997 were $3.691 billion, a decrease of $7 million since the beginning of the year. Loan growth of $185 million to $2.637 billion was partially offset by a decline in securities of $115 million to $712 million. The securities decrease reflects restructuring of the Company's portfolios. Also, during the year, the securities held-to-maturity portfolio existing at December 31, 1996 was redesignated as securities available-for-sale. Intangible assets decreased $7 million as a result of amortization during the year and a reallocation of the Branch Purchase price based upon receipt of appraisals of certain assets acquired.

       The following table presents the composition of the loan portfolio:


                                      SEPTEMBER 30,   JUNE 30,    MARCH 31,  DECEMBER 31,  SEPTEMBER 30,
                                           1997        1997         1997         1996         1996
                                           -----       -----        ----         ----         ----
                                                         (DOLLARS IN THOUSANDS)
Commercial and financial ..........   $  861,934   $  855,846   $  811,454   $  820,540   $  705,468
Commercial real estate:
  Construction ....................       59,447       47,392       30,895       29,624       22,286
  Developer, investor and land ....      252,772      283,481      317,050      305,056      314,693
Consumer:
  Residential mortgage ............      735,583      772,157      779,464      804,109      466,925
  Home equity .....................      111,063      111,692      108,820      107,310      114,566
  Indirect automobile installment .      516,187      403,804      337,672      302,044      288,305
  Other consumer ..................       37,900       37,401       40,280       40,461       40,974
Lease financing ...................       62,581       50,828       47,193       43,669       38,963
                                      ----------   ----------   ----------   ----------   ----------
        Total loans ...............   $2,637,467   $2,562,601   $2,472,828   $2,452,813   $1,992,180
                                      ==========   ==========   ==========   ==========   ==========


       The Company's commercial loan portfolios listed above totaled $1.174 billion at September 30, 1997, reflecting a net increase of $19 million since year-end 1996 and $132 million from a year ago. Commercial loans acquired in the 1996 Branch Purchase totaled $111 million while commercial loans sold in the fourth quarter 1996 sale of UST Bank/ Connecticut, a former banking subsidiary, were approximately $19 million. Excluding these events, the commercial loan portfolios grew $40 million from a year ago. Beginning with the June 30, 1997 presentation above, certain balances reflect reclassifications among loan categories of former Walden bank loans as compared to prior periods.

       Residential loans decreased $69 million during the year to $736 million due to normal amortization. Since the Company does not originate residential mortgage loans, growth in this portfolio is not expected unless through acquisition. The increase in residential loans from a year ago reflects loans acquired in the Branch Purchase.

       The indirect automobile loan portfolio continues to experience strong growth as planned. This portfolio grew 71 percent or $214 million in the first nine months of this year to $516 million. In comparison to a year ago, the portfolio has grown 79 percent, or $228 million. This quarter's growth was particularly high, 28 percent, or $112 million, due to the exiting of some large lending competitors from the market. This level of very high growth rate is not expected in future quarters. These loans are subjected to the Company's credit quality standards and are not what is referred to in the industry as "subprime" or high risk automobile loans.

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

       At September 30, 1997, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $493 million, or 14 percent of total assets.


       The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term and other borrowings. Total deposits decreased $8 million since year-end 1996 to $2.864 billion. Noninterest-bearing deposits increased $19 million to $619 million. Interest-bearing savings deposits, including NOW, money market and regular savings, decreased $12 million to $1.333 billion. The savings deposit balances also reflect a shift from NOW to money market deposits of over $300 million since the beginning of the year. This was a result of an overnight deposit sweep process implemented earlier this year by the Company's subsidiary bank, USTrust. This process transfers certain NOW account balances to money market accounts on a nightly basis then returns the balances to a NOW account status the following morning. The effect of this process, which has no impact on an individual customer's account status, is a reduction of the cash reserve balances required to be maintained at the Federal Reserve Bank. This process has become a customary procedure for most large institutions and has Federal Reserve Board approval. Time certificates of deposit were relatively flat since year-end December 31, 1996 at $912 million. Short-term and other borrowings, which consist principally of securities sold under agreement to repurchase and borrowings from the Federal Home Loan Bank, decreased $33 million to $446 million, reflective of the reduction in federal funds sold, cash and lower securities balance.

       As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $48 million during the nine-month period ended September 30, 1997. Cash provided by operations resulted largely from net income earned during the period. Cash used by investing activities was due to an excess of purchases of securities and increased loan volume over cash provided by securities sales and maturities. Net cash used by financing activities was primarily due to decreases in borrowings.

       At September 30, 1997, the parent Company had $1.6 million in cash and $4 million in short-term securities purchased under agreement to resell compared with $.8 million and $14 million, respectively, at year end. The decrease in excess funds was primarily due to the net of a $20 million capital contribution to USTrust, dividends paid to shareholders, and the receipt of $14.5 million in dividends from subsidiaries during the first nine months of 1997.

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

       The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate or the London Interbank Offered Rate ("LIBOR"). The following table summarizes the Company's GAP position at September 30, 1997. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for noninterest-bearing deposits. Securities are evaluated in conjunction with the



Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At September 30, 1997, the one-year cumulative GAP position was positive at $1 million, or less than 1 percent of total assets.

                                                                      Interest Sensitive Periods
                                              --------------------------------------------------------------------------
                                              0-30 DAYS       31-90 DAYS       91-365 DAYS     OVER 1 YEAR        TOTAL
                                                                          (DOLLARS IN MILLIONS)
Loans, net of reserve...................      $    982         $ 111            $  355           $ 1,139        $  2,587
Federal funds sold and other............           130                                                               130
Securities..............................            14            53                88               558             713
Other assets............................            21                               3               237             261
                                               -------          ----             -----            ------         -------
       Total assets.....................      $  1,147         $ 164            $  446           $ 1,934        $  3,691
                                              --------         -----            ------           -------        ========

Interest-bearing deposits...............      $    522         $ 126            $  493           $ 1,104        $  2,245
Borrowed funds..........................           364            33                34                15             446
Noninterest-bearing deposits............           144                                               475             619
Other liabilities and stockholders'
equity.................................             40                                               341             381
                                              --------          ----             -----            ------         -------
       Total liabilities and equity.....      $  1,070         $ 159            $  527           $ 1,935        $  3,691
                                              --------         -----            ------           -------        ========

GAP for period..........................      $     77          $  5            $  (81)          $    (1)
                                              ========          ----            -------          -------
Cumulative GAP..........................                        $ 82             $   1            $    0
                                                                ====             =====            ======

As a percent of total assets............          2.09%         2.22%              .03%

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

       At September 30, 1997, substandard loans were $37.1 million compared with $35.5 million at December 31, 1996. Loans reported as substandard include loans classified as Substandard or Doubtful as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include nonaccruals, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

       The following table displays the Company's total nonperforming assets and measures performance regarding certain key indicators of asset quality:

                                                SEPTEMBER 30,      JUNE 30,        MARCH 31,       DECEMBER 31,    SEPTEMBER 30,
                                                   1997              1997            1997             1996             1996
                                                ------------      ---------     --------------     ------------    -------------
                                                                             (DOLLARS IN THOUSANDS)
Nonperforming assets:
   Nonaccrual loans.........................       $ 28,504        $ 26,275         $ 25,755        $ 33,710          $ 36,301
   Accruing loans 90 days or more past due..          2,047             826              524             997             1,184
   Other real estate and vehicles owned, net
     (OREO and OVO).........................          1,106             692            1,638           1,792             2,342
   Restructured loans.......................                                             754           1,264               810
                                                    -------         -------          -------         -------           -------
Total nonperforming assets..................       $ 31,657        $ 27,793         $ 28,671        $ 37,763          $ 40,637
                                                   ========        ========          =======        ========          ========

Reserve for possible loan losses............       $ 49,969        $ 50,155         $ 50,155         $50,204          $ 52,743
Net chargeoffs for the quarter..............            486             300               49             809                83
OREO and OVO reserve........................            367             367              320             320               412

Ratios:
   Reserve to nonaccrual loans..............          175.3%          190.9%           194.7%          148.9%            145.3%
   Reserve  to  total  of  nonaccrual   loans,
accruing
     loans 90 days or more past due, and
     restructured loans.....................          163.6%          185.1%           185.5%          139.6%            137.7%
   Reserve to period-end loans..............            1.9%            2.0%             2.0%            2.0%              2.6%
   Nonaccrual loans and accruing loans over
     90 days past due to period-end loans,
     OREO, and OVO..........................            1.2%            1.1%             1.1%            1.4%              1.9%
   Annualized net chargeoffs to
     average loans..........................             .1%             nil              nil             .1%              nil
   OREO and OVO reserve to OREO and OVO.....           33.2%           34.7%            16.3%           15.2%             17.6%


       As shown in the  table  above,  total  nonperforming  assets  were  $31.7 million at September 30, 1997, which reflects an increase in nonaccrual loans during the quarter, while total nonperformers were down $6.1 million from the end of 1996. The level of nonperforming assets at quarter end continues to be within the range of industry norms relative to the Company's size and total volume of loans. A nominal provision for possible loan losses of $300 thousand was recorded during the quarter as asset quality remained relatively stable. Losses of $1.6 million were charged against the reserve during the quarter and recoveries on loans previously charged off totaled $1.1 million. At September 30, 1997, the reserve balance was $50.0 million and equaled 175 percent of nonaccrual loans and 1.9 percent of total loans.

       The Company's consumer loan delinquency rates (greater than 30 days past due including nonaccruals) continue to remain at favorable levels. The delinquency rate for the indirect automobile loans, the largest component of the Company's consumer loan portfolio excluding residential mortgage loans, was 2.90 percent at September 30, 1997 compared with 2.89 percent at December 31, 1996. The Company anticipates that the current high growth rate experience in the indirect automobile loan portfolio will subside in future periods as well as experience seasonal fluctuations. This factor, combined with the eventual maturity of the existing portfolio may result in an increase in the delinquency rate in future periods.


       At September 30, 1997, total impaired loans were $18.6 million, comprised of $1.0 million that required a reserve for possible loan losses of $.8 million and $17.6 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") are commercial and commercial real estate loans recognized by the Company as nonaccrual and restructured.

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

       No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses to each category of loans is presented below:

                                              SEPTEMBER 30,    JUNE 30,     MARCH 31,     DECEMBER 31,    SEPTEMBER 30,
                                                  1997          1997          1997            1996            1996
                                                  -----         -----         -----           ----            ----
Reserve for possible loan losses allocation
   to loans outstanding:
   Commercial and financial...............        $17,535       $17,315       $17,501       $16,473         $15,090
   Commercial real estate:
      Construction.......................           1,132           897           622           556             451
      Developer, investor and land........          3,696         4,241         5,215         4,638           5,414
   Consumer*..............................         19,860        18,626        15,737        15,836          11,626
   Lease financing........................            782           635           590           589             488
   Unallocated............................          6,964         8,441        10,490        12,112          19,674
                                                  -------       -------       -------       -------         -------
      Total loan loss reserve.............        $49,969       $50,155       $50,155       $50,204         $52,743
                                                  =======       =======       =======       =======         =======

----------

  * Consumer loans include indirect automobile installment loans, residential mortgages, home equity lines of credit, credit cards, check credit and other consumer loans.

         The reserve for possible loan losses was $50.0 million at September 30, 1997, consistent with the June and March 1997 and December 1996 year-end balances. The unallocated portion of the reserve was 14 percent at September 30, 1997 compared with 24 percent at year end. The decrease of 10 percentage points, or $5.1 million, reflects a reallocation of the reserve to commercial loan categories at the Walden banks and an increase in reserve allocated to the consumer category consistent with loan growth.


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

       Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1997, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements.

       As a condition to Federal Deposit Insurance Corporation approval of USTrust's fourth quarter 1996 Branch Purchase, USTrust was required to have a Tier I leverage capital ratio of not less than: (i) 4.8 percent, no later than ten days after consummation of the acquisition of sixteen BayBank branches; and
(ii) 5 percent, no later than three months after consummation of the acquisition of the BayBank branches and for a period of six months thereafter. The
aforementioned   conditions  expired  during  the  quarter  and  are  no  longer applicable.

       The actual capital amounts and ratios of the Company and its banking subsidiaries as of September 30, 1997 are presented in the following summary:


                                                     Amount                                        Percent
                                    -------------------------------------------    ------------------------------------------
                                                    Adequately        Well                        Adequately         Well
                                                   Capitalized     Capitalized                    Capitalized    Capitalized
                                      Actual         Minimums       Minimums         Actual        Minimums        Minimums
                                     --------     -------------   -------------    ----------    -------------  -------------
                                              (Dollars in millions)
UST Corp. Consolidated:
  Tier 1 leverage capital.....        $ 254.7        $  141.2           N/A          7.22%            4.00%           N/A
  Tier 1 capital..............          254.7           118.1           N/A          8.63%            4.00%           N/A
  Total   (Tier  1  and  Tier  2)       291.6           235.1           N/A          9.92%            8.00%           N/A
capital ......................

USTrust:
  Tier 1 leverage capital.....          236.2           140.7        $  175.8        6.71%            4.00%          5.00%
  Tier 1 capital..............          236.2           116.1           174.1        8.14%            4.00%          6.00%
  Total   (Tier  1  and  Tier  2)       272.4           231.2           289.0        9.43%            8.00%         10.00%
capital ......................

United States Trust Company:
  Tier 1 leverage capital.....            2.8              .7              .8       16.52%            4.00%          5.00%
  Tier 1 capital..............            2.8              .4              .6       26.20%            4.00%          6.00%
  Total   (Tier  1  and  Tier  2)         2.8              .8             1.1       26.28%            8.00%         10.00%
capital ......................

       The Company paid cash dividends to stockholders in the first nine months of the year in the amount of $8.0 million. On September 16, 1997, a regular quarterly dividend to stockholders was declared of $0.12 per share for a total of $3.4 million payable on October 24, 1997. The Company received cash dividends from subsidiaries during the first nine months of 1997 of $14.5 million. In the third quarter the subsidiaries declared dividends of $5.0 million, to be payable in the fourth quarter of 1997.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       The preceding Management's discussion contains certain forward-looking statements, including without limitation statements regarding the Year 2000 problem, loan growth, and consumer loan delinquencies. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations. The Company disclaims any obligation to announce publicly future events or developments which affect forward-looking statements. Risk factors that could impact current and future performance include but are not limited to: (i) changes in asset quality and resulting credit risk-related losses and expense; (ii) adverse changes in the economy of the New England region, the Company's primary market, which could accentuate credit-related losses and expenses; (iii) adverse changes in the local real estate market can also negatively affect credit risk since most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral;
(iv) an increasingly competitive New England financial services marketplace, where a large number of bank acquisitions and mergers has resulted in fewer but much larger and financially stronger competitors which could alter Company expectations; (v) fluctuations in market rates and prices can negatively affect net interest margin, asset valuations and expense expectations; and (vi) changing regulatory requirements of federal and state agencies could materially impact future operations of the Company.


                           PART II. OTHER INFORMATION


       For the quarter ended September 30, 1997, Items 2, 3, 4, and 5 of Part II are either inapplicable or would elicit a response of "None" and, therefore, no reference thereto has been made herein.

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

         (a) Exhibits.

             None.

         (b) Reports on Form 8-K.

             None.


         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.

Date: November 14, 1997                    By:  /s/ Neal F. Finnegan
                                                --------------------------------
                                                Neal F. Finnegan, President and
                                                Chief Executive Officer


Date: November 14, 1997                    By:  /s/ James K. Hunt
                                                --------------------------------
                                                James K. Hunt, Executive Vice
                                                President, Treasurer, and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)



