Form 10-K405
period 1997-12-31
UST CORP /MA/
filed 1998-03-30
CIK 316901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X]                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ]                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                             COMMISSION FILE #0-9623

                                    UST CORP.
             (Exact name of registrant as specified in its charter)

                        Massachusetts       04-2436093
                       (State or other      (I.R.S.
                        jurisdiction        Employer
                     of incorporation or    Identification
                        organization)       No.)

                       40 Court Street
                    Boston, Massachusetts      02108
                    (Address of principal    (Zip Code)
                      executive offices)

                               (617) 726-7000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $0.625

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of shares of common stock held by nonaffiliates of the registrant as of March 2, 1998 was 25,328,467 for an aggregate market value of $687,034,667.

    At March 2, 1998, there were issued and outstanding 29,812,477 shares of common stock, par value $0.625 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's proxy statement for the 1998 Annual Meeting are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1    Business.........................................................    3
Item 2    Properties.......................................................   11
Item 3    Legal Proceedings................................................   11
Item 4    Submission of Matters to a Vote of Security Holders..............   11

                                     PART II

Item 5    Market for the Registrant's Common Stock and Related Security
           Holder Matters..................................................   11
Item 6    Selected Financial Data..........................................   13
Item 7    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   14
               Financial Condition at December 31, 1997
               Results of Operations
Item 7a   Quantitative and Qualitative Disclosures About Market Risk.......   33
Item 8    Financial Statements and Supplementary Material..................   34
Item 9    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................   69

                                    PART III

Item 10   Directors and Executive Officers of the Registrant...............   69
Item 11   Executive Compensation...........................................   69
Item 12   Security Ownership of Certain Beneficial Owners and Management...   69
Item 13   Certain Relationships and Related Transactions...................   69

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K
               Signatures..................................................   70

                                     PART I


ITEM 1. Business

General Description of Business

     UST Corp. (the "Company"), a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), was organized as a Massachusetts business corporation in 1967. The Company is also subject to examination by, and is required to file reports with, the Commissioner of Banks of the Commonwealth of Massachusetts (the "Massachusetts Commissioner"). As of December 31, 1997, the Company's banking subsidiaries were USTrust and United States Trust Company ("USTC"), each headquartered in Boston and chartered under Massachusetts law. USTrust and USTC are sometimes hereafter collectively referred to as the "Subsidiary Banks". All of the capital stock of the Subsidiary Banks is owned directly or indirectly by the Company. In addition, the Company owns, indirectly through its Subsidiary Banks, all of the outstanding stock of five active nonbanking subsidiaries: Firestone Financial Corp. (and its Canadian subsidiary, Firestone Financial Canada Ltd.), UST Leasing Corporation, UST Capital Corp., UST Realty Trust, Inc. and UST Auto Lease Corp., as well as eight subsidiaries which hold foreclosed real estate and four subsidiaries which are passive holders of securities. All of the subsidiaries, except Firestone Financial Canada Ltd. (which was organized under the laws of the Canadian province of Ontario) were organized under Massachusetts law.

    The Company engages in one line of business, that of providing financial services through its banking and nonbanking subsidiaries. A broad range of financial services is provided principally to individuals and small- and medium-sized companies in New England including those located in low- and moderate-income neighborhoods within the Company's defined Community Reinvestment Act assessment area. In addition, an important component of the Company's financial services is the provision of trust and money management services to professionals, corporate executives, nonprofit organizations, labor unions, foundations, mutual funds and owners of closely-held businesses, most of which are located in the New England region.

    As of the close of business on December 31, 1997, the Company's total assets were approximately $3.84 billion and USTrust, the lead bank, had over $3.8 billion, or 99 percent of the Company's consolidated assets.

The Subsidiary Banks

    The Subsidiary Banks are engaged in a general banking business and accept deposits which are insured by the Federal Deposit Insurance Corporation ("FDIC"). USTrust provides a full range of commercial and consumer financial services. USTC, which has full banking powers and accepts deposits which are insured by the FDIC, focuses its activity on trust and money management, venture capital and other fee-generating businesses.

Recent Developments

Acquisition of Firestone Financial Corp.

    On October 15, 1997, the Company consummated its acquisition of Firestone Financial Corp. ("Firestone"), an $85 million small business equipment finance company headquartered in Newton, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1,180,000 shares of the Company's Common Stock for the 2,000,000 closely held shares of Firestone common stock. Firestone has one subsidiary, Firestone Financial Canada Ltd., a Canadian entity which offers similar business equipment finance services to small business entities in Canada.

Pending Acquisition of Somerset Savings Bank

    On December 9, 1997, the Company executed an Affiliation Agreement and Plan of Reorganization (the "Somerset Agreement") with Somerset Savings Bank of Somerville, Massachusetts ("Somerset"), pursuant to which Somerset will be merged with and into USTrust. Somerset, a Massachusetts savings bank which at December 31, 1997 had consolidated assets of $540 million, serves the consumer and small business banking needs of its customers through its five branch offices located in the communities of Somerville and Burlington. The Somerset transaction, which is structured to qualify as a pooling of interests for accounting purposes, is subject to the approval of the shareholders of Somerset as well as to the receipt of federal and state regulatory banking approvals. Subject to the foregoing conditions, the Somerset transaction is expected to close during the second or third quarter of 1998.

    The Somerset transaction is structured as a tax-free exchange of 0.19 shares of UST Corp. Common Stock for each share of Somerset common stock outstanding. At the Company's closing stock price of $29.625 on December 9, 1997, the Somerset transaction would be valued at approximately $94 million, and Somerset shareholders would receive a value of $5.63 in the Company's Common Stock for each share of Somerset common stock. The purchase price represents a multiple of
2.3 times stated book value of Somerset at September 30, 1997. The Company expects to record a one-time, pre-tax charge of approximately $7.5 million in acquisition-related costs in connection with the Somerset transaction.

    Immediately after execution of the Somerset Agreement on December 9, 1997, the Company entered into a Stock Option Agreement with Somerset pursuant to which Somerset granted the Company the option to purchase, under certain circumstances, up to 2,777,000 shares (or approximately 16.7%) of its outstanding stock for $4.875 per share and has also agreed to pay the Company certain additional consideration related to the option.

    Following the consummation of the Somerset transaction, Mr. James F. Drew, a current director of Somerset, will become a director of the Company and Mr. Nicholas P. Salerno, a current director of Somerset, will become a director of USTrust. Additionally, pursuant to the terms of an Employment Agreement dated as of December 9, 1997, Mr. Thomas J. Kelly, currently President and Chief Executive Officer of Somerset, will become an Executive Vice President of USTrust.


Pending Acquisition of Affiliated Community Bancorp., Inc.

    On December 15, 1997, the Company executed an Affiliation Agreement and Plan of Reorganization (the "Affiliated Agreement") with Affiliated Community Bancorp., Inc. of Waltham, Massachusetts ("Affiliated"), pursuant to which the Company will acquire Affiliated. Affiliated is a $1.2 billion Massachusetts bank holding company for three community banks, Lexington Savings Bank, The Federal Savings Bank and Middlesex Bank & Trust Company ("Middlesex") (together, the "Affiliated Banks") which serve consumer and small business banking needs through 13 branch offices located in eastern Middlesex County. In the Affiliated Agreement, the Company has permitted Affiliated to sell all of the shares of capital stock of Middlesex for not less than

$8,000,000 prior to the effective date of the Affiliated transaction, which sale, if consummated, would not have a material effect on Affiliated. At December 31, 1997, Middlesex has assets of approximately $18.9 million and a net worth of approximately $7.7 million. The Affiliated transaction, which is structured to qualify as a pooling of interests for accounting purposes, is subject to the approval of the shareholders of the Company and Affiliated as well as to the receipt of federal and state regulatory banking approvals and is expected to close during the second or third quarter of 1998. While the Company will first acquire Affiliated, thereby making the Affiliated Banks subsidiaries of the Company, the Company anticipates merging the Affiliated Banks into USTrust in 1998.

    The Affiliated transaction is structured as a tax-free exchange of 1.41 shares of UST Corp. Common Stock for each share of Affiliated common stock outstanding. At the Company's closing stock price of $28.3125 on December 12, 1997, the Affiliated transaction would be valued at approximately $259 million, and Affiliated shareholders would receive a value of $39.92 in UST Corp. Common Stock for each share of Affiliated common stock. The Company expects to record a one-time, pre-tax charge of approximately $12 million in acquisition-related costs in connection with the Affiliated transaction. If the Company's average stock price during a specified period prior to closing is less than $24.06 per share and the Company's stock price has declined by more than 15% relative to a certain bank stock index, Affiliated can terminate the agreement, subject to the right of the Company to issue additional shares to ensure a per share value of $33.92 in stock of the Company.

    Immediately after execution of the Affiliated Agreement on December 15, 1997, the Company entered into a Stock Option Agreement with Affiliated pursuant to which Affiliated granted to the Company the option to purchase, under certain circumstances, up to 1,300,078 shares (or approximately 19.9%) of its outstanding stock for $32.937 per share.

    Following consummation of the Affiliated transaction, Mr. Neal F. Finnegan, currently President and Chief Executive Officer of the Company and USTrust, will serve as President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of USTrust, and Mr. Timothy J. Hansberry, currently President and Chief Executive Officer of Affiliated, will serve as Vice Chairman and Chief Operating Officer of the Company and President and Chief Operating Officer of USTrust. Additionally, five of the current directors of Affiliated, including Mr. Hansberry (or such lesser number as may be agreed to by the Company and Affiliated, and as will represent approximately 20% of the then existing Board of Directors of the Company) will become directors of the Company

Business Services

    The Subsidiary Banks provide a broad range of banking services including deposit, investment, cash management, payroll, wire transfer, leasing, merchant credit card and lending services throughout New England. Commercial and industrial lending takes the form primarily of direct loans and includes lines of credit, revolving credits, domestic and foreign letters of credit, term loans, mortgage loans, receivable, inventory and equipment loans and other specialized lending services. Furthermore, the Company provides additional services to small business customers through utilization of government sponsored and assisted loan programs. USTrust is certified by the SBA as a "Small Business Administration Lender." USTC provides deposit services and other banking services, but focuses its activities on money management, venture capital and other fee-generating services. Through Firestone, the Company provides small business equipment finance services. The Company intends to begin providing a broader range of cash management services to a larger number of municipalities during 1998. At December 31, 1997, the combined lending limit to a single borrower of USTrust was approximately $47 million.

Consumer Services

    Consumer services are provided by the Subsidiary Banks to customers in their geographic areas. These services include savings and checking accounts, NOW and money market accounts, consumer loans, credit cards (through a private label arrangement), ATM and debit cards, safe deposit box facilities, travelers' checks and foreign exchange into several major foreign currencies. Consumer loans include home equity loans and lines of credit, automobile loans, personal loans and loans to finance education costs as well as open-ended credit. The Company expects to reenter the residential mortgage origination business in 1998. USTrust also maintains a residential mortgage servicing capacity for its own portfolio and for third parties. As of December 31, 1997, the aggregate principal amount of residential mortgages serviced by the Company for its own account was approximately $698 million. In 1997 the Company began offering automobile leasing services to customers through UST Auto Lease Corp. Automobile loan and lease volume increased substantially in 1997 and reached a level of approximately $637 million as of December 31, 1997. The Company's Subsidiary Banks currently have an aggregate of 66 offices which maintain an automated teller machine system which, through membership in various networks, provides the Company's customers with access to their accounts at locations throughout the world. Most of the Company's proprietary ATM machines provide information to customers in English, Spanish and Portuguese, and also provide information adapted for the visually impaired.


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

Real Estate Services

    The Subsidiary Banks provide a broad range of industrial and commercial real estate lending services and other related financial services. In 1998, the Company intends to begin providing small real estate construction loans to developers of projects in the cities and towns served by USTrust's branch system. In addition, as noted above under the caption, "Consumer Services," USTrust is engaged in residential mortgage servicing and intends to reenter the residential mortgage origination business in 1998.

Asset and Money Management and Trust Services

Asset and money management, custodial and trust services are provided by USTC. In addition, USTC provides services as executor, administrator and trustee of estates and acts, under the terms of agreements, in various capacities such as escrow agent, bond trustee and trustee and agent of pension, profit sharing and other employee benefit trusts. At December 31, 1997, the total assets under management of USTC were approximately $3.1 billion. Approximately one quarter of total assets under management are those of clients who have requested that their assets be managed with specified social as well as financial investment objectives in mind. USTC also serves as investment adviser to a balanced mutual fund, the Boston Balanced Fund.

Securities Portfolios Maintained by the Company

    The Subsidiary Banks, both directly and through wholly-owned Massachusetts securities corporations, maintain securities portfolios consisting primarily of U.S. Treasury, U.S. Government Agency, and corporate and municipal securities. The Subsidiary Banks own an aggregate of four Massachusetts securities corporations. As Massachusetts securities corporations, these subsidiaries make exclusively passive investments and serve by buying, selling, dealing in and holding securities.

    All of the Company's securities are deemed "available-for-sale" which enhances the liquidity position of the Company and allows for flexibility in management of interest rate risk. The securities portfolios of the Subsidiary Banks also include certain other equity investments as allowed within limits prescribed by Massachusetts and federal law. Such investments currently include, among others, equity interests in the Massachusetts Housing Investment Corporation's Limited Partnership Equity Fund for Affordable Housing. The Treasury Division of the Company provides securities portfolio advisory services to the Company's Subsidiary Banks. USTrust is also a member of the Federal Home Loan Bank of Boston. This membership provides USTrust with access to an additional source of funds. In February 1998, USTrust also established UST Realty Trust, Inc., a real estate investment trust.

Principal Nonbanking Subsidiaries

    Firestone Financial Corp., organized in 1965 and acquired as a subsidiary of USTrust in 1997, provides small business equipment financing services to companies headquartered throughout the United States. Firestone's principal market consists of small businesses that maintain various types of coin-operated amusement equipment and vending machines, as well as owners/operators of dry-cleaning stores and coin operated laundry equipment. Firestone also provides similar services to Canadian companies through its wholly-owned subsidiary, Firestone Financial Canada Ltd., a Canadian entity. As of December 31, 1997, Firestone's total assets were approximately $86 million.

    UST Leasing Corporation, a subsidiary of USTrust organized in 1987, provides a broad range of equipment leasing services to corporations headquartered throughout the United States. UST Leasing Corporation offers a line of leasing products designed to meet the needs of the Company's small business customers and other business entities with similar needs. As of December 31, 1997, UST Leasing Corporation's total assets were approximately $63 million.

    UST Auto Lease Corp., a subsidiary of UST Leasing Corporation organized in 1997, provides automobile leasing services to consumers and corporations headquartered throughout New England. As of December 31, 1997, UST Auto Lease Corp.'s total assets were approximately $27 million.

    UST Realty Trust, Inc., an indirect subsidiary of USTrust, was organized in February of 1998. It functions as a real estate investment trust which holds, and may from time to time originate, real estate loans and participations in such loans.

    UST Capital Corp., organized in 1961 and acquired by the Company in 1969, is a subsidiary of USTC and is a licensed Small Business Investment Company. It specializes in equity and long-term debt financing for growth-oriented companies.

Competitive Conditions

    The Company's banking and nonbanking subsidiaries face substantial competition throughout Massachusetts. This competition is provided by commercial banks, savings banks, credit unions, consumer finance companies, insurance companies, mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. Most of these entities are actively engaged in marketing various types of loans, deposits, investment products and other financial services. Quality of service to customers, price of products, breadth of its range of products and services and ease of accessibility to facilities are among the principal methods of meeting competition in the banking and financial services industries.

         Supervision and Regulation of the Company and its Subsidiaries

General

    As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the Company is subject to substantial regulation and supervision by the Federal Reserve Board. As state-chartered banks, the Subsidiary Banks are subject to substantial regulation and supervision by the FDIC and the applicable state bank regulatory agencies. Such activities are often intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Company and its subsidiaries. Supervision, regulation and examination of the Subsidiary Banks by the bank regulatory agencies is not intended for the protection of the Company's security holders. Federal and state banking and other laws impose a number of requirements and restrictions on the business operations, investments and other activities of depository institutions and their affiliates.

General Supervision and Regulation

    The Company, as a bank holding company under the BHC Act, is registered with the Federal Reserve Board and is regulated under the provisions of the BHC Act. Under the BHC Act the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing or controlling banks or furnishing services to, or acquiring premises for, its Subsidiary Banks, except that the Company may engage in and own voting shares of companies engaging in certain activities determined by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or to managing or controlling banks "as to be a proper incident thereto."

    The Company is required by the BHC Act to file with the Federal Reserve Board an annual report and such additional reports and notices as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank.

    Because the Company is also a bank holding company under the Massachusetts General Laws, the Massachusetts Commissioner has authority to require certain reports from the Company from time to time and to examine the Company and each of its subsidiaries. The Massachusetts Commissioner also has enforcement powers designed to prevent banks from engaging in unfair methods of competition or unfair or deceptive acts or practices involving consumer transactions. Prior approval of the Massachusetts Board of Bank Incorporation is also required before the Company may acquire any additional banks located in Massachusetts or in other jurisdictions.

    The location of nonbank subsidiaries of the Company is not restricted geographically under the BHC Act. The Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Riegle-Neal Act"), enacted in 1995, permits adequately capitalized and managed bank holding companies to acquire control of banks in any state. Additionally, as of June 1, 1997, the Riegle-Neal Act allows for banks to branch across state lines, but individual states were given the right, prior to June 1, 1997, to elect to "opt out" of interstate banking entirely. In 1996, Massachusetts adopted legislation (the "Massachusetts Interstate Act") pursuant to which Massachusetts "opted in" to interstate banking. The Massachusetts Interstate Act also allows Massachusetts banks to establish and maintain branches through a merger or consolidation with or by the purchase of the whole or any part of the assets or stock of any out-of-state bank or through de novo branch establishment in any state other than Massachusetts.

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

    FDICIA requires the appropriate regulatory agencies to take specific actions against significantly undercapitalized institutions and undercapitalized institutions that fail to submit acceptable capital restoration plans. An undercapitalized institution is required to submit a capital restoration plan for acceptance by the appropriate federal banking agency and will be subject to close monitoring of both its condition and compliance with, and progress made pursuant to, its capital restoration plan. An institution that fails to submit an acceptable plan may be placed into conservatorship or receivership unless its capital restoration plan is accepted. An undercapitalized institution will also be subject to restrictions on asset growth, acquisitions, branching, new activities, capital distributions and the payment of management fees. As of December 31, 1997, USTrust was "adequately capitalized" and USTC was "well capitalized". (For further information regarding capitalization, please refer to Note 15 to Consolidated Financial Statements of this Form 10-K).

    An insured institution that receives a less-than-satisfactory rating for asset quality, management, earnings, liquidity or sensitivity to market risk may be deemed by its appropriate federal banking regulator to be engaging in an unsafe or unsound practice for purposes of issuing an order to cease and desist or to take certain affirmative actions. If the unsafe or unsound practice is likely to weaken the institution, cause insolvency or substantial dissipation of assets or earnings or otherwise seriously prejudice the interest of depositors or the FDIC, a receiver or conservator could be appointed. Finally, subject to certain exceptions, FDICIA requires critically undercapitalized institutions to be placed into receivership or conservatorship within 90 days after becoming critically undercapitalized.

    The status of the Company as a registered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws and the Massachusetts corporate laws. Federal bank regulatory agencies, including the Federal Reserve Board and the FDIC, have broad enforcement powers to restrict the activities of financial institutions and to impose or seek the imposition of civil and/or criminal penalties upon financial institutions, the individuals who manage or control such institutions and "institution affiliated parties" of such entities.

    Pursuant to the Community Reinvestment Act ("CRA") and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and its Subsidiary Banks in meeting the credit needs of the communities served by the Subsidiary Banks. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of branches, branch relocations and acquisitions of banks and bank holding companies. Currently the FDIC's CRA rating of USTrust is "outstanding"; FDIC does not rate USTC which it regards as a "special purpose" bank. The Massachusetts Commissioner currently has given each of USTrust and USTC a CRA rating of "satisfactory."

    From time to time various proposals are made in the United States Congress, as well as state legislatures, which would alter the powers of, and place restrictions on, different types of bank organizations as well as bank and nonbank activities. Such legislative proposals include proposals related to expansion of bank powers and increased consumer compliance disclosure requirements. From time to time, federal legislation is proposed which, if adopted, would grant bank holding companies broader powers with respect to insurance and securities activities. Under proposed federal legislation, broader cross-ownership would be authorized among banking, insurance and securities companies. At this time it seems unlikely that such legislation (in any form) will be adopted in the near term.

    In 1997 and early 1998, the federal banking regulatory agencies jointly issued guidance to the banking industry with respect to appropriate measures which financial institutions should take to address risks associated with the so-called "Year 2000" issue. In 1998, the agencies are performing on-site visitations to determine each financial institution's Year 2000 readiness. Failure to address any Year 2000 risks and concerns raised by the federal bank regulatory agencies as a result of their visitation could have material adverse consequences to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" for a further discussion of these matters.

Governmental Policies, Economic Conditions and Credit Risk Concentration

    The earnings and business of the Company's subsidiaries are and will be affected by a number of external influences, including general economic conditions in the United States and particularly in New England and the policies of various regulatory authorities of the United States, including the Federal Reserve Board. The Federal Reserve Board regulates the supply of money and of bank credit to influence general economic conditions within the United States and throughout the world. From time to time, the Federal Reserve Board takes specific steps to dampen domestic inflation and to control the country's money supply. The instruments of monetary policy employed by the Federal Reserve Board for these purposes (including the level of cash reserves banks, including nonmember banks such as the Company's Subsidiary Banks, are required to maintain against deposits) influence in various ways the interest rates paid on interest-bearing liabilities and the interest received on earning assets, and the overall level of bank loans, investments and deposits. During 1997, the Massachusetts economy was extremely robust: employment levels remained high; interest rates were at historically low levels; levels of disposable income were high and capital expenditures were strong. There can be no assurance that these strong local economic conditions will continue. In addition, the impact upon the future business and earnings of the Company of prospective economic conditions throughout the United States, and of the policies of the Federal Reserve Board as well as other federal regulatory authorities, cannot be predicted accurately.

    Most of the Company's loans outstanding are from borrowers located in Community Reinvestment Act delineated communities in Massachusetts and a substantial portion of these loans are various types of real estate loans; still others have real estate as additional collateral. At year-end 1997, the Company's exposure to credit risk from borrowers who had real estate as their primary collateral support included $1.1 billion of loans. The Base Lending Rate used by the Company's Subsidiary Banks and the costs they paid for major sources of funds remained relatively stable in 1996 and 1997.

General

    No significant portion of the loans or deposits of any of the Company's banking subsidiaries results from one or several accounts, the loss of which would materially affect its business. The Company does not experience significant seasonal fluctuations in its business.

Employees

    As of December 31, 1997, the Company and its subsidiaries had approximately 1,550 full-time and part-time employees. The Company regards its relations with its employees as good.


ITEM 2. Properties

    USTrust owns and occupies a twelve-story, 119,456 square foot brick and steel building constructed in 1915 and located at Government Center, 30-40 Court Street, Boston, Massachusetts which houses the banking premises of USTrust, USTC and the offices of the Company and most of its nonbanking subsidiaries.

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

    All of USTrust's branches are located in the greater Boston, Massachusetts metropolitan area. Of its branches, thirty-one are owned by USTrust and the remaining branch offices of USTrust occupy leased premises.

    The 1998 annual leasehold commitment for all premises leased by the Company's subsidiaries totals approximately $6,009,000 not including expenses related to tax or maintenance escalation provisions. (Refer to Note 17 to the Notes to Consolidated Financial Statements of this Form 10-K.)


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

    None.

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

    The common stock of the Company is traded over the counter and its price is quoted on the Nasdaq National Market System. During the period January 1, 1996, to December 31, 1997, the range of high and low sales prices for the Company's common stock was as follows:

                                               1997                              1996
                                               ----                              ----
                                      LOW              HIGH              LOW             HIGH
                                    -------          -------           --------         ------
                  1st Quarter . . . 18.125           21.9375           13.000           15.125
                  2nd Quarter . . . 18.625           23.250            12.750           15.125
                  3rd Quarter . . . 20.9375          26.125            14.250           17.125
                  4th Quarter . . . 24.250           29.625            16.750           20.625

    Such over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

    The number of holders of record of common stock of the Company was 2,603 at December 31, 1997.

    The Company declared cash dividends totaling $0.32 per share to each holder of its common stock in 1996. During 1997, the Company declared cash dividends totaling $0.42 per share to each holder of its common stock.

    Future dividends will depend upon the financial condition and earnings of the Company and its subsidiaries, their need for funds and other factors, including applicable government regulations and the absence of regulatory objection.

ITEM 6.  SELECTED FINANCIAL DATA

                                    UST CORP.
               CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA(1)

                                                                    YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                            1997            1996             1995            1994             1993
                                        -----------     -----------      -----------     -----------      -----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Earnings Data:
     Interest income..........          $   285,213     $   243,213      $   229,217     $   201,194      $   205,359
     Interest expense.........              110,008         102,127           90,632          68,698           74,844
                                        -----------     -----------      -----------     -----------      -----------
     Net interest income......              175,205         141,086          138,585         132,496          130,515
     Provision (credit) for
       possible loan losses...                  900         (17,300)          14,395          25,674           71,757
                                        -----------     -----------      -----------     -----------      -----------
     Net interest income
       after provision for
       possible loan losses...              174,305         158,386          124,190         106,822           58,758
     Noninterest income.......               38,023          39,941           36,517          36,888           45,173
     Noninterest expense......              157,082         124,669          118,121         118,705          117,952
                                        -----------     -----------      -----------     -----------      -----------
     Income (loss) before
       income taxes...........               55,246          73,658           42,586          25,005          (14,021)
     Income tax provision
       (benefit)..............               22,853          28,381           15,533           7,732           (6,143)
                                        -----------     -----------      -----------     -----------      -----------
     Income (loss) before
       change in accounting
       method ................               32,393          45,277           27,053          17,273          (7,878)

     Cumulative effect of
       change in accounting
       method (2)............                                                                                   2,750

                                        -----------     -----------      -----------     -----------      -----------
     Net income (loss)........          $    32,393     $    45,277      $    27,053     $    17,273      $    (5,128)
                                        ===========     ===========      ===========     ===========      ===========
Per Share Data:
     Basic earnings per
       share..................          $      1.09     $      1.56      $      0.94     $      0.61      $      (.20)
     Diluted earnings per
       share..................          $      1.08     $      1.53      $      0.92     $      0.60      $      (.20)
     Cash dividend declared
       per share..............          $      0.42     $      0.32      $      0.11     $      0.05      $      0.01
Weighted average basic shares
  outstanding.................           29,615,584      29,015,101       28,733,634      28,282,991       26,124,717
Weighted average diluted
  shares outstanding..........           30,104,451      29,576,005       29,417,172      29,009,100       26,124,717
Consolidated Average
  Balances(3):
     Total assets.............          $ 3,666,743     $ 3,173,831      $ 2,879,692     $ 2,844,832      $ 2,930,810
     Loans....................            2,635,868       2,077,325        1,976,769       1,894,734        1,997,908
     Deposits.................            2,808,082       2,292,302        2,246,605       2,251,829        2,328,552
     Funds borrowed(4)........              504,180         557,092          354,553         340,698          349,049
     Stockholders' investment               312,433         290,199          253,489         227,942          223,003
Consolidated Ratios:
     Net income (loss) to
       average total assets...                 0.88%           1.43%             .94%           0.61%           (0.17)%
     Net income (loss) to
       average stockholders'
       investment.............                10.37%          15.60%           10.67%           7.58%           (2.30)%
     Average stockholders'
       investment to average
       total assets...........                 8.52%           9.14%            8.80%           8.01%            7.61%
     Net chargeoffs
       (recoveries) to
       average loans...........                0.02%          (0.07)%           1.07%           1.40%            2.89%
     Reserve for possible
       loan losses to period
       end loans...............                 1.8%            2.1%             3.5%            3.9%             4.0%
     Average earning assets
       to average total
       assets..................               94.10%          94.66%           94.56%          93.78%           93.24%

     Dividend payout ratio.....               38.89%          20.92%           11.96%           8.33%            not
                                                                                                            meaningful

---------------------

(1) This information should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K.

(2) Reflects cumulative effect of change in method of accounting for income taxes.

(3) Average balances include the effect of fair value adjustments under SFAS
    No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(4) Includes federal funds purchased, repurchase agreements, short-term and other borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion should be read in conjunction with the financial statements, notes, and tables included elsewhere in this Form 10-K for the fiscal year ended December 31, 1997. Certain amounts reported for prior periods have been reclassified to conform to the 1997 presentation. All financial data presented has been restated to reflect the 1997 acquisitions of Walden Bancorp, Inc. ("Walden") and Firestone Financial Corp. ("Firestone") as poolings of interests. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information. Please refer to "Cautionary Statement Regarding Forward-looking Information" in this Form 10-K for a further discussion.

HIGHLIGHTS

        The Company's acquisition activities continued this year with the completed acquisition of Walden, a $1.0 billion multi-bank holding company, and the subsequent merger of Walden's subsidiary banks with USTrust. In addition, the Company completed the acquisition of Firestone, an $85 million small business equipment finance company. In December 1997, the Company announced the execution of definitive agreements to acquire Somerset Savings Bank ("Somerset"), a $540 million bank and Affiliated Community Bancorp, Inc. ("Affiliated"), a $1.2 billion multi-bank holding company. Refer to Note 2 to the Notes to Consolidated Financial Statements for a discussion of acquisitions.

        Net income for the year ended December 31, 1997, was $32.4 million, or $1.08 diluted earnings per share. Results for 1997 included a nonrecurring charge of $4.4 million for certain nondeductible merger-related expenses and a pre-tax charge of $11.8 million for restructuring charges related to the acquisition of Walden. Net interest margin and noninterest fee income improved substantially over the prior year. The fourth quarter 1996 purchase of twenty banking branches and assumption of $744 million in deposit liabilities and repurchase agreements and $508 million in loans from two local banking subsidiaries of Bank of Boston Corporation (the "Branch Purchase") added significantly to the Company's net interest income, noninterest income and noninterest expense. Additional revenue enhancements resulted from Company initiatives to improve earning asset volume and mix and increase fee-based businesses. The 1997 results compare with net income of $45.3 million, or $1.53 diluted earnings per share for the year ended December 31, 1996, which included a number of one-time charges and credits. Such nonrecurring items included a $6.8 million gain from a sale of a former banking subsidiary, an earnings credit of $18.6 million recorded through the provision for possible loan losses, a $5.9 million one-time charge for expenses incurred in connection with the Branch Purchase and other acquisition-related charges, and a one-time charge against earnings in the amount of $3.0 million to reflect an assessment on certain deposits insured by the Savings Association Insurance Fund ("SAIF").

                    FINANCIAL CONDITION AT DECEMBER 31, 1997

ASSETS

        Total assets at December 31, 1997 were $3.838 billion, a modest increase from $3.781 billion a year ago. Loans reflect growth of 12 percent, or $301 million to $2.836 billion at year end. Partially offsetting the increase in loans was a $105 million decrease in securities and decreases in federal funds sold and cash balances consistent with lower borrowings. Fixed assets increased $4 million as a result of the Company's continued investment in computer hardware and software.

Loans

         The following table presents the composition of the loan portfolio:

                                                      DECEMBER 31,
                               -----------------------------------------------------------
                                  1997        1996         1995        1994        1993
                               ----------  ----------   ----------  ----------  ----------
                                                   (DOLLARS IN THOUSANDS)

Commercial and financial...... $1,023,783  $  900,162   $  771,044  $  811,057  $  839,342
Commercial real estate:
  Construction................     41,834      29,624       49,817      34,691      57,405
  Developer, investor and
    land......................    236,263     305,056      363,049     402,842     444,782
Commercial lease financing....     56,260      46,480       31,663      28,858      29,372
Consumer:
  Residential mortgage........    697,874     804,109      462,021     481,370     398,772
  Home equity ................    111,151     107,310       95,242      91,107      89,398
  Indirect automobile
    installment(1)............    605,486     302,044      197,148      90,255      31,848
  Other consumer(1)...........     37,048      40,461       31,219      32,606      32,470
  Indirect automobile
    lease financing...........     26,283
                               ----------  ----------   ----------  ----------  ----------
          Total loans(2)......  2,835,982   2,535,246    2,001,203   1,972,786   1,923,389

Reserve for possible loan
  losses......................    (52,230)    (51,984)     (69,982)    (76,743)    (76,517)
                               ----------  ----------   ----------  ----------  ----------
                               $2,783,752  $2,483,262   $1,931,221  $1,896,043  $1,846,872
                               ==========  ==========   ==========  ==========  ==========

---------------------

(1) Indirect automobile installment loans represent loans that have been underwritten by the Company and originated, or sourced, by qualifying in-market automobile dealers. Automobile loans originated directly by the Company are not significant and are included with other consumer loans.

(2) Excluded from the loan balances at December 31, 1996 and 1995 were $12.4 million and $13.1 million, respectively, in loans held-for-sale, recorded at net realizable value and classified as other assets.

        During 1997 the consumer loan percentage increased to 52 percent of the total portfolio while commercial loans decreased from 51 percent last year to 48 percent this year. During 1996 the loan portfolio mix changed significantly from the previous year as consumer balances increased to 49 percent of the total loan portfolio from 39 percent a year earlier. The 1996 increase in consumer loan percentage reflected portfolio growth and consumer loan balances acquired in the Branch Purchase.

        The Company's commercial loan portfolios listed above totaled $1.358 billion at December 31, 1997, a modest growth of 6 percent, or $77 million over 1996. This compares with a net decline in commercial loans of $26 million in 1996 after excluding $111 million in commercial loans acquired in the Branch Purchase and $19 million in commercial loans sold in the sale of a Connecticut banking subsidiary.

        Residential loans decreased $106 million during the year to $698 million due to high levels of prepayment and normal amortization. The current relatively low interest rate environment has accelerated the prepayment rates in this portfolio and is expected to continue in the near term.

        The indirect automobile loan portfolio experienced its third consecutive year of strong growth in 1997. This portfolio totaled $605 million at December 31, 1997, and reflects growth of 100 percent, or $303 million, this year compared with growth of 53 percent, or $105 million, in 1996. During the latter half of 1997 this portfolio's growth was particularly high due to the exiting of some larger competitors from the market. Management expects future growth in this portfolio at a more moderate pace. These loans are subjected to the Company's credit quality standards and are not what is referred to in the industry as "subprime" automobile loans.

        Beginning in 1997, indirect automobile lease financing has been made available through existing client automobile dealers.

Loan Maturity Distribution

        The following table reflects the maturity and interest sensitivity of commercial and financial, and commercial real estate loans, at December 31, 1997:

                                                  AFTER 1 YEAR
                                1 YEAR OR LESS   THROUGH 5 YEARS  AFTER 5 YEARS      TOTAL
                                --------------   ---------------  -------------   ----------
                                                (DOLLARS IN THOUSANDS)

Commercial and financial......     $615,647        $325,564         $ 82,572      $1,023,783
Commercial real estate:
     Construction.............       13,943          15,547           12,344          41,834
     Developer, investor and
       land...................       42,495         131,668           62,100         236,263
                                 ----------        --------         --------      ----------
                                   $672,085        $472,779         $157,016      $1,301,880
                                   ========        ========         ========      ==========
Interest sensitivity of
above loans:
     With predetermined
       interest rates.........     $259,960        $263,002         $ 86,651      $  609,613
     With floating interest
       rates..................      412,125         209,777           70,365         692,267
                                   --------        --------         --------      ----------
                                   $672,085        $472,779         $157,016      $1,301,880
                                   ========        ========         ========      ==========

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

Securities

Securities totaled $722 million at December 31, 1997, a decrease of $105 million from a year earlier. The reduction in securities provided funding for loan growth and reflects a restructuring of the Company's portfolios. Lower-yielding and securities with a higher risk of prepayment were sold during the year. Early in 1997, upon the completion of the Walden acquisition, the Company redesignated $146 million of former Walden securities from held-to-maturity to securities available-for-sale, consistent with the Company's historical policy of carrying all securities as available-for-sale. Excluding pending acquisitions, the Company expects to maintain the securities available-for-sale portfolio at approximately its December 31, 1997 level over the next year. However, the balance could vary as the portfolio is utilized by the Company in managing its liquidity and interest rate risk.

        Partially offsetting the decline in securities due to net sales and amortization, was a change from an unrealized loss on securities available-for-sale of $4.4 million at December 31, 1996 to an unrealized gain of $3.8 million at December 31, 1997, an $8.2 million increase in fair value. The improvement reflects favorable changes in bond prices and on certain equity investments during the year. Refer to Note 1 to the Notes to Consolidated Financial Statements for a further discussion of the unrealized valuation adjustment to market value of securities available-for-sale as required under Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities."

        The change in the market value of securities available-for-sale also had the effect of increasing stockholders' investment by $4.8 million since year-end 1996. The unrealized loss reported as part of stockholders' investment of $2.6 million, net of tax at December 31, 1996, changed to an unrealized gain of $2.2 million, net of tax at December 31, 1997.

        The Company has a policy of purchasing securities primarily rated A or better by Moody's Investors Services and U.S. Government securities to minimize credit risk. As of December 31, 1997, $481.0 million of the Company's mortgage-backed securities were issued by agencies or sponsored agencies of the U.S. Government, $9.7 million was investment grade mortgage-backed securities issued by nongovernment agencies and acquired by the Company through the Walden acquisition. At December 31, 1997, none of the Company's mortgage-backed securities would be classified as "high risk" under Federal Financial Institutions Examination Council guidelines. All securities, however, carry interest rate risk which affects their market value such that as market yields increase, the value of the Company's securities declines and vice versa. Additionally, mortgage-backed securities carry prepayment risk where expected yields may not be achieved due to an inability to re-invest the proceeds from prepayment at comparable yields. Moreover, such mortgage-backed securities may not benefit from price appreciation in periods of declining rates to the same extent as the remainder of the portfolio. Refer to Note 1 to the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies" of this Form 10-K for a further discussion of prepayment risk. At December 31, 1997 the aggregate fair value of any individual issuer's securities, other than an agency or sponsored agency of the U.S. Government, did not exceed 10 percent of the Company's stockholder investment. The following table sets forth the book value of the securities owned by the Company:

                                                          DECEMBER 31,
                                                       -------------------
                                                         1997       1996
                                                       --------   --------
                                                      (DOLLARS IN THOUSANDS)
          Available-for-sale:
            Mortgage-backed securities...............  $490,691   $268,245
            U.S. Treasury and other U.S. Government
              agencies and corporations..............   105,952    233,509
            Obligations of states and political
              subdivisions*..........................     2,024      2,275
            Other securities.........................   123,765    177,774
                                                       --------   --------
                   Total available-for-sale..........  $722,432   $681,803
                                                       ========   ========
          Held-to-maturity:
            Mortgage-backed securities...............             $113,796
            U.S. Treasury and other U.S. Government
              agencies and corporations..............               25,468
            Obligations of states and political
              subdivisions*..........................                6,300
                                                                  --------
                   Total held-to-maturity............             $145,564
                                                                  ========

---------

*  Nontaxable

        The following table presents maturities for the Company's debt securities at December 31, 1997, and the approximate weighted tax equivalent yields (at the statutory federal tax rate of 35 percent). Mortgage-backed securities are shown at or based on their final maturity but are expected to have shorter average lives. Considering this, the Company estimates the average life of the entire portfolio to be 2.5 years. Yields presented in this table have been computed using the amortized cost of the securities.


                                                              SECURITIES MATURING IN
                                                              ----------------------
                                                          AFTER 1 YEAR
                                     1 YEAR OR LESS      THROUGH 5 YEARS   5-YRS. THROUGH 10    10 YRS. OR MORE
                                     ---------------    ----------------    ----------------    ---------------
                                     BALANCE   YIELD    BALANCE    YIELD    BALANCE    YIELD    BALANCE   YIELD
                                     -------   -----    -------    -----    --------   -----    -------   -----
                                                                (DOLLARS IN THOUSANDS)
Available-for-sale:
  Mortgage-backed securities......                       $17,896    6.13%   $145,233    6.44%   $326,848   6.12%
  U.S. Treasury and other
    U.S. Government agencies
    and corporations..............    $1,749    6.12%     79,333    6.26%     25,002    5.47%
  Obligations of states
    and political subdivisions ...                           753    7.98%        805    7.92%        441   8.31%
  Other debt securities...........                        40,439    6.66%     16,933    5.96%
                                      ------           ---------            --------            --------
        Total.....................    $1,749    6.12%  $ 138,421    6.37%   $187,973    6.28%   $327,289   6.12%
                                      ======           =========            ========            ========

LIQUIDITY AND FUNDING

        Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the Federal Home Loan Bank credit facility, purchased or other borrowed funds, and access to the capital markets. The Company's securities portfolio is classified entirely as available-for-sale, which provides the flexibility to sell certain securities based upon changes in economic or market conditions, interest rate risk and the Company's financial position and liquidity.

        At December 31, 1997, liquidity, which includes excess cash, federal funds sold and unpledged securities, totaled approximately $470 million, or 12 percent of total assets.

        The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term borrowings. Total deposits increased $122 million, or 4 percent, to $2.978 billion since December 31, 1996 which reflects the Company's innovative deposit products and promotion initiatives as well as the synergies of a larger branch network. Noninterest-bearing deposits increased $108 million while savings deposit growth, which includes NOW, money market and regular savings, was $34 million. Higher cost certificates of deposit decreased $20 million. The savings deposit balances also reflect a shift from NOW to money market deposits of over $300 million since the beginning of the year. This was a result of an overnight deposit sweep process implemented earlier this year by the Company's subsidiary bank, USTrust. This process transfers certain NOW account balances to money market accounts on a nightly basis then returns the balances to a NOW account status the following morning. The effect of this process, which has no impact on an individual customer's account status, is a reduction of the cash reserve balances required to be maintained at the Federal Reserve Bank. This process has become a customary procedure for most large institutions and has Federal Reserve Board approval. Short-term and other borrowings, which consist principally of federal funds purchased, securities sold under agreement to repurchase, and borrowings from the Federal Home Loan Bank, decreased $78 million to $471 million, consistent with the reduction in cash, federal funds sold, and lower securities balance.

        As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $44.6 million during 1997. Cash provided by operations resulted largely from net income earned during the year. Cash used by investing activities was due to an excess of purchases of securities and increased loan volume over cash provided by securities sales and maturities, and reduction in federal funds sold. Cash provided by financing activities was provided primarily by increases in nontime deposits, partially offset by reductions in certificates of deposit and borrowings.

        At December 31, 1997, the parent company had $6 million in cash and due from banks and $4 million in short-term securities purchased under agreement to resell, compared with $1 million and $14 million, respectively, at December 31, 1996. The decrease in excess funds was primarily due to the net of a $20 million capital contribution to USTrust in connection with USTrust's capital requirements and the purchase of twenty banking branches, dividends paid to shareholders, and receipt of $19.5 million in dividends from subsidiaries during the year.

Deposits

        The following table sets forth the remaining maturities of certificates of deposit in the amount of $100 thousand or more at December 31, 1997:

                                                         AMOUNT IN THOUSANDS
                                                         -------------------

                  Less than three months...............        $ 97,656
                  Three to six months..................          24,877
                  Six to twelve months.................          23,529
                  Over twelve months...................          13,582
                                                               --------
                            Total......................        $159,644
                                                               ========

Short-term Borrowings

        The Company's short-term borrowings consist primarily of federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. These instruments generally range from overnight funds to one month in duration.

                                     AT  DECEMBER 31,                     FOR THE YEAR ENDED DECEMBER 31,
                               -----------------------------   -----------------------------------------------------
                                            WEIGHTED AVERAGE    MAXIMUM AMOUNT    AVERAGE AMOUNT    WEIGHTED AVERAGE
                               BALANCE        INTEREST RATE    AT ANY MONTH END     OUTSTANDING       INTEREST RATE
                               -------      ----------------   ----------------   --------------    ----------------
                                 (DOLLARS IN THOUSANDS)

Federal funds purchased:
     1997..............      $ 79,027            5.58%            $ 80,071           $ 71,543            5.43%
     1996..............        92,677            5.73%              92,677             68,551            5.35%
     1995..............        57,406            5.63%              57,406             40,020            5.86%

Securities sold under
agreements to repurchase:
     1997..............      $272,460            4.65%            $284,951           $262,707            4.61%
     1996..............       237,317            4.73%             286,874            228,030            4.70%
     1995..............       173,941            4.73%             173,941            129,004            4.85%

FHLB borrowings:
     1997                    $ 55,000            5.85%            $ 55,000           $ 45,000            5.85%
     1996                      35,000            5.45%             307,500             59,795            5.46%
     1995..............       111,500            5.55%             111,500            111,500            5.55%



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

        The Company's GAP presentation may not reflect the degree to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to either the prime rate, the London Interbank Offered Rate ("LIBOR") or treasury bill index. A small increase in market rates during the first quarter of 1997 was not enough to offset the impact of competitive pressure on loan pricing, which had the effect of a reduction in the Company's yield on loans.

    The following table summarizes the Company's GAP position at December 31, 1997. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis as management deems appropriate. Securities and noninterest-bearing deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for noninterest-bearing deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At December 31, 1997, the one-year cumulative GAP position was positive at $11 million, or approximately .3 percent of total assets.

                                                         INTEREST SENSITIVITY PERIODS
                                           --------------------------------------------------------
                                           0-30 DAYS  31-90 DAYS  91-365 DAYS  OVER 1 YEAR    TOTAL
                                           ---------  ----------  -----------  -----------  -------
                                                            (DOLLARS IN MILLIONS)

      Loans, net of reserve.............    $  981       $ 143       $460        $1,200      $2,784
      Federal funds sold................        68                                               68
      Securities........................        50          54        120           498         722
      Other assets......................        29                      3           232         264
                                            ------       -----       ----        ------      ------
                Total assets............    $1,128       $ 197       $583        $1,930      $3,838
                                            ------       -----       ----        ------      ======

      Interest-bearing deposits.........    $  565       $ 200       $442        $1,063      $2,270
      Borrowed funds....................       421           5         36             9         471
      Noninterest-bearing
         deposits.......................       204                                  504         708
      Other liabilities and
         stockholders' equity...........        24                                  365         389
                                            ------       -----       ----        ------      ------
                Total liabilities and
                    equity..............    $1,214       $ 205       $478        $1,941      $3,838
                                            ------       -----       ----        ------      ======
      GAP for period....................    $  (86)      $  (8)      $105        $  (11)
                                            ======       -----       ----        ------
      Cumulative GAP....................    $  (86)      $ (94)      $ 11        $    0
                                            ======       =====       ====        ======

      As a percent of total assets......     (2.24)%     (2.45)%      .29%


        The Company also uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., 12 month) time horizon. Simulation analysis involves projecting future interest income and expense from the Company's assets, liabilities, and off-balance sheet positions under various scenarios. The Company's limits on interest rate risk specify that, if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 10 percent. The following table reflects the Company's estimated exposure as a percentage of estimated net interest income, and consequently net income, for the next 12 months, assuming an immediate shift in interest rates:


                                                 ESTIMATED EXPOSURE AS A
            RATE CHANGE (BASIS POINTS)      PERCENTAGE OF NET INTEREST INCOME
            --------------------------      ---------------------------------
                        +200                                .5%
                        -200                              (4.0)%

        Certain shortcomings are inherent in a simulation analysis. Certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. Additionally, the proportion of fixed-rate loans in the Company's portfolio could increase in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, early withdrawal and prepayment levels could deviate significantly from those assumed in the analysis. Finally, the ability of some borrowers to repay their adjustable rate mortgage loans may decrease in the event of interest rate increases.

        On January 31, 1997, the Securities and Exchange Commission issued final rules governing disclosure requirements for financial instruments, including derivatives. This new release requires more detailed disclosure than required in SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." However, the additional disclosures are only required when material. As of December 31, 1997, the positive fair value of derivatives outstanding was immaterial to the Company's financial statements as a whole and, therefore, these additional disclosures are not presented.

CAPITAL

        There are three capital requirements that banks and bank holding companies must meet. Two requirements take into consideration risks inherent in assets for both on- and off-balance sheet items on a risk- weighted basis ("risk-based assets"). Risk weightings are as determined by banking regulators for the industry as a whole. Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital, as defined in the regulations, divided by risk-based assets) of 4 percent and 8 percent, respectively. Tier 1 capital is essentially shareholders' investment, net of intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of intangibles. All but the most highly-rated banks are required to maintain a minimum of 4 percent. The Company has not been notified of a specific requirement above the minimum. All three capital ratios are calculated excluding the effect of SFAS No. 115 and unrealized gain/loss on securities available-for-sale. Management believes, as of December 31, 1997, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements. Refer to Note 15 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of capital requirements.

        In 1997, the Company declared quarterly cash dividends totaling $12.7 million, or $0.42 per share, to stockholders. Also, during the year the Company's subsidiaries declared dividends payable to the Company totaling $22.5 million, $1.0 million from USTC, $19.5 million from USTrust and $2 million from JSA Financial Corporation. The Company contributed capital of $20 million to USTrust in 1997 in connection with USTrust's capital requirements and the Branch Purchase.

        In 1995, the Company's Board of Directors approved a stock repurchase program and the Company adopted a shareholder rights plan. The stock repurchase program was terminated in 1996 and all shares acquired thereunder were reissued. Refer to Note 15 to the Notes to Consolidated Financial Statements for a discussion.

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

        Credit quality within all the commercial loan and lease portfolios of each subsidiary is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Lenders monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and overall loan quality are also assessed on a regular basis by an independent Loan Review Department which reports to the Company's Board of Directors and its Asset Quality Committee. Loan Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. Results and recommendations from this process provide senior management and the Board of Directors and its Asset Quality Committee with independent information on loan portfolio condition. The Asset Quality Committee monitors asset quality monthly and actively reviews the large credit exposures. Consumer loan quality is evaluated on the basis of delinquent data due to the large number of such loans and relatively small size of individual credits. Historical trend analysis reports are reviewed on a monthly basis by senior lending officers and the Company's Board of Directors.

        At December 31, 1997, substandard loans totaled $36 million, level with the balance at year-end 1996. Loans reported as substandard include loans classified as Substandard or Doubtful, as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include loans on nonaccrual, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

        At December 31, 1997, Substandard and Doubtful loans were $34.3 million and $1.7 million, respectively. Substandard loans include $21.3 million of accruing commercial and commercial real estate loans, of which 85 percent were current with respect to contractual principal and interest payments, and $13.0 million in loans that were on nonaccrual and included in nonperforming assets. All of the loans rated Doubtful were on nonaccrual and included in nonperforming assets. Also, at December 31, 1997 loans rated Special Mention in the Company's internal risk rating profile amounted to $18.8 million, all of which were current. Special Mention loans, as defined by the Company, have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the assets.

         As of year-end 1997, approximately 60 percent of loans classified as Substandard or Doubtful were collateralized by real estate, and the remainder were collateralized by accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 35 percent were collateralized by owner-occupied commercial properties, approximately 55 percent were collateralized by commercial real estate, and approximately 10 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.

Nonperforming Assets

         The following table sets forth the Company's total nonperforming assets and performance measures regarding key indicators of asset quality:

                                                                     DECEMBER 31,
                                                  -------------------------------------------------
                                                   1997       1996     1995      1994        1993
                                                  ------    -------   -------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
       Nonperforming assets:
         Nonaccruals:
            Commercial and financial...........   $11,963   $23,927   $15,100   $ 37,969   $ 29,503
            Commercial real estate:
              Construction.....................                 495       256      1,107      1,791
              Developer, investor and land.....    4,420      3,790     4,145     21,658     32,218
            Commercial lease financing.........      237
            Consumer:
              Residential mortgage.............    6,029      4,625     4,548      7,476      6,914
              Home equity......................      698        522       831        673        218
              Indirect automobile installment..    1,866        778       446        134         40
              Other consumer...................      305         72       128         34        549
                                                  ------    -------   -------   --------   --------
         Total nonaccrual......................   25,518     34,209    25,454     69,051     71,233
         Accruing loans 90 days or more past
            due................................    1,069        998       714      2,289        991
         Other property owned (OPO), net(1)....    1,334      1,988     3,920     11,610     18,011
         Restructured loans(2).................               1,264     7,959     19,916     48,320
                                                  ------    -------   -------   --------   --------
       Total nonperforming assets..............   $27,921   $38,459   $38,047   $102,866   $138,555
                                                  =======   =======   =======   ========   ========

       Reserve for possible loan losses........   $52,230   $51,984   $69,982   $ 76,743   $ 76,517
       Net chargeoffs (recoveries).............   $   654   $(1,406)  $21,156   $ 24,463   $ 56,975
       Other property owned (OPO) reserve......   $   623   $   320   $   568   $  1,044   $  4,635

       Ratios:
       Reserve to nonaccrual loans.............   204.7%    152.0%     274.9%    111.1%     107.4%
       Reserve to total of nonaccrual loans,
         accruing loans 90 days or more past
         due and restructured loans............   196.4%    142.5%     205.1%     84.1%      63.5%
       Reserve to period-end loans.............     1.8%      2.1%       3.5%      3.9%       4.0%
       Nonaccrual loans to period-end loans....     0.9%      1.3%       1.3%      3.5%       3.7%
       Nonaccrual loans and accruing loans
         over 90 days past due to
         period-end loans......................     0.9%      1.4%       1.3%      3.6%       3.8%
       Nonperforming assets to period-end
         loans and OPO.........................     1.0%      1.5%       1.9%      5.2%       7.1%
       Nonperforming assets to total assets....     0.7%      1.0%       1.2%      3.6%       4.7%

       Net chargeoffs (recoveries) to average
       loans...................................     0.0%     (0.1)%      1.1%      1.4%       2.9%
       OPO reserve to OPO......................    31.8%     13.9%      12.7%      8.3%      20.5%


----------

 (1)Included in other property owned ("OPO") are other real estate owned, automobiles, and equipment acquired through foreclosure or in settlement of loans. The balance is stated net of a valuation reserve. Refer to Note 1 to the Notes to Consolidated Financial Statements for a discussion of OPO.

(2) Restructured loans are those where interest rates and/or principal repayments have been restructured to defer or reduce payment as a result of financial difficulties of the borrower.

        As exhibited in the preceding table, total nonperforming assets were reduced $10.5 million in 1997 to $27.9 million. The decrease was led by a reduction in nonaccrual commercial loans. The nonaccrual residential mortgage and indirect automobile loans increase from 1996 reflected the substantial increase in balances outstanding of these loans. The reserve to total nonaccrual loans improved to 204.7 percent at December 31, 1997 compared with 152.0 percent a year ago.

        The Company's consumer loan delinquency rates (greater than 30 days past due including nonaccruals) continue to remain at favorable levels. The delinquency rate for the indirect automobile loans, the largest component of the Company's consumer loan portfolio excluding residential mortgage loans, was 3.20 percent at December 31, 1997 compared with 2.89 percent at December 31, 1996. The Company anticipates that the current high growth rate experience in the indirect automobile loan portfolio will subside in future periods as well as experience seasonal fluctuations. This factor, combined with the eventual maturity of the existing portfolio, will likely result in an increase in the delinquency rate in future periods.

        At December 31, 1997, total impaired loans were $16.4 million, comprised of $2.2 million that required a reserve for possible loan losses of $1.1 million and $14.2 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," are commercial and commercial real estate loans recognized by the Company as nonaccrual and restructured. Refer to Notes 1 and 5 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion on SFAS No. 114. The amount of interest on December 31, 1997 impaired loans that would have been recorded had the loans been paying in accordance with their original terms during 1997 was approximately $3.2 million. The amount of interest income on these loans included in net income in 1997 was approximately $1.2 million.

Reserve for Possible Loan Losses

        The Company maintains a reserve for possible loan losses to absorb future chargeoffs of loans and leases in the existing portfolio. The reserve is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against the reserve. Recoveries on amounts previously charged-off are added to the reserve when collected. Adequacy of the reserve for possible loan losses is determined using a consistent, systematic methodology which analyzes the size and risk of the loan and lease portfolio. Factors include historical loss experience and asset quality, as reflected by delinquency trends, nonaccrual and restructured loans and the Company's credit risk rating profile. Consideration is also given to the current and expected economic conditions and, in particular, how such conditions affect the types of credits in the portfolio and the market area in general. The analysis includes sensitivity testing and a written conclusion.

        No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses and ratio of loans in each category to total loans at December 31, 1993 through 1997 is presented below:

                                                                          DECEMBER 31,
                     --------------------------------------------------------------------------------------------------------------
                             1997                   1996                    1995                1994                  1993
                     --------------------   ---------------------  --------------------- --------------------- --------------------
                                 LOANS AS               LOANS AS                LOANS AS              LOANS AS            LOANS AS
                                 A PERCENT              A PERCENT              A PERCENT             A PERCENT            A PERCENT
                     ALLOCATION  OF TOTAL   ALLOCATION  OF TOTAL   ALLOCATION  OF TOTAL  ALLOCATION  OF TOTAL  ALLOCATION OF TOTAL
                       AMOUNT     LOANS       AMOUNT     LOANS       AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                     ----------  ---------  ----------  ---------  ----------  --------- ----------  --------- ---------- --------
                                                             (DOLLARS IN THOUSANDS)
Amount of loan loss
reserve:
Commercial and
 financial..........  $19,449      36.1%     $17,762     35.5%      $22,345     38.5%     $33,601     41.1%     $39,879     43.7%
Commercial real
 estate:
   Construction.....      747       1.5%         556      1.2%          952      2.5%         891      1.8%       2,271      3.0%
   Developer,
     investor
     and land.......    3,057       8.3%       4,638     12.0%        8,329     18.1%      13,927     20.4%      18,497     23.1%
Commercial lease
  financing.........      974       2.0%         634      1.8%          408      1.6%         181      1.5%         199      1.5%
Consumer*...........   20,745      52.1%      15,837     49.5%       10,948     39.3%       7,728     35.2%       7,148     28.7%
Unallocated.........    7,258                 12,557                 27,000                20,415                 8,523
                      -------     -----      -------    -----       -------    -----      -------    -----      -------    -----
       Total........  $52,230     100.0%     $51,984    100.0%      $69,982    100.0%     $76,743    100.0%     $76,517    100.0%
                      =======     =====      =======    =====       =======    =====      =======    =====      =======    =====


* Consumer loans include indirect automobile installment loans and leases, residential mortgages and home equity lines of credit, credit cards, and check credit loans.

        The reserve for possible loan losses was $52.2 million at December 31, 1997, approximating the $52.0 million balance a year ago. Net chargeoffs of $654 thousand were offset by a $900 thousand provision for possible loan losses. The unallocated portion of the reserve at year end was $7.3 million, or 14 percent of the reserve, down from $12.6 million, or 24 percent, of the reserve a year ago. The decrease in the unallocated portion was due mostly to additional allocation to the consumer loan category consistent with the 1997 net consumer loan growth of $225 million. The level reserve for possible loan losses follows a net decrease of $18.0 million in 1996 which reflected the receipt of a regulatory examination that confirmed the Company's risk ratings and reserve adequacy analysis which allowed for a large reduction in reserve requirements.

        The unallocated portion of the reserve is not expected to decline over the next year as it has since 1995. The Company expects to maintain reserve levels which are consistent with asset quality and the risk inherent within the loan portfolios.

        A summary of loan loss experience for the years ended December 31, 1993 through 1997 is presented below:

                                                               DECEMBER 31,
                                       -----------------------------------------------------------
                                          1997       1996         1995         1994        1993
                                       ---------  ----------   ----------  ----------   ----------
                                                          (DOLLARS IN THOUSANDS)

 Reserve for loan losses at
   beginning of period...........      $  51,984  $   69,982   $   76,743  $   76,517   $   61,735
                                       ---------  ----------   ----------  ----------   ----------
 Chargeoffs:
      Commercial and financial...          2,030       4,732       10,122      16,845       32,452
      Commercial real estate:
        Construction.............                                     531         206        1,760
        Developer, investor and land         362         256       16,531      13,483       23,387
      Consumer:
        Residential mortgage.....            449       1,162        2,115       1,458        1,298
        Home equity..............            116          51          403         119          370
        Indirect automobile
          installment............          2,793       1,736          844         806        1,981
        Other consumer...........            996         212          178         281          319
                                      ----------  ----------   ----------  ----------   ----------
        Total chargeoffs.........          6,746       8,149       30,724      33,198       61,567
                                      ----------  ----------   ----------  ----------   ----------
 Recoveries:
      Commercial and financial...          2,976       4,908        5,654       4,524        1,989
      Commercial real estate:
        Construction.............                         35          192          94           97
        Developer, investor and land       1,746       3,104        1,799       1,034          928
      Consumer:
        Residential mortgage.....            623         736        1,191         127          408
        Home equity .............             12          17           46          48          101
        Indirect automobile
           installment...........            685         707          642         820        1,046
        Other consumer...........             50          48           44          88           23
                                      ----------  ----------   ----------  ----------   ----------
        Total recoveries.........          6,092       9,555        9,568       6,735        4,592
                                      ----------  ----------   ----------  ----------   ----------
 Net chargeoffs (recoveries).....            654      (1,406)      21,156      26,463       56,975

 Provision (credit) for possible
     loan losses ................            900     (17,300)      14,395      25,674       71,757
 Reserve of (sold) acquired banks                     (2,104)                   1,015
                                      ----------  ----------   ----------  ----------   ----------
 Reserve for loan losses at
     end of period...............     $   52,230  $   51,984   $   69,982  $   76,743   $   76,517
                                      ==========  ==========   ==========  ==========   ==========

 Average loans...................     $2,635,868  $2,077,325   $1,976,769  $1,894,734   $1,997,908
                                      ==========  ==========   ==========  ==========   ==========
 Ratio of net chargeoffs
   (recoveries) to average
   loans.........................            0.0%       (0.1)%        1.1%        1.4%         2.9%


                              RESULTS OF OPERATIONS

COMPARISON OF 1997 WITH 1996

        For the year ended December 31, 1997, net income was $32.4 million, or $1.08 diluted earnings per share, compared with $45.3 million, or $1.53 diluted earnings per share, for the year ended December 31, 1996. The decrease in reported earnings was the direct result of a number of one-time charges and credits in both periods. Results for 1997 included a nonrecurring charge of $4.4 million for certain nondeductible merger-related expenses and a pre-tax charge of $11.8 million for restructuring charges related to the acquisition of Walden. 1996 results included a $6.8 million gain from a sale of a Connecticut banking subsidiary, an earnings credit of $18.6 million recorded through the provision for possible loan losses, a $5.9 million one-time charge primarily from expenses incurred in connection with the Branch Purchase, and a one-time charge against earnings of $3.0 million to reflect an assessment on certain deposits insured by the SAIF. Excluding these nonrecurring charges and credits in both years, 1997 net income was $43.6 million, or $1.45 diluted earnings per share, a 22 percent increase over the $35.6 million, or $1.21 diluted earnings per share in 1996. Net income for 1997, including the aforementioned nonrecurring items, produced a return on average stockholders' investment of 10.37 percent compared with 15.60 percent in 1996, and a return on average assets of .88 percent compared with
1.43 percent last year. A comparative analysis for return on average assets and return on average stockholders' investment is presented below:

                                                                                         RETURN ON AVERAGE
                                                      RETURN ON AVERAGE ASSETS       STOCKHOLDERS' INVESTMENT
                                                       YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                      ------------------------       ------------------------
                                                         1997           1996            1997           1996
                                                      ----------      --------       ----------     ---------

Net interest income..............................        4.77%          4.44%           56.08%         48.62%
Provision (credit) for possible loan losses......         .02           (.54)             .29          (5.96)
                                                         ----           ----            -----          -----
Net interest income after provision for possible
  loan losses....................................        4.75           4.98            55.79          54.58
Noninterest income...............................        1.03           1.26            12.17          13.76
Noninterest expense..............................        4.28           3.92            50.28          42.96
                                                         ----           ----            -----          -----
Income before income tax.........................        1.50           2.32            17.68          25.38
Income tax provision.............................         .62            .89             7.31           9.78
                                                         ----           ----            -----          -----
     Net income..................................         .88%          1.43%           10.37%         15.60%
                                                         ====           ====            =====          =====


Net Interest Income Analysis

        The Company's net interest income on a fully taxable equivalent basis was $175.9 million in 1997, $34.0 million higher than the previous year. The increase in net interest income was due to the additional volume of interest-earning assets and interest-bearing liabilities acquired in the Branch Purchase, and improvements in earning asset mix and volumes. Market rates were relatively level during the year and not a major factor in the interest margin growth.

        The table below presents the following information: average earning assets and average interest-bearing liabilities supporting earning assets; and interest income and interest expense expressed as a percentage of the related asset or liability. The average balances and the rates presented include the effect of fair value adjustments under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

                                                                             DECEMBER 31,
                                    --------------------------------------------------------------------------------------------
                                                 1997                           1996                           1995
                                    -----------------------------   ----------------------------    ----------------------------
                                     AVERAGE              AVERAGE    AVERAGE             AVERAGE     AVERAGE             AVERAGE
                                     BALANCE    INTEREST   RATE      BALANCE    INTEREST   RATE      BALANCE    INTEREST   RATE
                                    ---------   --------   ----     ---------   --------   ----     ---------   -------    ----
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks.........    $ 100,461                       $ 110,862                      $  111,429
Federal funds sold and other....       81,563   $ 4,775    5.85%       40,829   $ 2,223    5.44%       53,030   $ 3,939    7.43%
Securities:
  Taxable.......................      718,274    44,803    6.24       875,356    52,600    6.01       685,284    41,875    6.11
  Nontaxable(1).................       14,712       981    6.67        10,969       872    7.95         8,058       868   10.77
                                    ---------    ------             ---------    ------             ---------    ------
  Total securities..............      732,986    45,784    6.25       886,325    53,472    6.03       693,342    42,743    6.16
Loans(1)(2).....................    2,635,868   235,338    8.93     2,077,325   188,277    9.06     1,976,769   183,485    9.28
Reserve for possible loan losses      (52,116)                        (66,952)                        (76,000)
                                   ----------                      ----------                      ----------
  Net loans.....................    2,583,752                       2,010,373                       1,900,769
Other assets....................      167,981                         125,442                         121,122
                                   ----------  --------            ----------  --------            ----------  --------
    Total assets/interest income   $3,666,743  $285,897            $3,173,831  $243,972            $2,879,692  $230,167
                                   ==========  ========            ==========  ========            ==========  ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
Noninterest-bearing.............    $ 544,098                       $ 410,181                       $ 381,238

NOW.............................       74,718   $   894    1.20%      264,063  $  3,299    1.25%      259,498   $ 3,304    1.27%
Money market....................      612,242    13,381    2.19       299,259     9,551    3.19       309,034     8,823    2.86
Regular savings.................      670,182    19,500    2.91       465,685    11,636    2.50       491,484    13,204    2.69
Time............................      906,842    48,891    5.39       853,114    47,198    5.53       805,351    44,072    5.47
                                   ----------  --------            ----------  --------            ----------  --------
    Total interest-bearing
        deposits................    2,263,984    82,666    3.65     1,882,121    71,684    3.81     1,865,367    69,403    3.72
                                   ----------                      ----------                      ----------
    Total deposits..............    2,808,082                       2,292,302                       2,246,605
Short-term and other
  borrowings....................      504,180    27,342    5.42       557,092    30,443    5.46       354,553    21,230    5.99
Other liabilities...............       42,048                          34,238                          25,045
Stockholders' investment........      312,433                         290,199                         253,489
                                   ----------  --------    ----    ----------  --------    ----    ----------  --------    ----
     Total liabilities and
       stockholders'
       investment/interest
       expense..................   $3,666,743  $110,008    3.00%   $3,173,831  $102,127    3.22%   $2,879,692  $ 90,633    3.15%
                                   ==========  ========            ==========  ========            ==========  ========
Earning assets -- interest income  $3,450,417  $285,897    8.29%   $3,004,479  $243,972    8.12%   $2,723,141  $230,167    8.45%
Interest-bearing
  liabilities -- interest expense  $2,768,164   110,008    3.97%   $2,439,213   102,127    4.19%   $2,219,920    90,633    4.08%
                                               --------                        --------                        --------
Net interest spread(3)..........                           4.32%                           3.93%                           4.37%
Net interest margin(4)..........               $175,889    5.10%               $141,845    4.72%               $139,534    5.12%
                                               ========                        ========                        ========


----------

(1) Interest on loans to and obligations of states and political subdivisions is not subject to federal income tax. In order to make pretax yields comparable to taxable loans and investments, a tax equivalent adjustment is utilized. The adjustment is based on a 35 percent federal income tax rate in 1997, 1996 and 1995 and includes applicable state taxes, net of federal tax benefit.

(2) Average loan balance includes nonaccrual loans, such that the negative income effect is included in the calculation of average rates.

(3) Net interest spread is the excess of the interest rate on average earning assets over the interest rate on average interest-bearing liabilities.

(4) Net interest margin is the excess of the interest earned over interest expense divided by average earning assets.


         As reflected in the foregoing table, the yield on loans in 1997 was
8.93 percent, down slightly from 9.06 percent a year earlier, due mostly to external pressure on loan pricing of new loans, particularly commercial credits. Yield on securities improved from 6.03 percent to 6.25 percent reflecting the positive impact of the aforementioned restructuring program. Yield on earning assets increased 17 basis points from 8.12 percent last year to 8.29 percent in 1997 due to a shift in earning asset mix from securities to the higher yielding loan assets, and from the securities yield improvement. The cost of interest-bearing liabilities decreased 22 basis points to 3.97 percent. Deposit costs, the principal component of interest-bearing liabilities, crept downward during the year from 3.81 percent to 3.65 percent. The rollover of certificates of deposit at the current lower rates was the largest contributor to the cost of funds decrease. The combined effect of a higher yield on earning assets with a lower liabilities cost resulted in improvement in interest margin and spread from 4.72 percent and 3.93 percent, respectively, last year to 5.10 percent and
4.32 percent, respectively, this year.

         The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the year ended December 31, 1997 when compared with the year ended December 31, 1996. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                       INCREASE (DECREASE) FROM YEAR ENDED
                                                              DECEMBER 31, 1996
                                                      --------------------------------------
                                                                           AMOUNT DUE TO
                                      YEAR ENDED                             CHANGES IN
                                  DECEMBER 31, 1997   TOTAL CHANGE      VOLUME        RATE
                                  -----------------   ------------      ------       -------
                                                      (DOLLARS IN THOUSANDS)
Interest income:
   Interest and fees on
     loans*.....................       $235,338          $47,061       $49,908       $(2,847)
   Interest on securities:
         Taxable................         44,803           (7,797)       (9,251)        1,454
         Nontaxable*............            981              109           265          (156)
   Interest on federal funds
      sold and other............          4,775            2,552         2,373           179
                                       --------          -------       -------       -------
            Total interest
              income*...........        285,897           41,925        43,295        (1,370)
                                       --------          -------       -------       -------
Interest expense:
   Interest on  NOW, money
      market and regular
      savings deposits..........         33,775            9,289         8,121         1,168
   Interest on time deposits....         48,891            1,693         2,919        (1,226)
   Interest on borrowings.......         27,342           (3,101)       (2,871)         (230)
                                       --------          -------       -------       -------
             Total interest
               expense..........        110,008            7,881         8,169          (288)
                                       --------          -------       -------       -------
Net interest income.............       $175,889          $34,044       $35,126       $(1,082)
                                       ========          =======       =======       =======

----------

* Fully taxable equivalent at the federal income tax rate of 35 percent and includes applicable state taxes net of federal benefit. The tax equivalent adjustment on loans was approximately $400 thousand and on nontaxable securities was approximately $300 thousand.

        Average earning assets for 1997 were $3.450 billion, $446 million higher than 1996. Average securities volume decreased $153 million to $733 million due to the aforementioned portfolio restructuring. Average loan volume increased 27 percent, or $559 million, to $2.636 billion in 1997. The increase in loan volume reflects the full year average of the loans acquired in the late 1996 Branch Purchase and loan growth during 1997. As noted in the table above, total interest income increased $43.3 million due to changes in earning asset volume. Average interest-bearing deposits increased $382 million to $2.264 billion due to the full year average of deposits acquired in the Branch Purchase and deposit growth during the year. When combined with a $53 million decrease in average borrowings, changes in volume of interest-bearing liabilities resulted in a $8.2 million increase in interest expense over 1996. The net positive differential between average total earning assets and average total interest-bearing liabilities increased $117 million in 1997. The increase in noninterest-bearing deposits accounts for most of the differential improvement and contributed to the favorable volume variance impact on net interest margin.

Noninterest Income

        Total noninterest income was $38.0 million, $1.9 million lower than 1996. This year included $1.5 million in realized securities losses compared with $1.2 million in realized securities gains in 1996. The 1997 securities losses reflect the portfolio restructuring sale of lower-yielding securities. Deposit account service charges increased 43 percent, or $2.8 million, from 1996 to $9.4 million. Corporate services income, which includes merchant credit card income net of card processing expense, increased 27 percent, or $1.2 million, to $5.7 million. The increase in both deposit and corporate fee income reflects the additional volume of accounts obtained in the December 1996 Branch Purchase and new account growth in 1997. This year's realized gain on the loans held-for-sale portfolio was $1.8 million compared with a nominal gain in 1996. Other noninterest income increased $1.6 million from 1996 due primarily to increased Debit card income, a new product introduced in late 1996, and the benefit of the larger branch network and resulting increase in ATM fee income from noncustomer users. Asset management fees, the largest component of noninterest income, remained consistent with last year at $13.0 million.

Noninterest Expense

        Total noninterest expense was $157.1 million, an increase of $32.4 million over 1996. The largest component of the increase resulted from nonrecurring charges related to acquisitions. This year included an $11.8 million restructuring charge consisting of expenses for severance payments to former Walden executives and staff, writeoffs of certain Walden assets and contract buyouts, costs associated with the conversion of Walden's systems to the Company's operating systems, and certain other expenses associated with the integration of the Walden banking subsidiaries. This year also included $4.4 million in acquisition and merger-related expense primarily for professional services paid in connection with the Walden and Firestone acquisitions and pending acquisitions of Somerset and Affiliated. In 1996 acquisition expense and merger-related expense was $5.9 million primarily related to the Branch Purchase. During 1998, the Company expects to record a one-time charge totaling $19.5 million in connection with the pending Somerset and Affiliated acquisitions. Refer to Notes 2 and 12 of the Notes to Consolidated Financial Statements for a further discussion of acquisitions.

        Salary and employee benefits, occupancy, and equipment and furniture increased a combined $13.4 million due mostly to the full year's operation and support for the twenty banking branches acquired in the December 1996 Branch Purchase. The $4.2 million increase in intangible asset amortization resulted from the premiums paid in the Branch Purchase. Service bureau expense increased $2.4 million as a result of a higher use of nonaffiliated banks' ATM's by new customers, and increased processing costs associated with Debit cards. The increase in advertising and promotion is consistent with the Company's growth in assets and reflects this year's many product promotions and the advertising campaign, "THE other BIG BANK." Deposit insurance premiums decreased from 1996, which included the $3.0 million one-time SAIF assessment. Other noninterest expense increased $5.3 million reflecting higher costs associated with operating an expanded branch network. Communications expense, including telephone, stationery and supplies, postage and delivery charges accounted for most of the other noninterest expense increase.

Year 2000

        In 1997 the Company assembled a project team of senior officers and outside consultants to assess the impact of the so-called Year 2000 problem on its information systems and information systems of its customers, vendors and other parties that service or otherwise interact with the Company. The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily, (but not exclusively) computer software programs, to recognize properly and process date-sensitive information as the year 2000 approaches. Data processing for the Company's major operating systems (loans and deposits) is conducted in-house using programs developed primarily by third-party vendors. Inventory and Year 2000 readiness assessment of all systems and applications have been completed and all third party vendors who provided applications to the Company have been contacted. Efforts to bring the major operating systems, and certain outsourced applications, into compliance with Year 2000 requirements will be accomplished through the installation of updated or replacement programs developed by third parties.

        Bank regulatory agencies have recently issued additional guidance under which they are assessing and will assess Year 2000 readiness. The failure of a financial institution, such as the Company, to take appropriate steps to address deficiencies in their Year 2000 project management process may result in regulatory enforcement actions which could have a material adverse effect on such institution, result in the imposition of civil money penalties, or result in the delay (or receipt of an unfavorable or critical evaluation of management of a financial institution in connection with regulatory review) of applications seeking to acquire other entities or otherwise expand the institution's activities.

        The Company concluded in early 1998 that sufficient progress against planning objectives had not been achieved. Accordingly, the Board of Directors of the Company has instructed management to accelerate the pace of achieving the milestones listed in the project plan and to add such additional milestones, assessments, documentation procedures and take such further steps and actions as may be necessary to attain Year 2000 readiness. The Board specifically directed management to modify the Company's Year 2000 compliance process to address the following items: (i)include more specific milestones and target dates in the project plan; (ii)complete an inventory and assessment of hardware at both the Company's data processing center and its back-up location; (iii) complete the project planning phase for resolution of Year 2000 problems; (iv) formulate contingency plans covering both the hypothetical failure of a critical information system and the hypothetical failure of a key outside servicer to make its product Year 2000 compliant; (v) develop more detailed testing plans for Year 2000 compliance; (vi) formulize documentation procedures for Year 2000 compliance; (vii) accelerate efforts to address credit risks associated with Year 2000 issues of the Company's customers; (viii) develop procedures to address customers' Year 2000 inquiries concerning the Company; and (ix) such other matters as management of the Company deems appropriate. Moreover, the Board of Directors has directed management of the Company to dedicate the human and financial resources needed to address Year 2000 compliance and to take those steps needed to assure that conversion issues involving pending acquisitions and new applications installations will not be detrimental to (or in any way diminish) the Company's Year 2000 readiness. In March, 1998, the Company retained the services of Arthur Andersen LLP and certain additional outside advisors and programmers to augment the Company's effort in addressing its Year 2000 compliance.


        The Company currently believes that it will be able to modify or replace any affected systems in time to minimize any detrimental effects on the Company's operations. In a number of cases, Year 2000 compliant systems have been installed or are already in the process of installation in the normal course of upgrade and functionality improvement. The Company expects that it will incur costs to replace existing hardware and software which will be capitalized and amortized in accordance with the Company's existing accounting policy while maintenance or modification costs will be expensed as incurred. Although final costs have yet to be determined, the Company currently expects to incur costs in the range of $4 million to $5 million to assure Year 2000 readiness. Costs of the Year 2000 project are based on current estimates and actual results could vary significantly from such estimates once detailed test plans are developed. If the Company's resolution plan were unsuccessful, it would have a material adverse effect on its future operating results and the financial condition of the Company.


        Ultimately, an estimation of the efforts of the Company in addressing the Year 2000 issue in a successful and timely manner depends to a large extent not only on the corrective measures that the Company undertakes, but also on the efforts undertaken by businesses and other independent entities who provide data to, or receive data from, the Company as borrowers, vendors or customers. In particular, the Company's credit risk associated with its borrowers may increase as a result of problems such borrowers may have in resolving their own Year 2000 issues. Although it is not possible to evaluate the magnitude of any potential increased credit risk at this time, the impact of the Year 2000 problem on borrowers could result in increases in problem loans and credit losses in future years. Over the course of the next two years, the Company will endeavor to monitor the Year 2000 efforts of its borrowers and will implement a course of action and procedures designed to reduce any increased potential risk as a result of Year 2000 issues.

Income Taxes

        The Company recorded income taxes of $22.9 million compared with $28.4 million in 1996, a decrease due to the lower level of pre-tax income. The effective tax rate for 1997 was 41.4 percent compared with 38.5 percent in 1996. The increase in the effective tax rate was primarily the result of incurring $4.6 million in nondeductible acquisition-related expenses this year compared with $793 thousand in 1996. Refer to Note 13 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of income taxes.

        As of December 31, 1997, included in other assets was a deferred tax asset of approximately $8.9 million, which is expected to be realized against future taxable income. Management believes that it is more likely than not that the Company will realize the benefit of these deferred assets.

Fair Value of Financial Instruments

        The methods and assumptions used by the Company to estimate the fair value of each class of financial instruments as of December 31, 1997 and 1996, in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are discussed in Note 20 to the Notes to Consolidated Financial Statements of this Form 10-K. Financial Instruments do not include all of the assets and liabilities recorded on a company's balance sheet. Therefore, the aggregate fair value amounts of the Financial Instruments do not represent the underlying value of a company.

        As a result of these assumptions and valuation methodologies, the estimated fair value of Financial Instrument assets as of December 31, 1997 and 1996 was $3.63 billion and $3.59 billion, respectively, or $42.4 million and $27.3 million, respectively, in excess of carrying value. The increase in excess of fair value over the carrying value of Financial Instrument assets of $15.1 million is attributed, in the opinion of management, to the competitive local environment for commercial credits and resulting lower commercial loan market rates at year-end 1997, and an increase in value of the residential loan portfolios due to lower residential loan market rates. The estimated fair value of Financial Instrument liabilities as of December 31, 1997 and 1996 was $3.45 billion and $3.40 billion, respectively, or approximately $3.1 million lower than carrying value for both periods.

COMPARISON OF 1996 WITH 1995

Net Interest Income Analysis

        The Company's net interest income on a fully taxable equivalent basis was $141.8 million in 1996, $2.3 million above 1995 of $139.5 million. The improvement in net interest margin in 1996 over 1995 reflects the positive effect of earning asset growth exceeding the negative effect of lower market interest rates in 1996. The decline in market rates was for the most part limited to the first quarter of 1996 as rates remained relatively level throughout the rest of the year.

        The yield on loans, which was directly affected by the market rate decline and, to a lesser extent by external pressure on loan pricing, decreased 22 basis points from 9.28 percent in 1995 to 9.06 percent for the year ended December 31, 1996. The yield on securities was also affected by market interest rates and decreased 13 basis points from 6.16 percent to 6.03 percent in 1996. The combination of yield declines in loans and securities and, to a lesser degree, lower federal funds sold rates, resulted in a decline in yield on total earning assets of 33 basis points from 8.45 percent to 8.12 percent. The cost of interest-bearing liabilities increased 11 basis points from 1995 to 4.19 percent in 1996. Deposit costs, the principal component of interest-bearing liabilities, had remained relatively stable since the third quarter of 1995. The 1996 increase of 9 basis points to 3.81 percent in deposit costs reflects the carryover effect in 1996 of rising deposit rates during the first three quarters of 1995. Cost of borrowings, which are mostly short term, decreased during 1996 consistent with interest rates. As exhibited in the following table, the net effect on net interest income from changes in rates on interest-earning assets and interest-bearing liabilities was a decrease of $4.1 million.

        Reflecting the decline in earning asset yield and a modest increase in liability costs, the interest margin and spread decreased from 5.12 percent and
4.37 percent, respectively, in 1995 to 4.72 percent and 3.93 percent in 1996. Since reaching a historical peak in the first quarter of 1995, both net interest margin and rate spread had been on a decline in concert with market interest rates and some pressure on loan pricing.

    Average earning assets for the year 1996 were $3.004 billion, $281 million higher than 1995. Average securities volume was up $193 million to $886 million for the year while average loans outstanding increased $100 million to $2.077 billion. Funding for the higher loan and securities volume was provided through an increase in average borrowings of $203 million to $557 million and deposit growth of $46 million which was principally higher cost certificates of deposit. In the aggregate, interest-bearing liabilities increased $219 million in 1996 to $2.439 billion. The net effect on net interest income from changes in volume of interest-earning assets and interest-bearing liabilities was an increase of $6.4 million.

    The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the year ended December 31, 1996 when compared with the year ended December 31, 1995. Changes attributable to both rate and volume are allocated on a weighted basis.



                                                                                 INCREASE (DECREASE) FROM YEAR ENDED
                                                                                          DECEMBER 31,1995
                                                                                 -----------------------------------

                                                                                                    AMOUNT DUE TO
                                                             YEAR ENDED                              CHANGES IN
                                                          DECEMBER 31, 1996    TOTAL CHANGE      VOLUME        RATE
                                                          -----------------    ------------      ------    -------------
                                                                                   (DOLLARS IN THOUSANDS)
      Interest income:
         Interest and fees on loans* .....................    $188,277        $  4,791        $  9,183      $ (4,392)
         Interest on securities:
               Taxable ...................................      52,600          10,725          10,903          (178)
               Nontaxable* ...............................         872               4             266          (262)
         Interest on federal funds sold
            and other ....................................       2,223          (1,716)           (794)         (922)
                                                              --------        --------        --------      --------
                  Total interest  income* ................     243,972          13,804          19,558        (5,754)
                                                              --------        --------        --------      --------
      Interest expense:
         Interest on NOW, money market
          and regular savings deposits ...................      24,486           (845)          (738)          (107)
         Interest on time deposits .......................      47,198          3,126          2,638            488
         Interest on  borrowings .........................      30,443          9,214         11,209         (1,995)
                                                              --------       --------       --------       --------
                 Total interest expense ..................     102,127         11,495         13,109         (1,614)
                                                              --------       --------       --------       --------
     Net interest income..................................    $141,845       $  2,309       $  6,449       $ (4,140)
                                                              ========       ========       ========       ========
----------


    * Fully taxable equivalent at the federal income tax rate of 35 percent and includes applicable state taxes net of federal benefit. The tax equivalent adjustment on loans was approximately $500 thousand and on non-taxable securities was approximately $300 thousand.

Noninterest Income

    Total noninterest income was $39.9 million, $3.4 million higher than 1995. Included in 1996's noninterest income was a $6.8 million gain on the sale of a banking subsidiary. Corporate services income, which includes merchant credit card income net of expenses, increased 8 percent, or $350 thousand to $4.5 million. Asset management fees decreased $634 thousand due to a lower level of assets under management. Net realized securities gains were $1.2 million lower than 1995. Other noninterest income decreased $1.1 million from 1995, which included a nonrecurring gain of $1.2 million from the sale of a branch office by Walden.

Noninterest Expense

    Total noninterest expense was $124.7 million in 1996, an increase of $6.6 million over 1995. Contributing to the increase were acquisition and merger-related expenses of $5.1 million related to the Branch Purchase and $793 thousand related to the Walden acquisition for a total of $5.9 million. The 1996 acquisition expense compares with $2.4 million in 1995 for expenses related to Walden's 1995 acquisition of The Braintree Savings Bank. Refer to Note 12 to the Notes to Consolidated Financial Statements for a further discussion of acquisition charges.

    Salary and employee benefits increased $4.8 million reflecting additional staffing in retail banking, computer operations and processing to support the addition of 20 banking branches acquired in the Branch Purchase. Also included in 1996 benefit expense was a one-time $830 thousand contractual pension provision related to the sale of a banking subsidiary. The deposit insurance assessment was $4.0 million in 1996 and includes a one-time $3.0 million Savings Association Insurance Fund assessment on former savings and loan association deposits held by a Company subsidiary bank, USTrust. Refer to Note 12 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of the deposit insurance assessment. The increase in professional and consulting fees of $910 thousand was largely driven by the growth in home equity and indirect automobile loans and associated legal costs for new loan closings and collection activities. In addition, a $243 thousand nonrecurring charge for severance-related consulting services of a former Company executive was recorded during the year. Advertising and promotion increased $586 thousand as a result of several successful promotional campaigns during 1996 for new loan products and deposit services as well as to increase the presence and awareness of the Company's subsidiary bank, USTrust among the constituents of its market area. Amortization of intangible expense for 1996 includes one month, or $534 thousand of amortization related to the premium paid with the Branch Purchase. Intangible asset amortization in 1995 included an additional $1.3 million due to the acceleration of amortization of certain core deposit intangible assets following a review of the expected future economic benefits derived from these assets and their current carrying amount, and due to a writedown of goodwill in connection with the sale of a branch by a former Walden banking subsidiary.

    Other noninterest expense increased $1.7 million to $17.1 million. Included in 1996 was $870 thousand in litigation provisions recorded for certain litigation matters that required accounting recognition, higher costs associated with the increased volume of consumer loans, and other miscellaneous operating costs. Partially offsetting the aforementioned increases in expense was a sharp decrease from 1995 in foreclosed asset and workout expense of $6.0 million to $1.7 million in 1996, a direct benefit of the Company's successful effort in the reduction of problem assets over the past few years.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    The preceding discussion and Notes to Consolidated Financial Statements of this Form 10-K contain certain forward-looking statements, including without limitation the statements regarding (i) rates of loan growth and amortization;
(ii) expectations regarding the level of securities held by the Company; (iii) effects on net interest margin from changes in market interest rates; (iv) the rate of delinquencies and amounts of chargeoffs; (v) the level of reserve for possible loan losses; (vi) the amount and timing of acquisition and restructuring charges related to the Somerset and Affiliated transactions; (vii) the Company's ability to minimize any detrimental effects of the Year 2000 problem and associated expense; and (viii) utilization of deferred tax assets. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company and estimates of the effects of its acquisition activities. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations. Risk factors that could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and the resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, which could further accentuate credit-related losses and expenses; (iii) adverse changes in the local real estate market that can also negatively affect credit risk as most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral; (iv) the consequences of continued bank acquisitions and mergers in the Company's market, resulting in fewer but much larger and financially stronger competitors which could increase competition for financial services to the Company's detriment; (v) fluctuations in market rates and prices can negatively affect net interest margin, asset valuations and expense expectations; and (vi) changes in the regulatory requirements of federal and state agencies applicable to bank holding companies and banks, such as the Company and its Subsidiary Banks, which could have a materially adverse effect on the Company's future operating results.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K under "Interest Rate Risk" for a discussion of market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY MATERIAL.

                          INDEX TO FINANCIAL STATEMENTS

                            FINANCIAL STATEMENTS                                                         PAGE

        Report of Independent Public Accountants....................................................      35

        Consolidated Balance Sheets -- December 31, 1997 and 1996...................................      36
        Consolidated Statements of Income for the years ended December 31, 1997, 1996 and
          1995......................................................................................      37
        Consolidated Statements of Changes in Stockholders' Investment for the years ended
          December 31, 1997, 1996 and 1995..........................................................      38
        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and
          1995......................................................................................      39
        Notes to Consolidated Financial Statements..................................................      40


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of UST Corp.:

    We have audited the accompanying consolidated balance sheets of UST Corp. and subsidiaries (a Massachusetts corporation) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 28, 1998

                                    UST CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,            DECEMBER 31,
                                                                                               1997                    1996
                                                                                               ----                    ----
                                                                                                (DOLLARS IN THOUSANDS)
                                      ASSETS

Cash, due from banks and interest-bearing deposits (Note 3) ......................     $    95,702              $   140,263
Federal funds sold and other short-term investments ..............................          67,851                  142,901
Securities (Notes 1 and 4):
  Securities available-for-sale:
    Mortgage-backed securities ...................................................         490,691                  268,245
    U.S. Treasury, federal agencies and other securities .........................         231,741                  413,558
                                                                                       -----------              -----------
           Total securities available-for-sale ...................................         722,432                  681,803
  Securities held-to-maturity (1996 market value $144,095,000)  ..................                                  145,564
                                                                                       -----------              -----------
           Total securities ......................................................         722,432                  827,367
Loans (Notes 5, 16, and 18):
  Loans -- net of unearned discount of $21,040,000 in 1997 and
    $25,892,000 in 1996 ..........................................................       2,835,982                2,535,246
  Reserve for possible loan losses ...............................................         (52,230)                 (51,984)
                                                                                       -----------              -----------
           Total loans, net ......................................................       2,783,752                2,483,262
Premises, furniture and equipment, net (Note 6) ..................................          64,407                   60,670
Intangible assets, net (Note 1) ..................................................          57,807                   66,826
Other property owned, net (Notes 1 and 7) ........................................           1,334                    1,988
Loans held-for-sale (Note 1) .....................................................                                   12,446
Other assets (Notes 10 and 12) ...................................................          44,973                   45,332
                                                                                       -----------              -----------
           Total Assets ..........................................................     $ 3,838,258              $ 3,781,055
                                                                                       ===========              ===========


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
   Noninterest-bearing ...........................................................      $  708,399               $  600,272
   Interest-bearing:
      NOW ........................................................................          43,116                  381,782
      Money market ...............................................................         660,641                  313,548
      Regular savings ............................................................         675,087                  649,974
   Time:
      Certificates of deposit over $100 thousand .................................         159,644                  168,081
      Other ......................................................................         731,328                  742,500
                                                                                        ----------               ----------
           Total deposits ........................................................       2,978,215                2,856,157
Short-term borrowings (Note 8) ...................................................         421,313                  441,607
Other borrowings (Note 9) ........................................................          49,338                  107,304
Other liabilities (Note 10) ......................................................          49,266                   66,966
                                                                                        ----------               ----------
           Total liabilities .....................................................       3,498,132                3,472,034

Commitments and contingencies (Notes 17 and 18)
Stockholders' investment (Note 15):
  Preferred stock $1 par value; Authorized -- 4,000,000 shares; Outstanding -- none
  Common stock $.625 par value; Authorized -- 45,000,000 shares;
    Issued -- 29,762,224 and 29,324,164 shares in 1997 and 1996, respectively ....          18,601                   18,328
  Additional paid-in capital .....................................................         117,236                  111,158
  Retained earnings ..............................................................         201,355                  181,645
  Unrealized gain (loss) on securities available-for-sale, net of tax ............           2,245                   (2,576)
  Deferred compensation and other ................................................             689                      466
                                                                                       -----------              -----------
           Total stockholders' investment ........................................         340,126                  309,021
                                                                                       -----------              -----------
           Total Liabilities and Stockholders' Investment ........................     $ 3,838,258              $ 3,781,055
                                                                                       ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                           -------------------------
                                                                              1997                   1996                    1995
                                                                              ----                   ----                    ----
                                                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest income:
  Interest and fees on loans ...................................          $    234,972           $    187,802           $    182,775
  Interest and dividends on securities:
    Taxable ....................................................                44,803                 52,600                 41,875
    Nontaxable .................................................                   663                    588                    628
  Interest on federal funds sold and other short-term investments                4,775                  2,223                  3,939
                                                                          ------------           ------------           ------------
                Total interest income ..........................               285,213                243,213                229,217
                                                                          ------------           ------------           ------------
Interest expense:
  Interest on deposits .........................................                82,666                 71,684                 69,402
  Interest on borrowings .......................................                27,342                 30,443                 21,230
                                                                          ------------           ------------           ------------
                Total interest expense .........................               110,008                102,127                 90,632
                                                                          ------------           ------------           ------------
  Net interest income ..........................................               175,205                141,086                138,585
Provision (credit) for possible loan losses (Note 5) ...........                   900                (17,300)                14,395
                                                                          ------------           ------------           ------------
  Net interest income after provision for possible loan losses .               174,305                158,386                124,190
                                                                          ------------           ------------           ------------

Noninterest income:
  Asset management fees ........................................                13,093                 12,947                 13,581
  Deposit account service charges ..............................                 9,366                  6,549                  7,157
  Corporate services income, net ...............................                 5,689                  4,471                  4,121
  Gain on sale of loans ........................................                 1,804                      2                    157
  Gain on sale of bank subsidiary ..............................                                        6,806
  Securities (losses) gains, net ...............................                (1,491)                 1,179                  2,395
  Other ........................................................                 9,562                  7,987                  9,106
                                                                          ------------           ------------           ------------
                 Total noninterest income ......................                38,023                 39,941                 36,517
                                                                          ------------           ------------           ------------
Noninterest expense:
  Salary and employee benefits .................................                73,579                 64,579                 59,820
  Occupancy, net ...............................................                12,953                 10,773                 10,605
  Restructuring charges (Notes 2 and 12) .......................                11,751
  Equipment and furniture depreciation and maintenance .........                 7,584                  5,368                  5,153
  Intangible asset amortization ................................                 6,983                  2,815                  3,618
  Data processing services .....................................                 5,536                  3,121                  3,208
  Professional and consulting fees .............................                 5,385                  5,497                  4,587
  Advertising and promotion ....................................                 4,780                  3,881                  3,295
  Acquisition and merger-related expense (Notes 2 and 12) ......                 4,418                  5,933                  2,409
  Deposit insurance assessment .................................                 1,053                  3,959                  4,051
  Foreclosed asset and workout expense .........................                   709                  1,687                  5,972
  Other ........................................................                22,351                 17,056                 15,403
                                                                          ------------           ------------           ------------
                Total noninterest expense ......................               157,082                124,669                118,121
                                                                          ------------           ------------           ------------
Income before income taxes .....................................                55,246                 73,658                 42,586
  Income tax provision (Note 13) ...............................                22,853                 28,381                 15,533
                                                                          ------------           ------------           ------------
                 Net income ....................................          $     32,393           $     45,277           $     27,053
                                                                          ============           ============           ============

Per share data (Note 14):
  Basic earnings per share .....................................          $       1.09           $       1.56           $       0.94
  Diluted earnings per share ...................................          $       1.08           $       1.53           $       0.92
  Cash dividends declared ......................................          $       0.42           $       0.32           $       0.11



The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT


                                                       ADDITIONAL                  UNREALIZED
                                             COMMON     PAID-IN       RETAINED     GAIN/(LOSS)   TREASURY    DEFERRED
                                             STOCK      CAPITAL       EARNINGS    ON SECURITIES   STOCK    COMPENSATION
                                             -----      -------       --------    -------------   -----      AND OTHER     TOTAL
                                                            (DOLLARS IN THOUSANDS)                           ---------     -----
Balance December 31, 1994,
  as previously reported .................  $  11,009    $  72,129    $  73,183    $ (23,601)               $     (86)   $ 132,634
Adjustments for the Walden Bancorp,
  Inc. pooling of interests (Note 2) .....      6,090       35,922       43,140       (3,622)                               81,530
Adjustments for the Firestone Financial
  Corp. pooling of interests (Note 2) ....        738          514        7,289                                              8,541
                                            ---------    ---------    ---------    ---------                ---------    ---------
Balance, December 31, 1994,
  as restated ............................     17,837      108,565      123,612      (27,223)                     (86)     222,705

Net income ...............................                               27,053                                             27,053
Cash dividends declared ..................                               (3,250)                                            (3,250)
Stock option exercises and stock issued
  under restricted stock plan (Notes 10
  and 11) ................................        297        3,022                                               (171)       3,148
Change from net unrealized loss to gain
  on securities available-for-sale, net
  of tax (Note 1) ........................                                            28,290                                28,290
Reduction in ESOP loan guarantee .........                                                                        321          321
Activity in Directors Deferred Compen-
  sation Program and other, net
    (Note 11) ............................          4           42                                                 80          126
                                            ---------    ---------    ---------    ---------                ---------    ---------
Balance, December 31, 1995 ...............     18,138      111,629      147,415        1,067                      144      278,393

Net income ...............................                               45,277                                             45,277
Cash dividends declared ..................                               (9,309)                                            (9,309)
Treasury stock acquired (Note 15).........                                                       $ (9,913)                  (9,913)
Stock option exercises and stock issued
  under restricted stock plan (Notes 10
  and 11) ................................        174         (656)      (1,738)                    9,771                    7,551
Change from net unrealized gain to loss
  on securities available-for-sale, net
  of tax (Note 1) ........................                                            (3,643)                               (3,643)
Reduction in ESOP loan guarantee .........                                                                        143          143
Activity in Directors Deferred Compen-
  sation Program and other, net
    (Note 11) ............................         16          185                                    142         179          522
                                            ---------    ---------    ---------    ---------     --------   ---------    ---------
Balance, December 31, 1996 ...............     18,328      111,158      181,645       (2,576)                     466      309,021

Net income ...............................                               32,393                                             32,393
Cash dividends declared ..................                              (12,683)                                           (12,683)
Stock option exercises and stock issued
  under restricted stock plan (Notes 10
  and 11) ................................        273        6,078                                                           6,351
Change from net unrealized loss to gain
  on securities available-for-sale, net
  of tax (Note 1) ........................                                             4,821                                 4,821
Activity in Directors Deferred Compen-
  sation Program and other, net
    (Note 11) ............................                                                                        223          223
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Balance, December 31, 1997 ...............  $  18,601    $ 117,236    $ 201,355    $   2,245    $      --        $689     $340,126
                                            =========    =========    =========    =========    =========   =========    =========


   The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------
                                                                              1997             1996             1995
                                                                            --------         --------         --------
                                                                                      (DOLLARS IN THOUSANDS)
   Cash flows from operating activities:
     Net income .....................................................       $  32,393        $  45,277        $  27,053
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Provision (credit) for possible loan losses.....................             900          (17,300)          14,395
     Depreciation and amortization of fixed and intangible assets ...          14,208            8,421            8,450
     Amortization of sale and leaseback gain ........................                                              (372)
     Accretion of net securities discount ...........................             (25)            (234)            (395)
     Gain on sale of bank subsidiary ................................                           (6,806)
     Securities losses (gains), net .................................           1,491           (1,179)          (2,395)
     Gain on sale of other property owned, net ......................            (148)            (593)            (479)
     Gain on sale of loans held-for-sale ............................          (1,804)              (2)            (157)
     Writedowns of other property owned .............................             303              496            2,128
     Writedowns of fixed assets .....................................           1,158
     Proceeds from loans held-for-sale...............................          14,250           12,996
     Deferred income tax expense (benefit) ..........................           2,364            3,507           (2,841)
     Net change in other assets and other liabilities ...............         (19,421)          14,710           17,640
                                                                            ---------        ---------        ---------
            Net cash provided by operating  activities ..............          45,669           59,293           63,027

   Cash flows from investing activities:
     Proceeds from sales of securities available-for-sale ...........         267,949           53,942          101,173
     Proceeds from maturities of securities available-for-sale ......         198,236          185,608           52,850
     Proceeds from maturities of securities held-to-maturity ........                           53,919           22,412
     Purchases of securities available-for-sale .....................        (354,313)        (231,292)        (286,578)
     Purchases of securities held-to-maturity .......................                          (71,344)         (15,530)
     Net decrease (increase) in federal funds sold and other ........          75,050         (118,828)         (25,060)
     Net increase in loans ..........................................        (306,699)        (111,665)         (57,433)
     Proceeds from sale of fixed assets .............................             208
     Proceeds from other property owned .............................           5,773            7,062           12,870
     Net cash proceeds from sale of bank  subsidiary (Note 2) .......                           11,989
     Net cash acquired from Branch Purchase (Note 2) ................                          176,862
     Purchases of premises and equipment ............................         (12,328)         (13,635)          (4,531)
                                                                            ---------        ---------        ---------
            Net cash used by investing activities ...................        (126,124)         (57,382)        (199,827)

   Cash flows from financing activities:
     Net increase (decrease) in nontime deposits ....................         141,667           42,560         (149,803)
     Net (decrease) increase in certificates of deposit .............         (19,609)         (40,479)         176,620
     Net (decrease) increase in borrowings ..........................         (78,260)          20,429          113,228
     Cash dividends paid ............................................         (11,406)          (7,866)          (3,250)
     Treasury stock acquired ........................................                           (9,913)
     Issuance of common stock for cash, net .........................           3,502            7,403            2,581
                                                                            ---------        ---------        ---------
            Net cash provided by financing  activities ..............          35,894           12,134          139,376
                                                                            ---------        ---------        ---------
     (Decrease) increase in cash and cash equivalents ...............         (44,561)          14,045            2,576
     Cash and cash equivalents at beginning of period ...............         140,263          126,218          123,642
                                                                            ---------        ---------        ---------
     Cash and cash equivalents at end of period .....................       $  95,702        $ 140,263        $ 126,218
                                                                            =========        =========        =========

   Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest .....................................................       $ 108,653        $ 101,522        $  89,852
                                                                            =========        =========        =========
       Income taxes .................................................       $  15,080        $  23,578        $  14,439
                                                                            =========        =========        =========
   Noncash transactions:
     Transfers from other assets to securities available-for-sale ...       $     180        $   4,180        $     499
                                                                            =========        =========        =========
     Transfers from securities available-for-sale to held-to-maturity                                         $  12,162
                                                                                                              =========
     Transfers from securities held-to-maturity to available-for-sale
          (Note 1) ..................................................       $ 145,564                         $  34,392
                                                                            =========                         =========
     Transfers from loans to other property owned ...................       $   7,766        $   7,033        $   7,980
                                                                            =========        =========        =========
     Transfers from loans to loans  held-for-sale, net ..............                        $  12,344        $  13,098
                                                                                             =========        =========
     Financed other property owned sales ............................                        $     550        $     565
                                                                                             =========        =========
     Common stock issuance ..........................................       $     929        $     492        $     784
                                                                            =========        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    UST Corp. is a bank holding company with two principal banking subsidiaries:
USTrust, the largest banking subsidiary, which represents 99 percent of the Company's total assets, and United States Trust Company ("USTC"), each headquartered in Boston, Massachusetts. UST Corp. and its banking and nonbanking subsidiaries (the "Company") are engaged in a single line of business, that of providing a broad range of financial services principally to individuals and small- and medium-sized companies in the New England region. Included in these services are commercial banking, consumer financial services, trust and money management, equipment leasing and loan servicing. The Company through its banking subsidiaries operates 66 banking branches and an automated teller machine system in Eastern Massachusetts.

    The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practice in the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reporting and disclosure of assets and liabilities, including those that are of a contingent nature at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting and reporting policies of the Company are summarized below.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of UST Corp. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The parent company only financial statements contained in Note 19 reflect investments in subsidiaries using the equity method of accounting.

    Certain reclassifications have been made to prior year balances to conform with the current year presentation. All prior period amounts included in these financial statements have been restated to reflect the January 3, 1997 acquisition of Walden Bancorp, Inc. ("Walden") and the October 15, 1997 acquisition of Firestone Financial Corp. ("Firestone") as poolings of interests. Refer to Note 2 for a further discussion of acquisitions. Assets owned by others and held in a fiduciary or agency capacity are not included in the consolidated balance sheets.

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

Securities Held-to-Maturity -- Debt securities which management has the positive intent and ability to hold to maturity are classified as held-to-maturity, and are carried at cost adjusted for the amortization of premium or the accretion of discount. Securities classified by the Company as held-to-maturity were $146 million at December 31, 1996. All of the year-end 1996 held-to-maturity securities were owned by Walden and were redesignated as available-for-sale upon the closing of the Walden acquisition as allowed under SFAS No. 115.

Trading Securities -- Debt and equity securities with readily determinable market values that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are carried at fair

                                    UST CORP.

value, with unrealized gains and losses included in current earnings. At December 31, 1997 and 1996, there were no securities classified by the Company as trading.

Securities Available-for-Sale -- Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value, with unrealized after-tax gains and losses reported as a separate component of stockholders' investment. At December 31, 1997, stockholders' investment was increased by an unrealized gain related to SFAS No. 115 of $2.2 million net of a deferred tax provision of $1.6 million.

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

        Buildings and building improvements...........     10-40 years
        Computer equipment............................         5 years
        All other furniture and equipment.............      3-10 years

    Leasehold improvements are amortized over the life of the lease agreements plus one renewal period.

LOANS AND LEASES

    The Company adopted on January 1, 1995, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. Under this Statement, commercial and commercial real estate loans that are recognized by the Company as nonaccrual and restructured are classified as "impaired loans" by the Company. Consumer loans and lease financings recognized as nonaccrual are collectively evaluated for impairment, and are excluded from impaired loans in accordance with SFAS No. 114. Loan impairment is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

    Loans are stated at their principal amount net of unearned discount, if any. Certain loans are made on a discounted basis. The unearned discount applicable to such loans is recorded as income monthly by use of the actuarial method. Interest income on nondiscounted loans is accrued based on the principal amount of loans outstanding. Loans and leases are placed on nonaccrual, with the reversal of all uncollected accrued interest, when there is doubt as to the collectibility of interest or principal or if loans or leases are 90 days or more past due unless they are both well secured and in the process of collection. In every case, a loan or lease reaching 180 days past due is placed on nonaccrual. Interest received on impaired loans, nonaccrual leases and nonaccrual consumer loans is applied to principal if collection of principal is doubtful; otherwise, it is reflected in interest income on a cash basis.

    Restructured loans are those on which concessions in terms have been granted as a result of deterioration of a borrower's financial condition. Interest on these loans is accrued at the new terms.

                                    UST CORP.

RESERVE FOR POSSIBLE LOAN LOSSES

    The reserve for possible loan losses is maintained at a level considered adequate by management to provide for possible losses from loans and leases. Adequacy of the reserve is determined by management using a consistent, systematic methodology which analyzes the size and risk of the loan and lease portfolio. Factors include historical loss experience and asset quality, as reflected by delinquency trends, nonaccrual and restructured loans and the Company's credit risk rating profile. Consideration is also given to the current and expected economic conditions and, in particular, how such conditions affect the types of credits in the portfolio and the market area in general. The analysis includes sensitivity testing and supports a written conclusion. The reserve is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the current period.

    When a loan, classified as impaired or otherwise, or a lease, or portion thereof, is considered uncollectible, it is charged against the reserve. Recoveries on amounts previously charged off are added to the reserve when collected. Amounts are charged off once the probability of loss has been established, after having given consideration to such factors as level of collateral and guarantees, prospective economic conditions and financial strength of the customer.

OTHER PROPERTY OWNED

    Other property owned consists of equipment, vehicles and other real estate owned ("OREO"). OREO includes properties which the Company acquired through foreclosure or in settlement of loans. All OREO is held for sale and carried at the lower of the loan value or fair value of the property acquired, less estimated costs to sell ("net realizable value"). At the time of foreclosure, the excess, if any, of the loan value over the net realizable value, is charged to the reserve for possible loan losses. The carrying value of OREO is reviewed periodically. Subsequent declines in the fair value of the property and net operating results of the property are charged to foreclosed asset and workout expense.

    Other vehicles owned are acquired by the Company through repossession or in settlement of loans or leases. Repossessed vehicles are carried at the lower of the net investment in the loan, or the estimated proceeds from insurance and sale at auction.

    Other equipment owned is acquired by the Company through repossession or in settlement of loans or leases. The equipment is carried at the lower of the net investment in the loan or lease, or the estimated fair value of the equipment less estimated selling costs.

STOCK-BASED COMPENSATION

    On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-based Compensation," which establishes a fair value-based method of accounting for stock options and similar equity instruments of employee stock compensation plans. This Statement provides the option of adopting the new fair value method or to continue to measure compensation cost for the those plans using the current intrinsic value-based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25"). Under this Statement, the continued use of the intrinsic value-based method, requires pro forma disclosure of net income and earnings per share as if the fair value-based method had been applied. The Company continues to use the intrinsic value-based method under the provisions of APB No. 25 and has disclosed the required pro forma information in Note 11.

                                    UST CORP.

INCOME TAXES

    Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision.

INTANGIBLE ASSETS

     Intangible assets include goodwill and core deposit intangibles which are stated at cost less accumulated amortization. Cost of purchased businesses in excess of net assets acquired ("goodwill") includes amounts being amortized using lives ranging from twelve- to twenty-five-year periods with an insignificant amount at forty years. Values assigned to deposits of purchased businesses ("core deposit intangibles") are being amortized over seven- and fifteen-year periods using an accelerated method.

    On a periodic basis, the Company reviews its goodwill and core deposit intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, and, if appropriate, reduces the carrying amount through a charge to income in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of."

     Goodwill, net of accumulated amortization of $4.6 million, totaled $32.2 million and $15.4 million at December 31, 1997 and 1996, respectively. Core deposit intangibles, net of accumulated amortization of $14.1 million, totaled $24.9 million and $51.4 million at December 31, 1997 and 1996, respectively. The change in goodwill and core deposit intangibles balances from year-end 1996 reflect scheduled amortization and a re-allocation of the purchase price for the assets assumed in the fourth quarter 1996 acquisition of twenty banking branches from Bank of Boston Corporation. Refer to Note 2 for a further discussion of acquisitions. The re-allocation of the intangible asset categories was based on the completion and receipt in 1997 of appraisals of certain assets acquired.

STATEMENTS OF CASH FLOWS

    For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits.

RECENT ACCOUNTING DEVELOPMENTS

    On June 30, 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125 as amended by SFAS No. 127, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement, which also superseded SFAS No. 122, provides accounting and reporting standards for transfers and

                                    UST CORP.

servicing of financial assets and extinguishments of liabilities. The standard is based on consistent application of a financial components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transactions occurring after December 31, 1996 and did not have a material impact on the Company's financial condition or results of operations.

(2) ACQUISITIONS AND DIVESTITURES

Branch Purchase

    In the fourth quarter of 1996 the Company completed its acquisition of twenty banking branches (the "Branch Purchase") from The First National Bank of Boston ("FNBB"), BayBank, N.A. ("BayBank") and their parent company, Bank of Boston Corporation. The transaction included the assumption of approximately $149 million in noninterest-bearing deposits, $378 million in savings deposits, $140 million of certificates of deposit, $77 million of repurchase agreements, $8 million in premises and equipment, and $508 million in commercial, residential real estate, and other loans with businesses and consumers. USTrust paid a premium equal to 7 percent of average deposit liabilities assumed or approximately $49 million.

UST Bank/Connecticut

    In November 1996, the Company completed the sale of its Connecticut banking subsidiary, UST Bank/Connecticut ("UST/Conn"), to Lafayette American Bank and Trust Company, a subsidiary of HUBCO, Inc., a New Jersey-based bank holding company. The Company received cash of $13 million representing UST/Conn's capital plus a deposit premium of 7 percent and recorded a $6.8 million gain on the sale in noninterest income. The positive effect on capital from the gain and cash proceeds received in the sale transaction provided the Company with a portion of the necessary funds to contribute capital to USTrust to facilitate the aforementioned Branch Purchase. At the time of the sale, UST/Conn had total assets of $107 million, including loans of $70 million, securities of $22 million and federal funds sold of $15 million. Liabilities totaled $101 million and included noninterest-bearing deposits of $22 million, $41 million in savings deposits, certificates of deposit of $32 million and $4 million in other borrowings.

Walden Bancorp, Inc.

    On January 3, 1997, the Company completed its acquisition of Walden Bancorp, Inc. ("Walden"), a $1.0 billion multi-bank holding company headquartered in Acton, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-fee exchange of 1.9 shares of the Company's common stock for each share of Walden common stock. The Company's outstanding stock increased by 10,125,540 shares to a total of 28,144,163 shares on the date of acquisition. Based on the closing price of the Company's stock as of January 3, 1997, the market value of the shares exchanged totaled $207 million. Walden's two subsidiary banks, The Braintree Savings Bank and The Co-operative Bank of Concord operated a total of seventeen branches located in the Massachusetts counties of Middlesex, Norfolk and Plymouth. On April 18, 1997, The Co-operative Bank of Concord was merged into USTrust. The Braintree Savings Bank was merged into USTrust on May 16, 1997. In 1997 the Company recognized a nondeductible charge of $2.9 million in nonrecurring acquisition and merger-related expense and a pre-tax $11.8 million restructuring charge associated with the transaction.

                                    UST CORP.

Firestone Financial Corp.

    On October 15, 1997, the Company completed its acquisition of Firestone Financial Corp. ("Firestone"), an $85 million small business equipment finance company headquartered in Newton, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 0.59 shares of the Company's common stock for each share of Firestone common stock. The Company's outstanding stock increased by 1,180,000 to a total of 29,716,593 shares on the date of acquisition. Based on the closing price of the Company's stock as of October 15, 1997, the market value of the shares exchanged totaled $31 million. Firestone operates as a wholly-owned subsidiary of USTrust. The Company recognized a nondeductible charge of $1.0 million in nonrecurring acquisition and merger-related expenses associated with the transaction.

    The following presentation reflects key line items on a historical basis for Firestone and UST Corp. and on a pro forma combined basis assuming the merger was in effect for the period:



                                                  UST CORP. AS               FIRESTONE AS          UST CORP.
                                               ORIGINALLY REPORTED        ORIGINALLY REPORTED      RESTATED
                                               -------------------        -------------------      --------
                                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

   NINE MONTHS ENDED SEPTEMBER 30, 1997
       Net interest income ............            $124,977                    $  4,562              $129,539
       Net income .....................              19,415                         858                20,273
       Diluted earnings per share .....                0.67                        0.43                  0.68


    The following presentation reflects key line items on a historical basis for Walden, Firestone and UST Corp. and on a pro forma combined basis assuming the mergers were in effect for the periods presented.



                                              UST CORP. AS             WALDEN AS               FIRESTONE AS        UST CORP.
                                          ORIGINALLY REPORTED     ORIGINALLY REPORTED      ORIGINALLY REPORTED     RESTATED
                                          -------------------     -------------------      -------------------     --------
                                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
   YEAR ENDED DECEMBER 31,1996
       Net interest income ............       $   96,126           $   39,129               $    5,831             $  141,086
       Net income .....................           32,662               10,519                    2,096                 45,277
       Diluted earnings per share .....             1.79                 1.97                     1.05                   1.53
       Total assets ...................        2,706,614              995,628                   82,813              3,781,055
       Total deposits .................        2,105,866              749,946                      345              2,856,157
       Total shareholders' investment .          197,960               97,629                   13,432                309,021


   YEAR ENDED DECEMBER 31, 1995

      Net interest income .............       $   95,434           $   37,926               $    5,225             $  138,585
      Net income ......................           14,958                9,299                    2,796                 27,053
      Diluted earnings per share ......             0.83                 1.74                     1.40                   0.92


Somerset Savings Bank - Pending

    On December 10, 1997, the Company announced the execution of a definitive agreement to acquire Somerset Savings Bank ("Somerset"), a $540 million bank headquartered in Somerville, Massachusetts. The transaction is expected to close during the second or third quarter of 1998, and is structured to qualify as a tax-free exchange and as a pooling of interests for accounting purposes. The agreement provides for the issuance of 0.19 shares of the Company's common stock for each share of Somerset common stock. Based on the closing price of the Company's stock as of December 9, 1997, the transaction would be valued at approximately $94 million. The agreement is subject to the

                                    UST CORP.

approval of Somerset shareholders as well as federal and state regulatory authorities. In 1997 the Company recognized a nondeductible charge of $210 thousand in acquisition and merger-related expense associated with the transaction. The Company expects an estimated additional one-time charge of $5.3 million ($7.5 million pre-tax) in 1998 for acquisition-related costs.

Affiliated Community Bancorp, Inc. - Pending

    On December 15, 1997, the Company announced the execution of a definitive agreement to acquire Affiliated Community Bancorp, Inc. ("Affiliated"), a $1.2 billion bank holding company headquartered in Waltham, Massachusetts. The transaction is expected to close during the second or third quarter of 1998, and is structured to qualify as a tax-free exchange and as a pooling of interests for accounting purposes. The agreement provides for the issuance of 1.41 shares of the Company's common stock for each share of Affiliated common stock. Based on the closing price of the Company's stock as of December 12, 1997, the transaction would be valued at approximately $259 million. The agreement is subject to the approval of the shareholders of the Company and Affiliated as well as federal and state bank regulatory authorities. In 1997 the Company recognized a nondeductible charge of $563 thousand in acquisition and merger-related expense associated with the transaction. The Company expects an estimated additional one-time charge of $8.7 million ($12.0 million pre-tax) in 1998 for acquisition-related costs.

(3) RESTRICTIONS ON CASH AND DUE FROM BANKS

    At December 31, 1997 and 1996, cash and due from banks included $17.8 million and $41.9 million, respectively, to satisfy the reserve requirements established by the Federal Reserve Bank.

(4) SECURITIES

    A comparison of the amortized cost, fair value and gross unrealized gains and losses as of December 31, 1997 and 1996 for securities available-for-sale follows:


                                                                                     1997
                                                          --------------------------------------------------------
                                                                             GROSS          GROSS
                                                          AMORTIZED       UNREALIZED      UNREALIZED       FAIR
                                                             COST            GAINS          LOSSES         VALUE
                                                          ---------       ----------      ----------       -----
                                                                           (DOLLARS IN THOUSANDS)
              Securities available-for-sale:
               Mortgage-backed securities:
                Pass-through securities .............       $248,482       $  1,794       $   (587)       $249,689
                Collateralized mortgage
                 obligations.........................        241,495            526         (1,019)        241,002
                                                            --------       --------       --------        --------
                  Total mortgage-backed securities ..        489,977          2,320         (1,606)        490,691
               U.S. Treasury and federal agencies ...        106,084            273           (405)        105,952
               FHLB equity securities ...............         50,300                                        50,300
               Asset-backed securities ..............         37,022             82             (5)         37,099
               Corporate debt securities ............         19,905            397                         20,302
               Marketable equity securities .........          9,442          2,711             (2)         12,151
               States and municipalities ............          1,999             25                          2,024
               Foreign governments ..................            445                                           445
               All other securities .................          3,468                                         3,468
                                                            --------       --------       --------        --------
                   Total securities available-for-sale      $718,642       $  5,808       $ (2,018)       $722,432
                                                            ========       ========       ========        ========



                                    UST CORP.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                              1996
                                                      -------------------------------------------------------
                                                                      GROSS          GROSS
                                                      AMORTIZED      UNREALIZED    UNREALIZED         FAIR
                                                         COST          GAINS          LOSSES          VALUE
                                                      ---------      ----------    ----------         -----
                                                                       (DOLLARS IN THOUSANDS)
         Securities available-for-sale:
         Mortgage-backed securities:
           Pass-through securities .............       $ 90,192       $  1,338       $   (727)       $ 90,803
           Collateralized mortgage obligations .        180,015            160         (2,733)        177,442
                                                       --------       --------       --------        --------
            Total mortgage-backed securities ...        270,207          1,498         (3,460)        268,245
         U.S. Treasury and federal agencies ....        236,336            230         (3,057)        233,509
         FHLB equity securities ................         50,300                                        50,300
         Asset-backed securities ...............         61,640             75            (74)         61,641
         Corporate debt securities .............         51,011             67            (93)         50,985
         Marketable equity securities ..........          8,238            389            (49)          8,578
         States and municipalities .............          2,233             42                          2,275
         Foreign governments ...................            365                                           365
         All other securities ..................          5,905                                         5,905
                                                       --------       --------       --------        --------
            Total securities available-for-sale        $686,235       $  2,301       $ (6,733)       $681,803
                                                       ========       ========       ========        ========

    Equity securities of the Federal Home Loan Bank of Boston ("FHLB") and certain other securities, which do not have readily determinable market values are carried at cost. USTrust is a member of the FHLB and is required to invest in FHLB equity securities, a restricted investment, in an amount equal to the greater of 1 percent of residential mortgage loans, including certain mortgage-backed securities, or three-tenths of 1 percent of total assets or a specified percentage of outstanding advances.

    The amortized cost and fair value of debt securities at December 31, 1997, by contractual maturity, are shown in the table below. Actual maturities are expected to differ from contractual maturities because some borrowers have the right to prepay without penalty. Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives. Equity securities, which have no contractual maturity, are presented in the aggregate.


                                                         DECEMBER 31, 1997
                                                         -----------------
                                                      AMORTIZED          FAIR
                                                        COST             VALUE
                                                     ----------         --------
                                                       (DOLLARS IN THOUSANDS)
         Securities available-for-sale:
         Mortgage-backed securities:
           Due after 1 year through 5 years ...       $ 17,896       $ 17,758
           Due after 5 years through 10 years .        145,233        146,482
           Due after 10 years .................        326,848        326,451
                                                      --------       --------
               Total mortgage-backed securities        489,977        490,691
         All other debt securities:
           Due in 1 year or less ..............          1,749          1,752
           Due after 1 year through 5 years ...        120,524        121,128
           Due after 5 years through 10 years .         42,740         42,496
           Due after 10 years .................            441            446
                                                      --------       --------
               Total debt securities ..........        165,454        165,822
                                                      --------       --------
         Equity securities and other ..........         63,211         65,919
                                                      --------       --------
                   Total ......................       $718,642       $722,432
                                                      ========       ========

                                    UST CORP.

    There were no securities designated as held-to-maturity by the Company at December 31, 1997. All of the year-end 1996 held-to-maturity securities were owned by Walden and were redesignated as available-for-sale at the time of the acquisition of Walden. The effect of the redesignation was to increase the gross unrealized loss on securities available-for-sale by approximately $1.5 million. The amortized cost, fair value and gross unrealized gains and losses as of December 31, 1996 for securities held-to-maturity follows:



                                                                       DECEMBER 31, 1996
                                                       -------------------------------------------------------
                                                                       GROSS           GROSS
                                                       AMORTIZED     UNREALIZED      UNREALIZED         FAIR
                                                         COST          GAINS           LOSSES          VALUE
                                                       ---------     ----------      ----------       --------
                                                                      (DOLLARS IN THOUSANDS)
         Securities held-to-maturity:
          Mortgage-backed securities:
           Pass-through securities ..............       $ 45,723       $     13       $ (1,093)       $ 44,643
           Collateralized mortgage obligations ..         68,073            239           (381)         67,931
                                                        --------       --------       --------        --------
                 Total mortgage-backed securities        113,796            252         (1,474)        112,574
          U.S. Treasury and federal agencies ....         25,468             47           (315)         25,200
          States and municipalities .............          6,300             21                          6,321
                                                        --------       --------       --------        --------
           Total securities held-to-maturity ....       $145,564       $    320       $ (1,789)       $144,095
                                                        ========       ========       ========        ========

    Total gross realized gains, gross realized losses, and proceeds from the sale or other disposition of securities available-for-sale for the three years ended December 31 were:


                                                 1997            1996              1995
                                                 ----            ----              ----
                                                         (DOLLARS IN THOUSANDS)
         Securities available-for-sale:
           Debt securities:
            Gross realized gains ......       $     307          $    80        $    736
            Gross realized losses .....          (1,798)            (333)           (271)
            Proceeds from sales* ......         267,949           52,357          98,437

           Equity securities:
            Gross realized gains .......                         $ 1,551        $  2,179
            Gross realized losses ......                            (119)           (249)
            Proceeds from sales* ......                            1,585           2,736


        * Excluded from 1996 proceeds from sales was a reduction in securities available-for-sale of $21.4 million in debt securities and $.1 million in equity securities resulting from the sale of a banking subsidiary.

    At December 31, 1997, securities carried at $330.2 million were pledged to secure public and trust deposits, securities sold under agreements to repurchase and for other purposes as required by law.

                                    UST CORP.

(5) LOANS

    The composition of the loan portfolio (net of unearned discount) at December 31, 1997 and 1996 was as follows:

                                                      1997            --   1996
                                                   ------------       ------------
                                                      (DOLLARS IN THOUSANDS)

         Commercial and financial ...........       $ 1,023,783        $   900,162
         Commercial real estate:
          Construction ......................            41,834             29,624
          Developer, investor and land ......           236,263            305,056
         Commercial lease financing .........            56,260             46,480
         Consumer:
          Residential mortgage ..............           697,874            804,109
          Home equity .......................           111,151            107,310
          Indirect automobile installment ...           605,486            302,044
          Other consumer ....................            37,048             40,461
          Indirect automobile lease financing            26,283
                                                    -----------        -----------
                                                      2,835,982          2,535,246
         Reserve for possible loan  losses ..           (52,230)           (51,984)
                                                    -----------        -----------
                                                    $ 2,783,752        $ 2,483,262
                                                    ===========        ===========

    Most of the Company's lending activity is with customers located within Massachusetts. At year-end 1997, the Company's exposure to credit risk principally secured by commercial real estate, home equity and residential real estate included approximately $1.1 billion of loans. Refer to Note 18 for additional discussion of concentration of credit risk.

Reserve for Possible Loan Losses

    An analysis of the reserve for possible loan losses for the three years ended December 31, 1997, 1996 and 1995 is as follows:


                                                             1997            1996            1995
                                                           --------        --------        --------
                                                                    (DOLLARS IN THOUSANDS)
         Balance at beginning of period ............       $ 51,984        $ 69,982        $ 76,743

         Chargeoffs/transfers ......................          6,746           8,149          30,724
         Recoveries on loans previously
          charged-off...............................          6,092           9,555           9,568
                                                           --------        --------        --------
         Net chargeoffs (recoveries) ...............            654          (1,406)         21,156

         Provision (credit) for possible loan losses            900         (17,300)         14,395
         Reserve of sold bank ......................                         (2,104)
                                                           --------        --------        --------
         Balance at end of period ..................       $ 52,230        $ 51,984        $ 69,982
                                                           ========        ========        ========


                                    UST CORP.

    The status of impaired loans for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                            1997           1996         1995
                                          --------       --------     --------
                                                (DOLLARS IN THOUSANDS)
    Impaired loans-reserve required ....   $ 2,239       $   605       $ 1,512
    Impaired loans-reserve not
     required*..........................    14,126        27,622        26,110
                                           -------       -------       -------
      Total impaired loans .............   $16,365       $28,227       $27,622
                                           =======       =======       =======

    Required reserve for impaired loans*   $ 1,130       $   383       $   412

    Average balance of impaired loans
     during the year ...................   $19,245       $24,194       $47,997
       --------------

* The methodology used in the required reserve calculation utilized the fair value of collateral consistent with the provisions of SFAS No. 114. The required reserve for impaired loans is included in the Company's total reserve for possible loan losses.

    For the years ended December 31, 1997, 1996 and 1995, the amount of interest income on impaired loans that would have been recognized if the loans had been paying in accordance with their original terms, was $3.2 million for all three periods, while the amount recognized as interest income in the same periods was $1.2 million, $0.8 million, and $1.1 million, respectively.

(6) PREMISES, FURNITURE AND EQUIPMENT

      A summary of the accounts at December 31, 1997 and 1996 is as follows:

                                                          1997            1996
                                                          ----            ----
                                                         (DOLLARS IN THOUSANDS)
     Land ....................................        $  4,457         $  4,457
     Buildings and leasehold improvements ....          58,476           56,712
     Furniture and equipment .................          44,646           35,340
                                                      --------         --------
                                                       107,579           96,509
     Accumulated depreciation and
      amortization ...........................         (43,172)         (35,839)
                                                      --------         --------
                                                      $ 64,407         $ 60,670
                                                      ========         ========

    Depreciation and amortization expenses reflected in the consolidated statements of income were $7.3 million, $5.9 million and $4.4 million in 1997, 1996 and 1995, respectively.

(7) OTHER PROPERTY OWNED

    Other property owned includes other real estate owned and repossessed vehicles and equipment of $275 thousand and $1.1 million, respectively, at December 31, 1997, and $1.6 million and $356 thousand, respectively, at December 31, 1996.

    Other property owned is stated net of a valuation allowance. Analysis of the valuation allowance for the three years ended December 31, 1997 is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                            1997          1996            1995
                                          ------         ------          ------
                                                  (DOLLARS IN THOUSANDS)
    Balance at beginning of
     period .......................       $   320        $   568        $ 1,044
    Chargeoffs ....................                          744          2,604
    Provision charged to
     operations ...................           303            496          2,128
                                          -------        -------        -------
    Balance at end of period ......       $   623        $   320        $   568
                                          =======        =======        =======

                                    UST CORP.

    The net cost of other real estate owned included in foreclosed asset and workout expense in the income statement was approximately $207 thousand, $898 thousand and $3.8 million in 1997, 1996 and 1995, respectively. These costs include provisions charged to operations to reflect reductions in net realizable value, net gain or loss on sales and net cost of maintaining and operating the properties.

(8) SHORT-TERM BORROWINGS

    Short-term borrowings consisted of the following at December 31, 1997 and 1996:

                                                           1997           1996
                                                         --------       --------
                                                          (DOLLARS IN THOUSANDS)
Federal funds purchased .............................    $ 79,027       $ 92,677
Securities sold under  agreements to repurchase......     272,460        237,317
Treasury tax and loan note account ..................      13,670         14,837
FHLB borrowings .....................................      55,000         35,000
Notes payable .......................................       1,156         61,776
                                                         --------       --------
                                                         $421,313       $441,607
                                                         ========       ========

    USTrust is a member of the Federal Home Loan Bank of Boston. As a member institution, USTrust has a borrowing capacity of approximately $479 million for short- and long-term FHLB advances.

    Notes payable at December 31, 1996 consist of short-term revolving credit loans between unaffiliated banks and Firestone. Following the acquisition, Firestone moved most of its borrowing activities from unaffiliated banks to USTrust.

    The weighted average interest rates for short-term borrowings at December 31, 1997 and 1996 were 5.02 percent and 5.36 percent, respectively. The average outstanding short-term borrowings were $447.8 million in 1997 and $443.4 million in 1996. The approximate weighted average interest rates during the year were
5.13 percent in 1997 and 5.42 percent in 1996. The maximum amount of short-term borrowings outstanding at any month end was $485.5 million in 1997 and $722.0 million in 1996.

                                    UST CORP.

(9) OTHER BORROWINGS

    Other borrowings consisted of the following at December 31, 1997 and 1996:

                                                                     1997       1996
                                                                   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
USTrust:
 FHLB seventeen-year advance, 6.27%, due December 17, 1997 .....              $ 10,000
 FHLB two-year advance, 5.78%, due November 17, 1997 ...........                 5,500
 FHLB two-year advance, 5.61%, due December 17, 1997 ...........                 2,000
 FHLB two-year advance, 5.50%, due December 30, 1997 ...........                15,000
 FHLB two-year advance, 5.90%, due March 13, 1998 ..............    $ 5,000      5,000
 FHLB two-year advance, 6.09%, due April 29, 1998 ..............      1,000      1,000
 FHLB two-year advance, 6.28%, due May 21, 1998 ................     10,000     10,000
 FHLB two-year amortizing, 5.93%, due May 28, 1998 .............      5,226     15,221
 FHLB two-year advance, 6.51%, due June 12,1998 ................        500        500
 FHLB two and one-half year advance, 5.26%, due July 20, 1998 ..     10,000     10,000
 FHLB three-year amortizing advance, 5.85%, due
    October 27, 1998............................................      1,623      3,297
 FHLB three-year advance, 5.76%, due November 23, 1998 .........      7,000      7,000
 FHLB three-year advance, 6.04%, due March 22, 1999 ............      1,000      1,000
 FHLB three-year advance, 6.77%, due June 14, 1999 .............      1,000      1,000
 FHLB three-year advance, 6.69%, due June 21, 1999 .............      1,000      1,000
 FHLB four-year advance, 6.27%, due March 27, 2000 .............      1,000      1,000
 FHLB four-year advance, 6.68%, due August 1, 2000 .............        405        405
 FHLB five-year advance, 6.61%, due May 23, 2001 ...............        500        500
 FHLB five-year advance, 6.73%, due May 23, 2001 ...............        500        500
 FHLB nine-year advance, 5.54%, due June 13, 2005 ..............                 5,000
 FHLB ten-year amortizing advance, 7.16%, due June 28, 2006 ....      3,384      3,468
 FHLB twenty-year advance, 4.12%, due May 11, 2015 .............        200        200

The Co-operative Bank of Concord(1):

  Subordinated debenture, $5,000,000 par value, interest rate determined by average cost of interest-bearing deposits, due
  July 31, 1999................................................                  4,713

Firestone Financial Corp.(2):

  Subordinated notes payable, prime rate plus 1.75%, principal
  installments due quarterly through year 2000.................                  4,000
                                                                    -------   --------
                                                                    $49,338   $107,304
                                                                    =======   ========

(1) Subordinated debenture held by the former The Co-operative Bank of Concord, a bank acquired in the January 3, 1997 acquisition of Walden. The debt was paid in full during 1997 prior to the merger of The Co-operative Bank of Concord with USTrust.

(2) Subordinated notes issued by Firestone were paid in full during 1997 prior to the October 15, 1997 acquisition of Firestone by the Company.

                                    UST CORP.

(10) EMPLOYEE BENEFIT PLANS

    The Company has a noncontributory, defined benefit retirement plan covering all employees who meet specified age and employment requirements. The Company also has a nonqualified, unfunded supplemental retirement plan, which covers certain senior officers of the Company. The plans provide pension benefits that are based on the employee's compensation during the highest four consecutive years before retirement. The following summary sets forth each plan's funded status and amounts included in the Company's consolidated balance sheets as of December 31, 1997 and 1996:


                                                                                       QUALIFIED PLAN         SUPPLEMENTAL PLAN
                                                                                      1997        1996       1997          1996
                                                                                    --------    --------   --------      --------

                                                                                               (DOLLARS IN THOUSANDS)

         Actuarial present value of benefit obligations:
          Vested benefit obligation .........................................       $ 19,097    $ 17,000   $  1,592      $  1,372
          Nonvested benefit obligation ......................................          1,308       1,198        120            91
                                                                                    --------    --------   --------      --------
          Accumulated benefit obligation ....................................         20,405      18,198      1,712         1,463
          Effect of projected future compensation levels ....................          5,887       4,928        902           423
                                                                                    --------    --------   --------      --------
         Projected benefit obligation for service rendered to date..                  26,292      23,126      2,614         1,886
         Plan assets, primarily listed stocks and U.S. bonds ................         30,032      25,005
                                                                                    --------    --------   --------      --------
         Excess (deficiency) of plan assets over projected
          benefit obligation ................................................          3,740       1,879     (2,614)       (1,886)
         Unrecognized (gain) loss ...........................................         (4,034)     (1,192)       190          (238)
         Unrecognized prior service asset (obligation) ......................          1,054         871        490           541
         Unrecognized net transition asset ..................................         (1,049)     (1,083)
                                                                                    --------    --------   --------      --------
         Prepaid (accrued) costs included in other assets (other                    $   (289)   $    475   $ (1,934)     $ (1,583)
          liabilities) ......................................................       ========    ========   ========      ========

      The actuarial assumptions used were as follows:

                                                                1997       1996
                                                              --------   --------
         Discount rate ................................         7.0%       7.5%
         Rate of increase of future compensation levels         4.5%       4.5%
         Expected rate of return on plan assets .......         8.0%       8.0%


Net pension cost for 1997, 1996 and 1995 included the following components:


                                                                1997          1996            1995
                                                              --------      --------        --------
                                                                       (DOLLARS IN THOUSANDS)
         Service cost benefit earned  during the period       $ 1,531         $ 1,473        $   982
         Interest cost on projected benefit obligation          1,781           1,607          1,538
         Return on plan assets ........................        (6,629)         (3,331)        (4,564)
         Net amortization and deferral ................         4,496           1,282          2,977
                                                              -------         -------        -------
         Net pension cost .............................       $ 1,179         $ 1,031        $   933
                                                              =======         =======        =======

    The Company has an Employee Savings Plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, contributions made by eligible employees are matched by the Company at rates ranging from 25 to 100 percent, based on a specified percentage of employee contributions up to 6 percent of the employee's earnings. Beginning in 1998 the rate of matching was changed to a range of 50 to 100 percent.

    For the years presented the Company had an employee stock ownership plan ("ESOP") which covered substantially all of its employees. The plan was administered by a committee designated by the Board of Directors and was maintained in a separate trust established for that purpose. Under the plan, the Company contributed either a fixed amount or a percentage of compensation of all participants. Effective December 31, 1997, the ESOP ceased

                                    UST CORP.

to operate as an independent plan and was merged into a newly created Employer Stock Fund of the Employee Savings Plan. All participants became vested in their ESOP account balances, and these funds were transferred directly to their respective Employee Savings Plan accounts.

    Certain key employees are awarded shares of the Company's common stock through the Company's Restricted Stock Ownership Plan adopted in 1989 and the restricted stock program of the Stock Compensation Plan adopted in 1992 and amended in 1994. Under these restricted stock plans 545,070 shares of common stock have been granted, of which 32,100, 14,400 and 50,195 were granted in 1997, 1996 and 1995, respectively. The shares vest to the employee over varying schedules. In 1997, 25,900 restricted shares vested under this plan. At December 31, 1997 there were 60,800 unvested restricted shares outstanding.

    Expenses relating to the employee benefit plans were as follows:


                                                                             EMPLOYEE
                 YEAR ENDED                      EMPLOYEE       RESTRICTED SAVINGS PLAN
                 DECEMBER 31,   PENSION      STOCK OWNERSHIP      STOCK       401(k)
                -------------   -------      ---------------    ---------  ------------
                                       (DOLLARS IN THOUSANDS)
                  1997 ......   $1,179          $  506           $  629       $  899
                  1996 ......    1,031             425              531        1,298
                  1995 ......      933             425              490          935

(11) STOCK OPTIONS

    The Company has a Stock Compensation Plan for officers and key employees under the terms of which the Company may issue incentive stock options, nonqualified stock options and shares of restricted stock. At December 31, 1997, 105,442 shares of the Company's common stock remained available for future grants. The Company's Stock Compensation Plan provides that the number of shares of common stock reserved for future grants under the plan be increased by an amount equal to 1.25 percent of the number of shares outstanding on the first day of each fiscal year. As a result, as of January 1, 1998, 372,028 additional common shares are to be reserved for future grants. The vesting periods for options under this Plan range from immediate vesting at grant date to 5 years. The expiration periods for options under this Plan range from between 5 and 10 years.

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

                                    UST CORP.

    The Company has opted to continue to measure stock compensation in accordance with APB Opinion No. 25. Refer to Note 1 for a further discussion. If the Company had determined stock compensation cost consistent with the fair value alternative contained in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts presented in the table below.

                                                YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                          1997           1996           1995
                                         -------       -------        -------
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
       Net income:

         As reported .............       $32,393       $45,277        $27,053
         Pro forma ...............        32,123        44,574         26,657

       Diluted earnings per share:

         As reported .............         $1.08         $1.53          $0.92
         Pro forma ...............         $1.07         $1.51          $0.91


    The following table presents the activity for the employee stock option program under the Stock Compensation Plan and the activity in the Stock Option Plans for Directors for the years ended December 31, 1997, 1996, and 1995:



                                                                                   WEIGHTED
                                           NUMBER OF SHARES   EXERCISE PRICE       AVERAGE
                                             UNDER OPTION       PER SHARE       EXERCISE PRICE
                                           ----------------   --------------    --------------
         Outstanding December 31,
          1994 .......................        1,423,574        $1.84-$12.00         $ 8.16

         Granted in 1995 .............          500,801        $7.24-$14.13         $10.61
         Canceled in 1995 ............          (26,365)       $6.07-$9.75          $ 8.68
         Exercised in 1995 ...........         (195,206)       $5.00-$9.75          $ 6.74
                                              ---------
         Outstanding December 31,
          1995 .......................        1,702,804        $1.84-$14.13         $ 9.03
                                              ---------
         Granted in 1996 .............          378,131        $8.68-$14.81         $13.27
         Canceled in 1996 ............          (34,849)       $6.07-$12.88         $10.16
         Exercised in 1996 ...........         (384,804)       $6.07-$13.44         $ 7.04
                                              ---------
         Outstanding December 31,
          1996 .......................        1,661,282        $1.84-$14.81         $10.43
                                              ---------
         Granted in 1997 .............          193,300       $18.56-$20.31         $20.22
         Exercised in 1997 ...........         (416,304)       $1.84-$13.81         $ 7.79
                                              ---------
         Outstanding December 31,
          1997 .......................        1,438,278        $3.16-$20.31         $12.51
                                              =========
         Options exercisable at:
          December 31, 1995 ..........        1,178,525        $1.84-$14.13         $ 7.97
          December 31, 1996 ..........        1,538,882        $1.84-$14.81         $10.23
          December 31, 1997 ..........        1,378,745        $3.16-$20.31         $12.19

                                    UST CORP.

    The following table summarizes information regarding options outstanding and options exercisable at December 31, 1997 under the employee Stock Compensation Plan and Stock Option Plans for Directors.


                                              OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                       ----------------------------------------------------------------    -----------------------------------------
                                                WEIGHTED AVERAGE
                        NUMBER OUTSTANDING    REMAINING CONTRACTUAL    WEIGHTED AVERAGE      NUMBER EXERCISABLE     WEIGHTED AVERAGE
                       AT DECEMBER 31, 1997       LIFE IN YEARS         EXERCISE PRICE      AT DECEMBER 31, 1997     EXERCISE PRICE
                       --------------------   ---------------------    ----------------     --------------------   ----------------
         $3.16-$9.00         259,578                  3.53                 $   8.38                259,578             $   8.38
        $9.75-$12.00         407,244                  3.17                 $   9.93                407,244             $   9.93
       $12.88-$13.81         498,656                  6.75                 $  13.44                498,656             $  13.44
       $14.14-$20.31         272,800                  8.74                 $  18.62                213,267             $  18.20
                           ---------                                                             ---------
                           1,438,278                                                             1,378,745
                           =========                                                             =========

    The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $2.66, $1.43 and $1.49, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995:


                                                YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                            1997         1996         1995
         Risk-free interest rate ......     5.70%        5.94%        5.15%
         Expected dividend yield ......     3.5%         3.5%         3.5%
         Expected life in years .......     2.0          2.3          2.0
         Expected  volatility .........    24.00%        18.12%       18.25%


    The Company has a Directors Deferred Compensation Program under which up to 250,000 shares of the Company's common stock may be granted to outside Directors of the Company or its banking subsidiaries who choose to receive their Director's fees or stipend in shares of the Company in lieu of cash. The shares may not be sold until the individual holder's status as Director terminates.

(12) NONINTEREST EXPENSE

Restructuring Charges, Acquisition and Merger-related Expense

    Restructuring charges for the year ended December 31, 1997 totaled $11.8 million. Such costs were incurred in connection with the Walden acquisition and were the result of management's integration plan. These costs related to activities that had no future economic benefit to the Company and were incremental to other costs incurred in the conduct of the Company's business. The nature of these expenses included charges for severance payments to former Walden executives and staff, writeoffs of certain noncompatible Walden computer equipment and signage no longer in use, service contract buyouts, costs associated with the conversion of Walden's systems to the Company's operating systems, and other expenses directly associated with the integration of the Walden banking subsidiaries.

    Acquisition and merger-related expense for the year ended December 31, 1997 totaled $4.4 million which included professional, legal, accounting and investment banking services incurred in connection with Walden and Firestone and the pending acquisitions of Somerset and Affiliated. The 1997 expense incurred for the Somerset and Affiliated transactions were not contingent on the completion of the acquisition transactions. The acquisition charges for the year ended December 31, 1996 totaled $5.9 million and included $793 thousand for professional services incurred in connection with the Walden acquisition and a $5.1 million charge in connection with the Branch Purchase largely for customer-related expenses such as direct mailings, replacement checks and ATM and Debit

                                    UST CORP.

cards, promotions, target advertising and various incentive programs directed toward the new customers acquired in the purchase transaction. The acquisition charges for the year ended December 31, 1995 totaled $2.4 million for expenses related to Walden's acquisition of The Braintree Savings Bank.

Deposit Insurance Assessment

    The Company's deposit insurance assessment reflects premiums paid to two Federal Deposit Insurance Corporation ("FDIC") funds, the Bank Insurance Fund ("BIF") for banks, as well as the Savings Association Insurance Fund ("SAIF") for savings and loan associations ("Thrifts") due, in part, to the Company's 1990 purchase of deposits of a failed Thrift institution. The deposit insurance assessment for the years ended December 31, 1997 and 1996 reflect reductions in expense due to reduced premium rates by the FDIC on BIF balances. The year ended December 31, 1996, includes a one-time $3.0 million assessment by the SAIF on the former Thrift deposits held by the Company.

(13) INCOME TAXES

    The income tax provision (benefit) included in the consolidated statements of income consisted of the following:

                                             YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                        1997            1996            1995
                                       -------         -------         -------
                                              (DOLLARS IN THOUSANDS)
   Current tax expense*:
    Federal ......................     $16,948         $17,910         $13,681
    State ........................       3,541           6,918           4,646
    Foreign ......................                          46              47
                                       -------         -------         -------
                                        20,489          24,874          18,374
                                       -------         -------         -------
   Deferred tax expense (benefit):
    Federal ......................       1,751           4,571          (2,108)
    State ........................         613          (1,064)           (130)
    Change in valuation
     allowance ...................                                        (603)
                                       -------         -------         -------
                                         2,364           3,507          (2,841)
                                       -------         -------         -------
                Total ............     $22,853         $28,381         $15,533
                                       =======         =======         =======

                -----------------

                * The 1997 and 1996 current provisions do not reflect $245 thousand and $301 thousand, respectively, of tax benefits related to stock options exercised that were credited directly to additional paid-in capital.

    As of December 31, 1997 and 1996, cumulative deferred tax assets, included in the consolidated balance sheets as other assets, amounted to $9.3 million and $12.6 million, respectively, while cumulative deferred tax liabilities of $0.4 million and $1.3 million, respectively, were included in other liabilities. Additionally, at December 31, 1997 and 1996 there were tax refund receivables of approximately $1.6 million and $3.0 million included in other assets while current taxes payable were approximately $4.5 and $2.0 million, respectively, and included in other liabilities.

    In August 1996, Congress passed the Small Business Job Protection Act of 1996. Included in this bill was the repeal of Internal Revenue Code (IRC)
Section 593, which allowed thrift institutions special provisions in calculating bad debt deductions for income tax purposes. Thrift institutions now will be viewed as commercial banks for income tax purposes. The repeal is effective for tax years beginning after December 31, 1995. One effect of this legislative change is to suspend a thrift's bad debt reserve for income tax purposes as of its base year (December 31, 1988). Any bad debt reserve in excess of the base year amount is subject to recapture over a six-year time period. The suspended (i.e., base year) amount is subject to recapture upon the occurrence of certain

                                    UST CORP.

events, such as a complete or partial redemption of a bank's stock or if the bank ceases to qualify as a bank for income tax purposes.

    Through the Company's acquisition of Walden and subsequent merger of the two Walden banking subsidiaries with USTrust in 1997, USTrust's tax position is effected by this legislative change. At December 31, 1997, USTrust's surplus includes approximately $18.8 million of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since USTrust does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $7.9 million have not been recorded with respect to such reserve.

    The components of the net deferred tax asset were as follows:

                                                               DECEMBER 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
                                                          (DOLLARS IN THOUSANDS)
Book provision for loan losses in excess of tax ........  $ 22,058     $ 21,162
Deferred compensation benefits not deducted for tax ....     2,323        2,235
Book writedowns on foreclosed real estate,
 not deducted for tax ..................................     1,030          359
Pension expense deducted for tax not book ..............       167         (557)
Alternative minimum tax credit .........................                  3,243
Tax credit carryforward ................................                  1,102
Book basis in core deposit more than tax ...............       (33)          71
Securities mark-to-market adjustment deferred for tax ..    (1,545)       1,856
Cumulative tax depreciation in excess of book ..........    (2,074)      (2,024)
Tax basis in partnership investments less than book ....    (3,320)      (2,919)
Loan mark-to-market adjustment for tax .................    (4,961)      (2,189)
Tax deductions on leveraged leases deferred for book ...    (6,362)     (11,409)
Other, net .............................................     1,639          356
                                                          --------     --------
          Total net deferred tax asset .................  $  8,922     $ 11,286
                                                          ========     ========

    The provisions for income taxes differ from the amounts computed by applying the U.S. statutory federal tax rate of 35 percent in 1997,1996 and 1995, to income before income taxes principally due to:

                                                                       YEAR ENDED DECEMBER 31,
                                                                1997            1996            1995
                                                              --------        --------        --------
                                                                         (DOLLARS IN THOUSANDS)
Tax at statutory rate .................................       $ 19,335        $ 25,565        $ 14,716
Increases (reductions) from:
  Tax-exempt income ...................................           (331)           (457)           (596)
  State income taxes ..................................          3,071           3,817           2,952
  Low income housing ..................................         (1,194)           (911)           (724)
  Nondeductible expenses ..............................          1,570             664             638
  Tax credits utilized ................................                           (191)           (175)
  Reversal of tax reserves in excess of tax liabilities                           (106)           (253)
  Change in valuation reserve .........................                                           (603)
  Accretion of purchase discount ......................                                           (422)
  Other, net ..........................................            402
                                                              --------        --------        --------
        Tax expense recorded ..........................       $ 22,853        $ 28,381        $ 15,533
                                                              ========        ========        ========

(14) EARNINGS PER SHARE

     The Company computes earnings per share in accordance with SFAS No. 128. This Statement supersedes APB No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaced the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB No. 15, for all entities with complex capital structures. This Statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented, including quarterly information. The Company's common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Basic and Diluted EPS for the three years ended December 31, 1997, 1996 and 1995 are as follows:


                                                           1997                       1996                        1995
                                            ---------------------------- ---------------------------- ------------------------------
                                             NET               PER-SHARE  NET               PER-SHARE  NET                 PER-SHARE
                                            INCOME    SHARES   AMOUNT    INCOME    SHARES   AMOUNT    INCOME     SHARES    AMOUNT
                                            ------    ------   --------- ------    ------   --------- ------     ------    ---------
                                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Basic EPS:
  Net income available to common
  stockholders                              $32,393  29,615,584  $1.09   $45,277  29,015,101  $1.56   $27,053   28,733,634   $0.94
                                            =======              =====   =======              =====   =======                =====
Effect of dilutive stock options                        488,867                      560,904                       583,538
                                                     ----------                   ----------                    ----------
Diluted EPS:
  Net Income available to common
  stockholders                              $32,393  30,104,451  $1.08   $45,277  29,576,005  $1.53   $27,053   29,317,172   $0.92
                                            =======  ==========  =====   =======  ==========  =====   =======   ==========   =====


(15) CAPITAL

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

                                    UST CORP.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements.

    The actual capital amounts and ratios of the Company and its banking subsidiaries are presented in the following summary.


                                                                        DECEMBER 31, 1997
                                          ------------------------------------------------------------------------------
                                                       AMOUNT                                   PERCENT
                                          ------------------------------------------------------------------------------
                                                      ADEQUATELY      WELL                    ADEQUATELY       WELL
                                                      CAPITALIZED  CAPITALIZED                CAPITALIZE    CAPITALIZED
                                          ACTUAL       MINIMUMS      MINIMUMS      ACTUAL      MINIMUMS      MINIMUMS
                                          ------       --------     --------       ------      --------      --------
                                                                  (DOLLARS IN MILLIONS)
UST Corp. Consolidated:
 Tier 1 leverage capital .........       $  280.7     $  148.5         *            7.56%        4.00%          *
 Tier 1 capital ..................          280.7        124.8         *            9.00%        4.00%          *
 Total (Tier 1 and Tier 2)
  capital ........................          319.7        248.5         *           10.29%        8.00%          *

USTrust:
 Tier 1 leverage capital .........          261.6        147.5     $  184.4         7.09%        4.00%          5.00%
 Tier 1 capital ..................          261.6        124.1        186.2         8.43%        4.00%          6.00%
 Total (Tier 1 and Tier 2)
  capital ........................          300.4        247.2        309.0         9.72%        8.00%         10.00%

USTC:
 Tier 1 leverage capital .........            3.5           .8           .9        18.42%        4.00%          5.00%
 Tier 1 capital ..................            3.5           .4           .6        32.26%        4.00%          6.00%
 Total (Tier 1 and Tier 2)
  capital ........................            3.5           .9          1.1        32.34%        8.00%         10.00%

----------------------------



                                                                               DECEMBER 31, 1996
                                         ------------------------------------------------------------------------------
                                                      AMOUNT                                   PERCENT
                                         ------------------------------------------------------------------------------
                                                     ADEQUATELY      WELL                    ADEQUATELY       WELL
                                                     CAPITALIZED  CAPITALIZED                CAPITALIZE    CAPITALIZED
                                         ACTUAL       MINIMUMS      MINIMUMS      ACTUAL      MINIMUMS      MINIMUMS
                                         ------       --------     --------       ------      --------      --------
                                                                 (DOLLARS IN MILLIONS)
UST Corp. Consolidated:
 Tier 1 leverage capital .........       $  245.0     $  136.9         *            7.16%        4.00%          *
 Tier 1 capital ..................          245.0        110.9         *            8.84%        4.00%          *
 Total (Tier 1 and Tier 2)
  capital ........................          279.7        220.3         *           10.16%        8.00%          *

USTrust:
 Tier 1 leverage capital                    217.3        166.6     $   166.6        6.52%        5.00%         5.00%
 Tier 1 capital                             217.3        110.5         165.8        7.86%        4.00%         6.00%
 Total (Tier 1 and Tier 2)                  251.8        219.6         274.5        9.17%        8.00%        10.00%
  capital ........................

USTC:
 Tier 1 leverage capital .........            2.1           .7            .8       12.43%        4.00%         5.00%
 Tier 1 capital ..................            2.1           .3            .5       27.87%        4.00%         6.00%
 Total (Tier 1 and Tier 2) capital            2.1           .6            .8       27.88%        8.00%        10.00%

----------------------------
      * Not applicable

                                    UST CORP.

Dividends

    The Company and its banking subsidiaries' ability to pay dividends is subject to certain limitations imposed by statutes of the Commonwealth of Massachusetts and limitations imposed by bank and bank holding company regulators. Massachusetts statutes restrict the amount of dividends payable by banks to be the balance of their undivided profits, net of any amount transferred to capital in excess of par value. An issuance of dividends which would reduce the capital of the Company and/or its Subsidiary Banks below minimum capital requirements would cause the appropriate regulatory agencies to require the institution to submit an acceptable capital restoration plan. An institution which fails to submit an acceptable plan may be subject to a bank regulatory enforcement action, or ultimately placed into conservatorship or receivership.

    In 1997 the Company declared quarterly cash dividends totaling $12.7 million or $0.42 per share to stockholders. During the year the Company's subsidiaries declared dividends payable to the Company totaling $22.5 million; $1.0 million from USTC, $2.0 million from JSA Financial Corporation, a nonbanking subsidiary, and $19.5 million from USTrust. Early in 1997 the Company contributed as capital $20 million to USTrust in connection with USTrust's capital requirements and the Branch Purchase.

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

    Once a person or group has acquired 15 percent or more of the outstanding common stock of the Company or is declared an "Adverse Person" by the Company's Board of Directors, each right may entitle its holder (other than the acquiring person or Adverse Person) to purchase, at an exercise price of $40, shares of common stock of the Company (or any organization that acquires the Company) at an amount equal to 50 percent of their current market price. Under certain circumstances, the Continuing Directors (as defined in the rights plan) may exchange the rights for common stock (or equivalent securities) on a one-for-one basis excluding rights held by the acquiring person or Adverse Person. The rights may be redeemed by action of the Board of Directors for $.001 per right.

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

                                    UST CORP.

(16) RELATED PARTY TRANSACTIONS

    In the ordinary course of business, the Company's banking subsidiaries have granted loans to certain of the Company's directors and executive officers. All such transactions are made on substantially the same terms as those prevailing at the same time for individuals not affiliated with the Company and its subsidiaries and at the time they were granted did not involve more than the normal risk of collectibility. At December 31, 1997, none of these transactions were on nonaccrual status, nor did they involve delinquent, substandard or restructured loans. Over 90 percent of the balance outstanding at December 31, 1997 and over 80 percent in 1996 was due from one director.

    An analysis of loans outstanding in excess of $60 thousand to directors and officers related to the foregoing entities at December 31, 1997 is as follows:


                                                      DOLLARS IN THOUSANDS
                                                      --------------------
                         Balance, December 31,
                          1995 ....................       $ 21,174
                         Additions ................            250
                         Repayments ...............         (3,795)
                         Other reductions* ........           (359)
                                                          --------
                         Balance, December 31,
                          1996 ....................         17,270

                         Additions ................          1,203
                         Repayments ...............           (309)
                         Other reductions*  .......         (2,241)
                                                          --------
                         Balance, December 31,
                          1997 ....................       $ 15,923
                                                          ========
                            ------------

                * Other reductions are loans outstanding to directors and officers who ceased to be directors or officers of the Company or its subsidiary banks during the year or their balance decreased below $60 thousand.

(17) COMMITMENTS AND CONTINGENCIES

    Commitments for leased premises expire at various dates through 2010. At December 31, 1997, minimum rental commitments for noncancelable leases are as follows:


                                                      DOLLARS IN THOUSANDS
                                                      --------------------
                                          1998 ........    $ 6,009
                                          1999 ........      5,843
                                          2000 ........      5,072
                                          2001 ........      3,438
                                          2002 ........      3,198
                                          thereafter ..      3,361
                                                           -------
                                          Total .......    $26,921
                                                           =======


    Rent expense for the years ended December 31, 1997, 1996 and 1995 was $5.4 million, $4.4 million, and $5.0 million, respectively.

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

                                    UST CORP.

(18) FINANCIAL INSTRUMENTS WITH ON- AND OFF-BALANCE SHEET RISK

    The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, foreign exchange contracts, and recourse arrangements on sold loans. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount contained in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

                                                                      CONTRACT OR NOTIONAL AMOUNT
                                                                      ---------------------------
                                                                      DECEMBER 31,   DECEMBER 31,
                                                                          1997           1996
                                                                      ------------   ------------
                                                                         (DOLLARS IN THOUSANDS)
Financial instruments whose contract amount represents credit risk:
  Commitments to extend credit ....................................   $1,003,000       $750,000
  Standby letters of credit and financial guarantees written ......       70,000         60,000
  Commercial letters of credit ....................................        4,000          4,000
  Foreign exchange contracts ......................................        5,000          2,000
  Loans sold with recourse ........................................       14,000         15,000

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract during its term. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. Of the total commitments to extend credit, approximately $195 million and $198 million were secured by real estate at December 31, 1997 and December 31, 1996, respectively.

    The amount of collateral obtained is based on management's evaluation of the credit risk. Collateral held on commitments and loans varies but may include cash, accounts receivable, inventory, property, plant and equipment. Standby and commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of, or payment by, a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral to support these commitments including (but not limited to) cash, account receivables, inventory, property, plant and equipment. The extent of collateral held for those commitments varies from zero to one hundred percent. Of the total standby and commercial letters of credit, approximately $17 million was secured by real estate at December 31, 1997.

    The Company's primary loan market is the New England region. Most of the loans outstanding are from eastern Massachusetts and a substantial portion of these loans are various types of real estate loans; still others have real estate as additional collateral. Approximately 90 percent of the Company's outstanding commercial and commercial real estate loans are collateralized.

                                    UST CORP.

    The Company enters into foreign currency exchange contracts to purchase or sell foreign currencies at a future date at a predetermined exchange rate. Except as noted below, contracts are purchased on the open market to assist customers with international transactions denominated in foreign currencies. The Company is exposed to credit risk in the event the customer fails to deliver or take delivery of the agreed upon currency whereby the Company would execute the transaction with another counterparty at the prevailing currency valuation. The positive fair value, which represents the credit exposure of contracts outstanding, was insignificant at December 31, 1997 and 1996.

    The Company enters into nominal amounts of foreign exchange contracts for the purposes of hedging certain financial commitments related to the collection of loans of Canadian borrowers. The fair value of such contracts was insignificant at December 31, 1997 and 1996.

    During 1996 and part of 1997 the Company, through its small equipment finance company, Firestone, was party to an interest rate swap agreement with a nominal notional amount. The swap agreement effectively converted a portion of Firestone's interest rate obligation on certain long-term borrowings from a floating to a fixed rate. The arrangement was paid in full and terminated in August 1997. The fair value of such agreement was insignificant at December 31, 1996.

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

(19) PARENT COMPANY FINANCIAL INFORMATION

    Summarized information relative to the balance sheets at December 31, 1997 and 1996 and statements of income and cash flows for the three years in the period ended December 31, 1997 of UST Corp. (parent company only) are presented as follows:

                          BALANCE SHEETS -- PARENT COMPANY ONLY

                                                             DECEMBER 31,
                                                        ----------------------
                                                          1997          1996
                                                        --------      --------
                                                        (DOLLARS IN THOUSANDS)
Assets:
 Cash, due from banks and interest-bearing
  deposits .........................................    $  6,077      $    837
 Securities purchased under agreements to resell ...       4,000        14,000
 Securities available-for-sale .....................       3,284         2,208
 Investment in banking subsidiaries ................     330,626       277,400
 Investment in nonbanking subsidiaries .............       2,582        17,341
 Premises, furniture and equipment, net ............         287           393
 Other assets ......................................       6,278         5,351
                                                        --------      --------
      Total assets .................................    $353,134      $317,530
                                                        ========      ========
Liabilities and Stockholders' Investment:
 Other liabilities .................................    $ 13,008      $  8,509
 Stockholders' investment ..........................     340,126       309,021
                                                        --------      --------
      Total liabilities and stockholders'
       investment ..................................    $353,134      $317,530
                                                        ========      ========

                                    UST CORP.

                   STATEMENTS OF INCOME -- PARENT COMPANY ONLY

                                                            YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                        1997            1996         1995
                                                       ------         --------     --------
                                                             (DOLLARS IN THOUSANDS)
Dividend income .................................       $22,500       $15,658       $ 5,000
Undistributed equity in net income
 of subsidiaries ................................        12,422        26,392        22,613
Gain on sale of bank subsidiary .................                       6,806
Other income ....................................         4,962         4,685         4,216
                                                        -------       -------       -------
                                                         39,884        53,541        31,829
 Expenses .......................................         7,491         8,264         4,776
  Net income.....................................       -------       -------       -------
                                                        $32,393       $45,277       $27,053
                                                        =======       =======       =======


                 STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY

                                                                            YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                       1997          1996                1995
                                                                     --------      --------            --------
                                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income ..................................................       $ 32,393        $ 45,277        $ 27,053
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ..............................            217             220             125
   Undistributed income of subsidiaries .......................        (12,422)        (26,392)        (22,613)
   Noncash dividend from subsidiary ...........................                         (2,158)
   Gain on sale of bank subsidiary ............................                         (6,806)
   Loss on sale of securities .................................                                              2
   Increase in other assets ...................................         (1,330)         (1,756)           (558)
   Increase (decrease) in other liabilities ...................          3,766           4,808          (1,262)
                                                                      --------        --------        --------
        Net cash provided by operating activities .............         22,624          13,193           2,747
 Cash flows from investing activities:
  Proceeds from securities ....................................                                         15,957
  Purchase of securities ......................................            (60)
  Purchases of premises and equipment .........................                           (415)            (10)
  Proceeds from sale of bank subsidiary .......................                         13,435
  Net decrease (increase) in short-term investments ...........         10,000          (9,000)         (5,000)
  Equity contributed to subsidiaries ..........................        (20,000)        (13,000)         (7,500)
                                                                      --------        --------        --------
        Net cash (used) provided investing activities .........        (10,060)         (8,980)          3,447
 Cash flows from financing activities:
  Repayment of other borrowings ...............................                                         (8,000)
  Proceeds from issuance of common stock, net .................          3,230           2,795           1,388
  Treasury stock acquired .....................................                         (3,363)
  Cash dividends paid .........................................        (10,554)         (3,760)           (888)
                                                                      --------        --------        --------
        Net cash used by financing activities .................         (7,324)         (4,328)         (7,500)
                                                                      --------        --------        --------
  Increase (decrease) in cash and cash equivalents ............          5,240            (115)         (1,306)
  Cash and cash equivalents beginning of year .................            837             952           2,258
                                                                      --------        --------        --------
  Cash and cash equivalents end of year .......................       $  6,077        $    837        $    952
                                                                      ========        ========        ========
 Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest ...................................................       $     56        $     56        $    607
                                                                      ========        ========        ========
   Income taxes ...............................................       $ 11,375        $ 12,160        $  4,970
                                                                      ========        ========        ========
  Noncash transactions:
   Transfers from other assets to securities available-for-
    sale ......................................................                       $     50
                                                                                      ========
   Dividend of equity securities received from subsidiary .....                       $  2,158
                                                                                      ========


      Cash dividends paid to the Company in 1997 by consolidated bank subsidiaries totaled $17.5 million, $14.7 million in 1996 and $4.0 million in 1995. Cash dividends paid to the Company by nonbank subsidiaries totaled $2.0 million in 1997, and $1.0 million in both 1996 and 1995.

                                    UST CORP.

(20) FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair market value of Financial Instruments (as defined), whether assets, liabilities or off-balance sheet commitments, if practicable. The following methods and assumptions were used to estimate the fair value of each class of Financial Instruments. Fair value estimates which were derived from discounted cash flows or broker quotes cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

    Cash and due from banks, federal funds sold and other short-term investments -- For these short-term instruments the carrying amount is a reasonable estimate of fair value.

    Securities available-for-sale and securities held-to-maturity -- For marketable securities fair values are based on quoted market prices or dealer quotes.

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

    Other borrowings -- The fair value for Federal Home Loan Bank borrowings with an original maturity of greater than one year was determined by discounting the expected cash flows using a discount rate equal to the current rate offered by the Federal Home Loan Bank of Boston for debt of the same remaining maturity. While the current FHLB debt outstanding has a prepayment option at the borrower's discretion, the fair value was estimated assuming the Company will hold the full amount until maturity. The fair value of the debenture was determined by discounting the expected cash outflows by rates which are estimated for their current similar offerings with similar maturity. The fair value of the notes payable was the same as the book value at the reporting date because the debt reprices when the market changes.

    Off-balance sheet financial instruments -- For commitments to extend credit, standby and commercial letters of credit and foreign exchange contracts, the carrying amount which represents accruals of deferred income (fees) arising from these instruments, and the fair value of such deferred income is not material. Refer to Note 18 for notional or contract amounts and a further discussion of off-balance sheet financial instruments.

    Values not determined -- SFAS No. 107 excludes certain assets from its disclosure requirements including real estate included in banking premises and equipment, lease financings, and the intangible value inherent in the Company's deposit relationships (i.e., core deposits). Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Company.

                                    UST CORP.

    The carrying amount and estimated fair values of the Company's Financial Instruments at December 31, 1997 and 1996 are as follows:

                                             1997                   1996
                                   -----------------------------------------------
                                    CARRYING       FAIR       CARRYING       FAIR
                                     AMOUNT       VALUE        AMOUNT       VALUE
                                   ----------   ----------   ----------    -------
                                                 (DOLLARS IN THOUSANDS)
Financial Instrument assets:
 Cash and due from banks ........  $   95,702   $   95,702   $  140,263  $  140,263
 Securities .....................     722,432      722,432      827,367     825,898
 Federal funds sold and other
  short-term investments ........      67,851       67,851      142,901     142,901
 Loans receivable, net ..........   2,702,436    2,744,874    2,440,483   2,469,244
 Loans held-for-sale ............                                12,446      12,446
Financial Instrument liabilities:
 Deposits
   Noninterest-bearing ..........  $  708,399   $  708,399   $  600,272  $  600,272
   NOW ..........................      43,116       43,116      381,782     381,782
   Money market .................     660,641      660,641      313,548     313,548
   Regular savings ..............     675,087      675,087      649,974     649,974
   Time .........................     890,972      887,835      910,581     907,077
 Short-term borrowings ..........     421,313      421,313      441,607     441,607
 Other borrowings ...............      49,338       49,234      107,304     107,694



(21) CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                FOR YEAR ENDED DECEMBER 31, 1997           FOR YEAR ENDED DECEMBER 31, 1996
                                            ----------------------------------------   ------------------------------------------
                                            FOURTH      THIRD     SECOND       FIRST      FOURTH     THIRD      SECOND     FIRST
                                            QUARTER    QUARTER    QUARTER     QUARTER     QUARTER    QUARTER    QUARTER   QUARTER
                                            -------    -------    -------     -------     -------    -------    -------   -------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    Interest income ....................   $ 73,576    $ 73,602   $ 69,811    $ 68,225   $ 64,715   $ 60,459     $58,987  $ 59,001
    Interest expense ...................     27,911      27,865     27,248      26,986     27,026     25,549      24,960    24,580
    Net interest income ................     45,665      45,737     42,563      41,239     37,689     34,910      34,027    34,421
    Provision (credit) for possible loan
      losses ...........................        300         300        300                    230    (14,253)     (5,200)    1,924
    Net interest income after provision
      for possible loan losses .........     45,365      45,437     42,263      41,239     37,459     49,163      39,227    32,497
    Noninterest income .................     10,163       8,453      8,474      12,703     14,840      9,880       8,896     8,836
    Noninterest expense ................     36,363      35,459     36,046      50,984     38,530     31,739      28,137    28,734
    Income tax expense .................      7,045       7,831      5,922       2,054      5,005     10,884       7,727     4,765
    Net income .........................    $12,120     $10,600   $  8,769    $    904    $ 8,764    $16,420     $12,259    $7,834

    Basic earnings per share ...........    $  0.41     $  0.36   $   0.30    $   0.03    $  0.30    $  0.57     $  0.42    $ 0.27
    Diluted earnings per share .........    $  0.40     $  0.35   $   0.29    $   0.03    $  0.30    $  0.56     $  0.41    $ 0.26


    Quarterly net income, while affected by large nonrecurring items, grew throughout the two-year period. The positive impact of the late 1996 Branch Purchase was the largest contribution to earnings growth followed by net interest margin improvements, fee income growth, and operating expense efficiencies. The large nonrecurring items included net credit provisions for possible loan losses of $5.2 million and $14.3 million in the second and third quarters of 1996, acquisition and restructuring charges (pre-tax) of $5.9 million, $14.6 million, $946 thousand, and $622 thousand in the fourth quarter of 1996, first quarter 1997, third quarter 1997, and fourth quarter 1997, respectively.

                                    UST CORP.

    Net interest income was relatively level throughout the first three quarters of 1996. Fourth quarter reflects the positive impact on margin from the late quarter Branch Purchase. Net interest income increased steadily throughout 1997 due to a full quarter's positive impact of the additional assets and liabilities from the Branch Purchase and favorable changes in earning asset mix and growth.

    Noninterest income fluctuated from quarter to quarter due to realized securities gains or losses, a $6.8 million gain on the sale of a banking subsidiary in fourth quarter 1996, and a $1.8 million gain on the sale of the loans held-for-sale portfolio in first quarter 1997. Fee-based income increased throughout the two-year period. Account growth and the additional fee income-based accounts acquired in the Branch Purchase are attributed to the fee income increase.

    Noninterest expense was relatively constant for the first two quarters of 1996. The third quarter and fourth quarter expense increased due to the one-time $3.0 million SAIF assessment and the $5.9 million acquisition charge, respectively. Acquisition and restructuring charges of $14.6 million relating to the Walden acquisition caused the substantial increase in the first quarter 1997. Beginning in the fourth quarter of 1996 and subsequent quarters, noninterest expense reflects additional personnel costs, occupancy, and equipment and furniture expense to support the operation of the twenty additional banking branches acquired in the Branch Purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

    This item has been omitted since the Company will have filed a Definitive Proxy Statement within 120 days after December 31, 1997, the close of its fiscal year. The information required by this item is incorporated by reference to such Proxy Statement.

ITEM 11. Executive Compensation

    This item has been omitted since the Company will have filed a Definitive Proxy Statement within 120 days after December 31, 1997, the close of its fiscal year. The information required by this item is incorporated by reference to such Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

    This item has been omitted since the Company will have filed a Definitive Proxy Statement within 120 days after December 31, 1997, the close of its fiscal year. The information required by this item is incorporated by reference to such Proxy Statement.

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive Officers and Directors are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, the Company believes that, during 1997, all such filing requirements applicable to its executive officers and directors were complied with by such individuals.

ITEM 13. Certain Relationships and Related Transactions

    This item has been omitted since the Company will have filed a Definitive Proxy Statement within 120 days after December 31, 1997, the close of its fiscal year. The information required by this item is incorporated by reference to such Proxy Statement.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

         3. Exhibits required to be filed by Item 501 of Regulation S-K and by Item 13(c)

                  (3)      Articles: By-Laws

                           3(a) Articles of Organization of the Company as amended to date. (Exhibit to Form 10-K for year ended December 31, 1996)**

                           3(b) By-laws of the Company as amended to date. (Exhibit to Form 10-K for year ended December 31, 1994)**

                  (4) Instruments defining the rights of security holders, including indentures:

                           4(a) Specimen of the Company's Common Stock Certificate. (Exhibit 4.1 to Registrant's Registration Statement No. 2-67787 on Form S-l.)**

                           4(b) Description of rights of the holders of the Company's Common Stock (Appearing on Page 64 of Registrant's Registration Statement No. 333-45809 on Form S-4).**


                           4(c) Rights Agreement, dated September 19, 1995, between UST Corp. and United States Trust Company, as Rights Agent. (Exhibit to Registrant's Form 8-A filed September 26,
                                    1995)**

                                    4(c)(i)  Certificate of Vote Establishing a
                                             Series of a Class of Stock.
                                             (Exhibit A to Rights Agreement
                                             between the Company and United
                                             States Trust Company, dated
                                             September 19, 1995 and filed as an
                                             Exhibit to Registrant's Form 8-A
                                             filed September 26, 1995.)**

                                    4(c)(ii) Form of Rights Certificate.
                                             (Exhibit B to Rights Agreement
                                             between the Company and United
                                             States Trust Company, dated
                                             September 19, 1995 and filed as an
                                             Exhibit to Registrant's Form 8-A
                                             filed September 26, 1995.)**

                                    4(c)(iii) Summary of Rights to Purchase
                                             Preferred Shares. (Exhibit C to
                                             Rights Agreement between the
                                             Company and United States Trust
                                             Company, dated September 19, 1995
                                             and filed as an Exhibit to
                                             Registrant's Form 8-A filed
                                             September 26, 1995.)**

                  (10)     Material Contracts

                           10(a)    Affiliation Agreement and Plan of
                                    Reorganization, dated as of August 12, 1997, between UST Corp. and Firestone Financial Corp. (Exhibit to Form 8-K filed on August 30, 1997)**

                           10(b)    Affiliation Agreement and Plan of
                                    Reorganization, dated as of December 9,
                                    1997, between UST Corp. and Somerset Savings
                                    Bank (Exhibit to Form 8-K filed on December
                                    16, 1997)**

                           10(c)    Affiliation Agreement and Plan of
                                    Reorganization, dated as of December 15, 1997, among UST Corp., Mosaic Corp. and Affiliated Community Bancorp, Inc. (Exhibit to Form 8-K filed on December 16, 1997)**

                           10(d) Deferred Compensation Program, as amended to June 16, 1992. (Exhibit to Form 10-K for year ended December 31, 1992)**

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

                                    10(f)(ii) Amendment dated February 18, 1997
                                             to the Pension Plan. (Exhibit to
                                             Form 10-K for year ended December
                                             31, 1996)**

                                    10(f)(iii) Amendment dated December 31,
                                              1997 to the Pension Plan.*

                           10(g) Executive Policy Committee Deferred Benefits Plan dated February 18, 1997. (Exhibit to Form 10-K for year ended December 31,
                                    1996)**

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

                                    10(i)(ii) Amendment dated December 31, 1996
                                             and effective as of January 1, 1997
                                             to Employee Savings Plan. (Exhibit
                                             to Form 10-K for year ended
                                             December 31, 1996)**

                                    10(i)(iii) Amendment dated June 30, 1997 to
                                             Employee Savings Plan.*

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

                           10(l) 1989 Directors Stock Option Plan (Exhibit to Form 10-K for year ended December 31,
                                    1989)**

                           10(m) 1995 Stock Option Plan for Non-Employee Directors. (Exhibit to Proxy
                                    Statement for Annual Meeting of Stockholders dated April 20, 1995)**

                                    10(m)(i) 1996 Stock Option Plan for
                                             Non-Employee Directors. (Exhibit to
                                             Proxy

                                    Statement for Annual Meeting of Stockholders dated April 19, 1996)**

                           10(n) Restated and amended Employment Agreement, dated as of November 21, 1995, between the Company and Neal F. Finnegan, President and Chief Executive Officer of the Company. (Exhibit to Form 10-K for year ended December 31, 1995)**

                                    10(n)(i) Amendment effective as of January
                                             1, 1997 to the Employment
                                             Agreement between the Company and
                                             Neal F. Finnegan, President and
                                             Chief Executive Officer of the
                                             Company. (Exhibit to Form 10-K for
                                             year ended December 31, 1996)**

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

                                    10(o)(ii) Restated Employment Agreement
                                             between UST Corp. and James K.
                                             Hunt, Executive Vice President,
                                             Chief Financial Officer and
                                             Treasurer of the Company (Exhibit
                                             to Form 10-K for year ended
                                             December 31, 1995)**

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

                                    10(o)(iv) Restated Employment Agreement
                                             between UST Corp. and Linda J.
                                             Lerner, Senior Vice President/Human
                                             Resources of the Company (Exhibit
                                             to Form 10-K for year ended
                                             December 31, 1995)**

                                    10(o)(v) Restated Employment Agreement
                                             between UST Corp. and Kenneth L.
                                             Sullivan, Senior Vice
                                             President/Operations of the
                                             Company. (Exhibit to Form 10-K for
                                             year ended December 31, 1995)**

                                    10(o)(vi) Restated Employment Agreement
                                             between UST Corp. and Katharine C.
                                             Armstrong, Executive Vice
                                             President/Commercial Lending of the
                                             Company. (Exhibit to Form 10-K for
                                             year ended December 31, 1995)**

                                    10(o)(vii) Employment Agreement between UST
                                             Corp. and Robert T. McAlear,
                                             Executive Vice President/ Banking
                                             Operations and Acquisition
                                             Integration of the Company.
                                             (Exhibit to Form 10-K for year
                                             ended December 31, 1995)**

                                    10(o)(viii) Employment Agreement between UST
                                             Corp. and Kathie S. Stevens,
                                             Executive Vice President, Senior
                                             Lending Officer of the Company.
                                             (Exhibit to Form 10-K for year
                                             ended December 31, 1995)**

                                    10(o)(ix) Amendments to Employment
                                             Agreements 10(o)(i) through
                                             10(o)(viii) dated as of December
                                             17, 1996. (Exhibit to Form 10-K for
                                             year ended December 31, 1996)**

                           10(p) Severance Pay Plan, effective January 1, 1995. (Exhibit to Form 10-K for year ended December 31, 1995)**

                           10(q) Senior Officer Severance Pay Plan, effective January 1, 1995. (Exhibit to Form 10-K for year ended December 31, 1995)**

                           10(r) Asset Management Employment Agreement by and among Employee/Principals of the Asset Management Division of the United States Trust Company and United States Trust Company and UST Corp., effective as of January 1, 1995:

                                    10(r)(i) Employment Agreement among UST
                                             Corp, USTC and Domenic Colasacco,
                                             President of USTC, a wholly-owned
                                             subsidiary of the Company. (Exhibit
                                             to Form 10-K for year ended
                                             December 31, 1995)**

                                    10(r)(ii) Employment Agreement among UST
                                             Corp., USTC and Robert A. Lincoln,
                                             Senior Vice President, Senior
                                             Portfolio Manager of USTC. (Exhibit
                                             to Form 10-K for year ended
                                             December 31, 1995)**

                                    10(r)(iii) Employment Agreement among UST
                                             Corp., USTC and Stephen K. Moody,
                                             Senior Vice President, Senior
                                             Portfolio Manager of USTC. (Exhibit
                                             to Form 10-K for year ended
                                             December 31, 1995)**

                                    10(r)(iv) Employment Agreement among UST
                                             Corp., USTC and Lucia B. Santini,
                                             Senior Vice President/Administrator
                                             of USTC. (Exhibit to Form 10-K for
                                             year ended December 31, 1995)**

                           10(s) Asset Management Unifying Agreement by and among Employee/Principals of the Asset Management Division of the United States Trust Company and United States Trust Company and UST Corp., effective as of January 1, 1995. (Exhibit to Form 10-K for year ended December 31, 1995)**

                                    10(s)(i) Amendment dated December 31, 1996
                                             to the Asset Management Unifying
                                             Agreement by and among
                                             Employee/Principals of the Asset
                                             Management Division of the United
                                             States Trust Company and United
                                             States Trust Company and UST Corp.,
                                             effective as of January 1, 1995.
                                             (Exhibit to Form 10-K for year
                                             ended December 31, 1996)**


                  (11)     Statement re: computation of per share earnings (See
                           Note 14 to the Notes to Consolidated Financial Statements.)*

                  (21)     Subsidiaries of the Registrant*

                  (23)     Consent of Arthur Andersen LLP*

                  (27.1) Article 9 Summary Financial Information for 12 months ended December 31, 1997*

                  (27.2) Article 9 Restated Summary Financial Information for 12 months ended December 31, 1996*

                  (27.3) Article 9 Restated Summary Financial Information for 12 months ended December 31, 1995*

        *   Filed herewith

        ** Filed as part of a previous Commission filing and incorporated herein by reference.

        (b)    Reports on Form 8-K

               A Current Report on Form 8-K was filed by the Company on December 16, 1997 related to the Affiliation Agreement and Plan of Reorganization, dated as of December 9, 1997, between UST Corp. and Somerset Savings Bank and the Affiliation Agreement and Plan of Reorganization, dated as of December 15, 1997, among UST Corp., Mosaic Corp. and Affiliated Community Bancorp, Inc.**

        (d)    Exhibits being filed

               See Exhibit Index

        (e) Financial Statement Schedules included in Financial Statements.


                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Corp.

   By /s/ NEAL F. FINNEGAN                            By /s/ JAMES K. HUNT
          Neal F. Finnegan                                   James K. Hunt
          President and Chief Executive Officer              Executive Vice President and Treasurer
          (Principal Executive Officer)                      (Principal Financial Officer and Principal
          Date: March 17, 1998                               Accounting Officer)
                                                             Date: March 17, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          By /s/ CHESTER G. ATKINS             By /s/ MICHAEL A. MILLER
          Chester G. Atkins, Director          Michael A. Miller, Director
          Date:  March 17, 1998                Date: March 17, 1998

          By /s/ DAVID  E. BRADBURY            By /s/ SYDNEY L. MILLER
          David E. Bradbury, Director          Sydney L. Miller, Director
          Date: March 17, 1998                 Date: March 17, 1998

          By /s/ ROBERT M. COARD               By /s/ VIKKI L. PRYOR
          Robert M. Coard, Director            Vikki L. Pryor, Director
          Date: March 17, 1998                 Date: March   , 1998

          By /s/ ROBERT L. CULVER              By /s/ GERALD M. RIDGE
          Robert L. Culver, Director           Gerald M. Ridge, Director
          Date: March 17, 1998                 Date: March 17, 1998

          By /s/ ALAN K. DERKAZARIAN           By /s/ WILLIAM SCHWARTZ
          Alan K. Derkazarian, Director        William Schwartz, Director
          Date: March 17, 1998                 Date: March 17, 1998

          By /s/ DONALD C. DOLBEN              By /s/ BARBARA C. SIDELL
          Donald C. Dolben, Director           Barbara C. Sidell, Director
          Date: March   , 1998                 Date: March 17, 1998

          By /s/ NEAL F. FINNEGAN              By /s/ JAMES V. SIDELL
          Neal F. Finnegan, Director           James V. Sidell, Director
          President and Chief Executive        Date: March 17, 1998
          Officer
          Date: March 17, 1998

          By /s/ EDWARD GUZOVSKY               By /s/ PAUL D. SLATER
          Edward Guzovsky, Director            Paul D. Slater, Director
          Date: March 17, 1998                 Date: March 17, 1998

                                               By /s/ EDWARD J. SULLIVAN
                                               Edward J. Sullivan, Director
                                               Date: March 17, 1998

          By /s/ WALLACE M. HASELTON           By /s/ G. ROBERT TOD
          Wallace M. Haselton, Director        G. Robert Tod, Director
          Date: March   , 1998                 Date: March 17, 1998

          By /s/ BRIAN W. HOTAREK              By /s/ MICHAEL J. VERROCHI
          Brian W. Hotarek, Director           Michael J. Verrochi, Director
          Date: March 17, 1998                 Date: March 17, 1998

          By /s/ FRANCIS X. MESSINA            By /s/ GORDON M. WEINER
          Francis X. Messina, Director         Gordon M. Weiner, Director
          Date: March 17, 1998                 Date: March 17, 1998