Form 10-K405/A
period 1997-12-31
UST CORP /MA/
filed 1998-04-13
CIK 316901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1

                                       TO


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



    UST Auto Lease Corp., a subsidiary of USTrust organized in 1997, provides automobile leasing services to consumers and corporations headquartered throughout New England. As of December 31, 1997, UST Auto Lease Corp.'s total assets were approximately $27 million.



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


          By /s/ ROBERT M. COARD               By
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


          By                                   By /s/ BARBARA C. SIDELL
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

          By                                   By /s/ G. ROBERT TOD
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