Form 10-Q
period 1998-03-31
UST CORP /MA/
filed 1998-05-15
CIK 316901

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At April 30, 1998, there were 29,878,628 shares of common stock outstanding, par value $.625 per share.

================================================================================

                                    UST CORP.

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I. FINANCIAL INFORMATION


        ITEM 1. Financial Statements

          Consolidated Balance Sheets -- March 31, 1998 and December 31, 1997                                          3

          Consolidated Statements of Income -- Three Months Ended March 31, 1998 and 1997                              4

          Consolidated Statements of Changes in Stockholders' Investment -- Three Months Ended
           March 31, 1998 and 1997                                                                                     5

          Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1998 and 1997                          6

          Notes to Consolidated Financial Statements                                                                   7

          ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations               11


PART II. OTHER INFORMATION

          ITEM 1. Legal Proceedings                                                                                   22

          ITEM 6. Exhibits and Reports on Form 8-K                                                                    22

          SIGNATURES                                                                                                  22

                                       2

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                    UST CORP.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           MARCH 31,      DECEMBER 31,
                                                                                             1998              1997
                                                                                           ---------       -----------
                                                                                          (unaudited)
                                     ASSETS
       Cash, due from banks and interest-bearing deposits.............................     $  101,914    $   95,702
       Federal funds sold and other short-term investments............................         28,821        67,851
       Securities available-for-sale:
         Mortgage-backed securities ..................................................        495,088       490,691
         U.S. Treasury and federal agencies and other securities......................        194,517       231,741
                                                                                           ----------       -------
                  Total securities available-for-sale.................................        689,605       722,432
       Loans:
         Loans -- net of unearned discount of $30,037 in 1998 and
           $29,053 in 1997 (Note 2)...................................................      2,893,189     2,835,982
         Reserve for possible loan losses (Note 2) ...................................        (54,060)      (52,230)
                                                                                           ----------        -------
                  Total loans, net....................................................      2,839,129     2,783,752

       Premises, furniture and equipment, net.........................................         63,947        64,407
       Intangible assets, net.........................................................         55,987        57,807
       Other property owned, net .....................................................          1,370         1,334
       Other assets...................................................................         54,082        44,973
                                                                                           ----------        ------
                  Total assets........................................................     $3,834,855    $3,838,258
                                                                                           ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
       Deposits:
          Noninterest-bearing.........................................................     $  657,672    $  708,399
          Interest-bearing:
             NOW......................................................................         56,391        43,116
             Money market.............................................................        678,470       660,641
             Regular savings..........................................................        703,330       675,087
             Time:
               Certificates of deposit over $100 thousand.............................        156,443       159,644
               Other..................................................................        705,772       731,328
                                                                                             --------       -------
                  Total deposits......................................................      2,958,078     2,978,215
       Short-term borrowings..........................................................        433,390       421,313
       Other borrowings...............................................................         41,289        49,338
       Other liabilities..............................................................         51,497        49,266
                                                                                              -------        ------
                  Total liabilities...................................................      3,484,254     3,498,132
       Commitments and contingencies (Note 3)
       Stockholders' investment (Note 4):
         Preferred stock $1 par value; Authorized -- 4,000,000 shares; Outstanding --
       none
         Common stock $.625 par value; Authorized -- 45,000,000 shares;
           Issued -- 29,817,577 and 29,762,224 shares in 1998 and 1997, respectively..         18,636        18,601
         Additional paid-in capital...................................................        118,767       117,236
         Retained earnings............................................................        210,633       201,355
         Accumulated other comprehensive income.......................................          2,326         2,245
         Deferred compensation and other..............................................            239           689
                                                                                                 ----           ---
                  Total stockholders' investment......................................        350,601       340,126
                                                                                             --------       -------
                  Total liabilities and stockholders' investment......................     $3,834,855    $3,838,258
                                                                                           ==========    ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED MARCH 31,

                                                                        1998             1997
                                                                        ----             ----

 Interest income:
                                                                       $ 62,421        $ 55,215
   Interest and fees on loans......................................

   Interest and dividends on securities:
     Taxable.......................................................      10,605          11,887
     Nontaxable....................................................         124             117
     Interest on federal funds sold and other short-term
     investments...................................................         966           1,006
                                                                       --------        --------
                  Total interest income............................      74,116          68,225
                                                                       --------        --------
   Interest expense:
     Interest on deposits..........................................      20,543          20,137
     Interest on borrowings........................................       5,945           6,848
                                                                       --------        --------
                  Total interest expense...........................      26,488          26,985
                                                                       --------        --------
     Net interest income...........................................      47,628          41,240
   Provision for possible loan losses (Note 2).....................         975
                                                                       --------        --------
     Net interest income after provision for possible loan losses..      46,653          41,240
                                                                       --------        --------

   Noninterest income:

     Asset management fees.........................................       3,728          3,157
     Deposit account service charges...............................       2,474          2,249
     Corporate services income, net................................       1,478          1,375
     Securities gains, net.........................................       1,441             11
     Gain on sale of loans.........................................                      1,804
     Other.........................................................       2,200          2,332
                                                                       --------       --------
                  Total noninterest income.........................      11,321         10,928
                                                                       --------       --------
   Noninterest expense:
     Salary and employee benefits..................................      19,279         18,381
     Occupancy, net................................................       3,421          3,370
     Equipment depreciation and maintenance........................       2,261          1,754
     Intangible asset amortization.................................       1,774          2,113
     Data processing services......................................       1,378          1,204
     Advertising and promotion.....................................       1,172          1,176
     Professional and consulting fees..............................         966          1,026
     Year 2000 readiness expense...................................         494
     Foreclosed asset and workout expense..........................         156            142
     Acquisition and merger-related expense........................          14          2,850
     Restructuring charges.........................................                     11,751
     Other.........................................................       6,242          5,443
                                                                       --------       --------
                   Total noninterest expense.......................      37,157         49,210
                                                                       --------       --------
   Income before income taxes......................................      20,817          2,958
     Income tax provision..........................................       7,961          2,054
                                                                       --------       --------
                   Net income......................................    $ 12,856          $ 904
                                                                       ========       ========

   Per share data (Note 4):
     Basic earnings per share...................................          $0.43          $0.03
     Diluted earnings per share.................................          $0.42          $0.03
     Cash dividends declared per share..........................          $0.12          $0.10



          The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             ACCUMULATED
                                                                     ADDITIONAL                 OTHER         DEFERRED
                                          COMPREHENSIVE   COMMON     PAID-IN     RETAINED   COMPREHENSIVE   COMPENSATION
                                          INCOME (LOSS)    STOCK     CAPITAL     EARNINGS    INCOME (LOSS)    AND OTHER     TOTAL
                                         --------------   -------    ----------  --------   --------------  ------------  --------
Balance December 31, 1996.................                $18,328    $111,158    $181,645      $(2,576)        $466       $309,021

Comprehensive income (loss) (Note 6):
  Net income..............................    $   904                                 904                                      904
  Other comprehensive income (loss):
     Unrealized  securities losses,
      net of $3,328 tax benefit...........     (4,679)
     Less: Reclassification adjustment
      for securities gains included
      in net income, net of $5 tax
      expense.............................          6
                                              -------
        Total other comprehensive  loss...     (4,685)                                          (4,685)                     (4,685)
                                              -------
        Total comprehensive  loss.........    $(3,781)
                                              =======

Cash dividends declared...................                                         (2,841)                                  (2,841)

Activity  related to stock  option, restricted
  stock and stock purchase plans..........                    164       2,119                                                2,283

Activity in Directors Deferred
  Compensation  Program  and other, net...                                                                     (437)          (437)
                                                          -------    --------    --------      --------        ----       --------
Balance March 31, 1997....................                $18,492    $113,277    $179,708      $(7,261)        $ 29       $304,245
                                                          =======    ========    ========      ========        ====       ========


Balance December 31, 1997.................                $18,601    $117,236    $201,355       $2,245         $689       $340,126

Comprehensive income (Note 6):
  Net income..............................    $12,856                              12,856                                   12,856
  Other comprehensive income:
     Unrealized securities gains,
      net of $655 tax expense.............        924
     Less: Reclassification adjustment for
      securities gains included in net
      income, net of $598 tax expense.....        843
                                              -------
        Total other comprehensive income           81                                               81                          81
                                              -------
        Total comprehensive income........    $12,937
                                              =======

Cash dividends declared...................                                         (3,578)                                  (3,578)

Activity  related to stock  option, restricted
  stock and stock purchase plans..........                     35       1,531                                                1,566

Activity in Directors Deferred
  Compensation Program and other, net.....                                                                     (450)          (450)
                                                          -------    --------    --------       ------         ----       --------
Balance March 31, 1998...........                         $18,636    $118,767    $210,633       $2,326         $239       $350,601
                                                          =======    ========    ========       ======         ====       ========

          The accompanying notes are an integral part of these consolidated financial statements.

                                   UST Corp.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                ----------------------------

                                                                                                    1998              1997
                                                                                                    ----              ----
Cash flows from operating activities:
  Net income .............................................................................       $ 12,856         $    904

  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses....................................................            975
    Depreciation and amortization.........................................................          3,815            4,071
    Accretion of securities discount, net.................................................           (270)             (22)
    Securities gains, net.................................................................         (1,441)             (11)
    Gain on sale of other property owned, net..........................................                            (160)
    Gain on sale of loans held-for-sale...................................................                          (1,804)
    Writedowns of fixed assets............................................................            658            1,255
    Deferred income tax benefit...........................................................         (1,294)

    Net change in other assets and other liabilities......................................         (4,842)         (17,818)
                                                                                                 --------         --------
          Net cash provided (used) by operating activities................................         10,457          (13,585)
Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale....................................        102,502           90,890
  Proceeds from maturities of securities available-for-sale...............................         35,139           61,632
  Purchases of securities available-for-sale..............................................       (102,933)         (75,984)
  Net decrease in federal funds sold and other............................................         39,030           74,608
  Net increase in loans...................................................................        (57,808)         (19,847)
  Proceeds from other property owned......................................................          1,419            1,374
  Proceeds from loans held-for-sale                                                                                 14,250

  Proceeds from sale of fixed assets .....................................................             40

  Purchases of premises and equipment ....................................................         (2,279)          (7,789)
                                                                                                 --------         --------

          Net cash provided by investing activities.......................................         15,110          139,134
Cash flows from financing activities:
  Net increase (decrease) in nontime deposits.............................................          8,620          (44,742)
  Net decrease in certificates of deposit.................................................        (28,757)         (22,891)
  Net increase (decrease) increase in short-term and other borrowings.....................          4,028          (56,890)
  Cash dividends paid.....................................................................         (3,570)          (2,294)
  Issuance of common stock for cash, net..................................................            324            1,800
                                                                                                 --------         --------
          Net cash used by financing activities...........................................        (19,355)        (125,017)
                                                                                                 --------         --------
  Increase in cash and cash equivalents...................................................          6,212              532
  Cash and cash equivalents at beginning of year..........................................         95,702          140,263
                                                                                                 --------         --------
  Cash and cash equivalents at end of period..............................................       $101,914         $140,795
                                                                                                 ========         ========
Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest..............................................................................       $ 25,854         $ 25,689
                                                                                                 ========         ========
    Income taxes..........................................................................       $ 11,450         $  3,478
                                                                                                 ========         ========
Noncash transactions:
  Transfers from securities held-to-maturity to available-for-sale........................                        $145,564
                                                                                                                  ========
  Transfers from loans to other property owned............................................       $  2,400         $  1,564
                                                                                                 ========         ========
  Common stock issuance...................................................................       $  1,242         $    483
                                                                                                 ========         ========


        The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

     The consolidated financial statements of UST Corp. and its subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. All applicable prior period amounts included in this Form 10-Q have been restated to reflect the October 1997 acquisition of Firestone Financial Corp. as a pooling of interests. Refer to Note 5 for a further discussion of acquisitions. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain prior period amounts have been reclassified to reflect current reporting classifications.

     The results of operations for three months ended March 31, 1998 and 1997 are not necessarily indicative of the results of operations for the full year or any other interim period.

(2) RESERVE FOR POSSIBLE LOAN LOSSES

     Analysis of the reserve for possible loan losses for the three months ended March 31, 1998 and 1997 is as follows:


                                                          1998          1997
                                                          ----          ----
                                                         (DOLLARS IN THOUSANDS)

     Balance at beginning of period................      $52,230       $51,984

     Chargeoffs....................................        2,397           860
     Recoveries on loans previously charged-off....        3,252           811
                                                         -------       -------
     Net (recoveries) chargeoffs...................         (855)           49

     Provision for possible loan losses ...........          975
                                                         -------       -------
     Balance at end of period......................      $54,060       $51,935
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

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) COMMITMENTS AND CONTINGENCIES

     At March 31, 1998, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                  CONTRACT OR NOTIONAL AMOUNT
                                                  ---------------------------
                                                     (DOLLARS IN THOUSANDS)

Commitments to extend credit..................             $966,000


Standby letters of credit and financial
   guarantees written.........................               69,000

Commitments to purchase when issued securities               25,000

Loans sold with recourse......................               13,000

Commercial letters of credit..................                6,000

Foreign exchange contracts....................                4,000


(4) EARNINGS PER SHARE CALCULATION

     The Company computes earnings per share in accordance with SFAS No. 128. This Statement supersedes APB No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaced the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB No. 15, for all entities with complex capital structures. This Statement was effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented, including quarterly information. The Company's common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Basic and Diluted EPS computations for the three months ended March 31, 1998 and 1997 are as follows:

                                                                    1998                    1997
                                                                    ----                    ----

                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Basic earnings per share computation:
   Numerator:
      Net Income.....................................           $   12,856                $      904
   Denominator:
Weighted average shares outstanding..................           29,800,873                29,442,905
Basic earnings per share.............................           $     0.43                $     0.03


Diluted earnings per share computation:
   Numerator:
      Net income.....................................           $   12,856                $      904

   Denominator:
      Weighted average shares outstanding............           29,800,873                29,442,905
      Dilutive stock options.........................              568,975                   433,825
                                                                   -------                   -------
Weighted average diluted shares outstanding..........           30,369,848                29,876,730
                                                                ==========                ==========
Diluted earnings per share...........................           $     0.42                $     0.03


                                       8

                                    UST Corp.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) ACQUISITIONS

     Walden Bancorp, Inc.

     On January 3, 1997, the Company completed its acquisition of Walden Bancorp, Inc. ("Walden"), a $1.0 billion multi-bank holding company headquartered in Acton, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1.9 shares of the Company's common stock for each share of Walden common stock. The Company's outstanding stock increased by 10,125,540 shares to a total of 28,144,163 shares on the date of acquisition. Based on the closing price of the Company's stock as of January 3, 1997, the market value of the shares exchanged totaled $207 million. Walden's two subsidiary banks, The Braintree Savings Bank and The Co-operative Bank of Concord operated a total of seventeen branches located in the Massachusetts counties of Middlesex, Norfolk and Plymouth. The Co-operative Bank of Concord and The Braintree Savings Bank were merged into USTrust during the second quarter of 1997. In the first quarter of 1997 the Company recognized a nondeductible charge of $2.9 million in nonrecurring acquisition and merger-related expense and a pre-tax $11.8 million restructuring charge associated with the transaction.

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

     Somerset Savings Bank--Pending

     On December 10, 1997, the Company announced the execution of a definitive agreement to acquire Somerset Savings Bank ("Somerset"), a $533 million bank headquartered in Somerville, Massachusetts. The transaction is expected to close during the second or third quarter of 1998, and is structured to qualify as a tax-free exchange and as a pooling of interests for accounting purposes. The agreement provides for the issuance of 0.19 shares of the Company's common stock for each share of Somerset common stock. Based on the closing price of the Company's stock as of December 9, 1997, the transaction would be valued at approximately $94 million. The agreement is subject to the approval of Somerset shareholders as well as federal and state regulatory authorities. The Company expects an estimated one-time charge of $5.3 million ($7.5 million pre-tax) in 1998 for acquisition-related costs.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) ACQUISITIONS (CONT'D.)

     Affiliated Community Bancorp, Inc.--Pending

     On December 15, 1997, the Company announced the execution of a definitive agreement to acquire Affiliated Community Bancorp, Inc. ("Affiliated"), a $1.1 billion bank holding company headquartered in Waltham, Massachusetts. The transaction is expected to close during the second or third quarter of 1998, and is structured to qualify as a tax-free exchange and as a pooling of interests for accounting purposes. The agreement provides for the issuance of 1.41 shares of the Company's common stock for each share of Affiliated common stock. Based on the closing price of the Company's stock as of December 12, 1997, the transaction would be valued at approximately $259 million. The agreement is subject to the approval of the shareholders of the Company and Affiliated as well as federal and state bank regulatory authorities. The Company expects an estimated one-time charge of $8.7 million ($12.0 million pre-tax) in 1998 for acquisition-related costs.

(6) COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in stockholders' investment during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen, as allowed by SFAS No. 130, to disclose Comprehensive Income, which encompasses net income and unrealized gains or losses on securities available-for- sale, in the Consolidated Statements of Changes in Stockholders' Investment. Prior years have been restated to conform to SFAS No. 130 requirements.The impact of this Statement on net income for the three months ended March 31,1997 was to change reported net income of $904 thousand to total comprehensive net loss of $3.8 million. The impact on net income for the three months ended March 31,1998 was insignificant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information. Please refer to "Cautionary Statement Regarding Forward-looking Information" of this Form 10-Q for a further discussion. All applicable prior period financial data included in this discussion has been restated to reflect the 1997 acquisition of Firestone Financial Corp. ("Firestone") as a pooling of interests.

HIGHLIGHTS

     Net income for the quarter ended March 31, 1998 was $12.9 million, or $0.42 per diluted share, compared with $904 thousand, or $0.03 per diluted share, for the same period last year. The 1997 quarter included a nonrecurring charge of $2.9 million for certain nondeductible merger-related expenses and a pre-tax charge of $11.8 million for restructuring charges associated with the acquisition of Walden Bancorp, Inc. ("Walden"). Excluding merger and restructuring charges, net income increased 22 percent from $10.5 million, or $0.35 per share in the 1997 quarter to the $12.9 million, or $0.42 per diluted share this year. The increase was driven by a stronger net interest margin this year and, to a lesser degree, by improvement in fee-based revenues. Included in noninterest income was $1.4 million in realized securities gains in 1998 and $1.8 million in gains from the sale of loans in 1997. The provision for possible loan losses was $975 thousand this year, while there was no provision recorded in the first quarter of last year. This quarter's provision compares with the previous quarter's provision of $300 thousand. The increased provision reflects, in part, the purchase of an $80 million commercial loan portfolio during the first quarter of this year.

     Return on average equity and average assets were 14.98 percent and 1.38 percent, respectively, comparatively higher than the 1.19 percent and 0.10 percent earned in the same quarter last year which included the aforementioned merger and restructuring charges. Excluding such nonrecurring charges, the 1997 quarter's return on average equity and average assets would have been 13.85 percent and 1.18 percent, respectively.

NET INTEREST INCOME ANALYSIS

     Net interest income on a fully taxable equivalent basis was $47.8 million for the three months ended March 31, 1998 compared with $41.4 million for the same period a year ago. The increase in net interest income was largely the result of loan growth, increased interest income recoveries on former nonaccrual loans, and favorable changes in deposit mix.

     Average loan volume increased 12 percent, or $299 million, from the same quarter last year to $2.809 billion. As exhibited in the table below, loan growth was the largest contributor to the improvement in net interest income, a $6.6 million volume-related interest income increase. Average securities decreased $114 million to $688 million reflecting the restructuring and sale of securities from the portfolio throughout all four quarters of 1997. Average savings deposits, a low-cost funding source, increased $8 million, or slightly above the same quarter a year ago while higher-cost average time certificates of deposit decreased $27 million. The decrease in time deposits, coupled with reduced volume of borrowings, resulted in a reduction in volume-related interest expense for the quarter. Much of the funding for the loan growth was provided through an increase in average noninterest-bearing deposits of $145 million from the same quarter last year. The effect on net interest income from changes in volume of interest-earning assets and interest-bearing liabilities was an increase of $5.6 million for the three months ended March 31, 1998.

     Yield on loans increased 8 basis points to 9.02 percent from last year. The improvement, which occurred during a period of relatively stable interest rates, was the combination of an increase of approximately $900 thousand in interest income recoveries on former nonaccrual loans, and the effect of a decline in residential loans replaced with higher yielding indirect automobile loans, partially offset by the effect of external pressure on pricing of new commercial loans. Yield on securities improved 26 basis points to 6.36 percent, the direct benefit of 1997's portfolio restructuring and sale of lower-yielding securities. Yield on total interest-earning assets was 8.45 percent compared to 8.20 percent. The average cost of funds was flat with a year ago at 3.93 percent. The effect of an increased average savings deposit cost, principally higher money market rates, was mostly offset with lower short-term borrowing rates. The net effect of rate changes on net interest income for the three months ended March 31, 1998 compared to the same period last year, was an increase of $796 thousand.

     As a result of the favorable change in earning asset mix from loan growth, securities yield improvement, increased income recoveries, a more favorable deposit mix, the interest rate margin and spread improved from 4.96 percent and
4.27 percent, respectively, to 5.44 percent and 4.52 percent, respectively, this year.

     The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1998 when compared with the three months ended March 31, 1997. Changes attributable to both rate and volume are allocated on a weighted basis.


                                              THREE MONTHS ENDED MARCH 31,
                                                 1998 COMPARED WITH 1997
                                          INCREASE (DECREASE) DUE TO CHANGE IN:
                                          -------------------------------------
                                           AVERAGE        AVERAGE
                                           VOLUME           RATE           TOTAL
                                           -------        -------          -----
                                                 (DOLLARS IN THOUSANDS)

Interest income:
  Interest and fees on loans*......       $ 6,648        $   525         $7,173

  Interest and dividends on securities:
        Taxable....................        (1,780)           498         (1,282)

        Nontaxable*................            14             (3)            11
  Interest on federal funds sold and other   (109)            69            (40)
                                          -------        -------        -------
        Total interest income*.....         4,773          1,089          5,862
                                          -------        -------        -------
Interest expense:
  Interest on regular savings, NOW and
    money market deposits..........            49            624            673
  Interest on time deposits........          (361)            94           (267)
  Interest on borrowings...........          (478)          (425)          (903)
                                          -------        -------        -------
        Total interest expense.....          (790)           293           (497)
                                          -------        -------        -------
Net interest income................       $ 5,563        $   796        $ 6,359
                                          =======        =======        =======
-------------

* Fully taxable equivalent at the federal income tax rate of 35 percent, and includes applicable state taxes, net of federal benefit. The tax equivalent adjustments were $66 thousand on loans and $60 thousand on nontaxable securities for the three months ended March 31, 1998.

NONINTEREST INCOME

     Total noninterest income was $11.3 million, $393 thousand higher than a year ago. Included in 1998 noninterest income was a $1.4 million realized securities gain on the sale of equity investments held by a venture capital subsidiary. Asset management fees, the largest source of noninterest income, increased 18 percent, or $571 thousand, to $3.7 million this year. Also higher was deposit account service charges due to the increased deposit volume and corporate services income due to business growth. The 1997 quarter included a $1.8 million gain on the sale of loans.

NONINTEREST EXPENSE

     Total noninterest expense was $37.2 million for the three months ended March 31, 1998, $12.1 million lower than the same quarter last year. The large decrease reflects last year's $2.9 million in acquisition and merger-related expenses and $11.8 million for restructuring charges associated with the acquisition of Walden. The Company expects to record one-time, pre-tax charges totaling $19.5 million in connection with its pending acquisitions of Somerset Savings Bank and Affiliated Community Bancorp, Inc. upon consummation of these transactions. Refer to Note 5 to the Notes to Consolidated Financial Statements for a further discussion of acquisitions.

     Salary and employee benefits were up 5 percent, or $898 thousand, this year while equipment expense increased 29 percent, or $507 thousand, reflective of the Company's investment in computer hardware and software. This quarter also included $494 thousand in Year 2000 readiness expense. Refer to "Year 2000" below for a further discussion. Included in noninterest expense this quarter was a $658 thousand writedown to market value of bank-owned real estate expected to be sold during the second quarter.

Year 2000

     In 1997 the Company assembled a project team of senior officers and outside consultants to assess the impact of the so-called Year 2000 problem on its information systems and certain information systems of its customers, vendors and other parties that service or otherwise interact with the Company. The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily (but not exclusively), computer software programs, to recognize properly and process date-sensitive information as the Year 2000 approaches. Data processing for the Company's major operating systems (loans and deposits) is conducted in-house using programs developed primarily by third-party vendors. Inventory and Year 2000 readiness assessment of all systems and applications have been completed and all third-party vendors who provided applications to the Company have been contacted. Efforts to bring the major operating systems, and certain outsourced applications, into compliance with Year 2000 requirements will be accomplished through the installation of updated or replacement programs developed by third parties.

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

     The Company concluded earlier this year that sufficient progress against planning objectives had not been achieved. Accordingly, the Board of Directors of the Company has instructed management to accelerate the pace of achieving the milestones listed in the project plan and to add such additional milestone, assessments, documentation procedures and take such further steps and actions as may be necessary to attain Year 2000 readiness. The Board specifically directed management to modify the Company's Year 2000 compliance process to address the following items: (i) include more specific milestones and target dates in the project plan; (ii) complete an inventory and assessment of hardware at both the Company's data processing center and its back-up location; (iii) complete the project planning phase for resolution of Year 2000 problems; (iv) formulate contingency plans covering both the hypothetical failure of a critical information system and the hypothetical failure of a key outside servicer to make its product Year 2000 compliant; (v) develop more detailed testing plans for Year 2000 compliance; (vi) formalize documentation procedures for Year 2000 compliance; (vii) accelerate efforts to address credit risks associated with Year 2000 issues of the Company's customers; (viii) develop procedures to address customers' Year 2000 inquiries concerning the Company; and (ix) such other matters as management of the Company deems appropriate. Moreover, the Board of Directors has directed management of the Company to dedicate the human and financial resources needed to address Year 2000 compliance to take those steps needed to assure that conversion issues involving pending acquisitions and new application installations will not be detrimental to (or in any way diminish) the Company's Year 2000 readiness. In March 1998, the Company retained the services of Arthur Andersen LLP and certain additional outside advisors and programmers to augment the Company's effort in addressing its Year 2000 compliance.

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

INCOME TAXES

     The Company recorded income taxes of $8.0 million compared with $2.1 million for the same quarter last year. The increase reflects the higher level of pre-tax income. The effective tax rate for the quarter was 38 percent compared with 69 percent a year ago. The 1997 effective rate reflects the effect of $2.9 million of merger-related charges included in noninterest expense that were not deductible for tax purposes. Excluding these nondeductible expenses, the 1997 effective tax rate would have approximated 35 percent, lower than the 38 percent this year as the marginal effect on taxable income of tax-exempt and tax-preference items was reduced in 1998 due to the higher level of pre-tax income. Late in the first quarter of this year, $369 million of commercial real estate loans were transferred from USTrust to a wholly-owned real estate investment trust ("REIT") subsidiary of USTrust. Income earned by a REIT is taxed at a lower state rate which is expected to have a favorable impact on the Company's tax provisions and effective tax rate in future periods.

     Included in other assets as of March 31, 1998 was a deferred tax asset of approximately $16.2 million. The Company believes that it is more likely than not that the benefit of this deferred asset will be realized in future periods.

ASSETS

     Total assets at March 31, 1998 were $3.835 billion, a slight decrease of $3 million since the beginning of the year. Loan growth of $57 million to $2.893 billion was partially offset by a $33 million decrease in securities and a lower balance of federal funds sold.

       The following table presents the composition of the loan portfolio:


                                           MARCH 31,        December 31,         MARCH 31,
                                             1998               1997               1997
                                           ---------        ------------         ---------
                                                      (DOLLARS IN THOUSANDS)

Commercial and financial ..............  $1,077,033         $1,023,783         $  890,229

Commercial real estate:
  Construction ........................      39,773             41,834             30,895

  Developer, investor and land ........     226,057            236,263            317,050

Commercial lease financing ............      58,965             56,260             49,575

Consumer:
  Residential mortgage ................     632,780            697,874            779,464

  Home equity .........................     106,433            111,151            108,820

  Indirect automobile installment .....     672,778            605,486            336,672

  Other consumer ......................      38,548             37,048             41,280

  Indirect automobile lease financing .      40,822             26,283
                                         ----------         ----------         ----------
        Total loans ...................  $2,893,189         $2,835,982         $2,553,985
                                         ==========         ==========         ==========



     The Company's commercial loan portfolios listed above totaled $1.343 billion at March 31, 1998, reflecting a net increase of $41 million since year end and $105 million from a year ago. The increase in commercial loans was the result of the purchase of an $80 million commercial loan portfolio during the quarter.

     Residential loans decreased $65 million during the first three months to $633 million due to high levels of prepayment and normal amortization. The currently low interest rate environment has accelerated the prepayment rates in this portfolio and is expected to continue in the near term.

     The indirect automobile loan portfolio grew 11 percent, or $67 million, in the first three months of this year to $673 million. In comparison with a year ago, the portfolio grew 100 percent, or $336 million, due to the exiting of some larger competitors from the market during the latter half of 1997. Management expects growth in this portfolio to be at a more moderate pace in 1998. These loans are subjected to the Company's credit quality standards and are not what is referred to in the industry as "subprime" automobile loans.

       In 1997, the Company made available indirect automobile lease financing through existing client automobile dealers. This portfolio totaled $41 million at March 31, 1998, reflecting an increase of 55 percent, or $15 million, since year end.

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

     At March 31, 1998, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $379 million, or 10 percent of total assets.

     The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term and other borrowings. Total deposits decreased $20 million since year-end 1997 to $2.958 billion. Noninterest-bearing deposits decreased $51 million following the seasonal build-up of balances by commercial customers at year end. Savings deposits increased $59 million while certificates of deposit decreased $29 million. Short-term and other borrowings, which consist principally of securities sold under agreement to repurchase and borrowings from the Federal Home Loan Bank, increased $4 million to $475 million.

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents increased $6 million during the three-month period ended March 31, 1998. Cash provided by operations resulted largely from net income earned during the period. Cash provided by investing activities was due to an excess of sales and maturities of securities and a decrease in federal funds sold over securities purchases and net new loan fundings. Net cash used by financing activities was primarily due to decreases in certificates of deposit.

     At March 31, 1998, the parent Company had $7 million in cash and $4 million in certificates of deposit compared with $6 million in cash and $4 million in repurchase agreements at year end. The increase in excess funds was primarily due to $4 million in cash dividend payments received from subsidiaries net of $3 million in dividends paid to stockholders.

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

     The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate or the London Interbank Offered Rate ("LIBOR"). The following table summarizes the Company's GAP position at March 31, 1998. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for noninterest-bearing deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At March 31, 1998, the one-year cumulative GAP position was positive at $81 million, or 2 percent of total assets.


                                                                       INTEREST SENSITIVE PERIODS
                                              --------------------------------------------------------------------------
                                              0-30 DAYS      31-90 DAYS       91-365 DAYS      OVER 1 YEAR        TOTAL
                                              ---------      ----------       -----------      -----------        -----
                                                                          (DOLLARS IN MILLIONS)
Loans, net of reserve...................       $ 1,008          $165             $ 469            $1,197         $ 2,839

Federal funds sold and other............            28                                                                28
Securities..............................            43            63               102               482             690

Other assets............................                                                             278             278
                                               -------          ----             -----            ------         -------
       Total assets.....................       $ 1,079          $228             $ 571            $1,957         $ 3,835
                                               -------          ----             -----            ------         =======

Interest-bearing deposits...............       $   616          $134             $ 443            $1,107         $ 2,300
Borrowed funds..........................           434            13                18                10             475
Noninterest-bearing deposits............           130                                               528             658
Other liabilities and stockholders' equity           9                                               393             402
                                               -------          ----             -----            ------         -------
       Total liabilities and equity.....       $ 1,189          $147             $ 461            $2,038         $ 3,835
                                               -------          ----             -----            ------         =======

GAP for period..........................       $  (110)         $ 81             $ 110            $  (81)
                                               =======          ----             -----            ------
Cumulative GAP..........................                        $(29)            $  81            $    0
                                                                ====             =====            ======

As a percent of total assets............         (2.87%)       (0.76%)            2.11%



     The Company also uses simulation analysis to measure the exposure of net interest income to changes in interest rates ("market rate risk") over a relatively short (i.e., 12 month) time horizon. Simulation analysis involves projecting future interest income and expense from the Company's assets, liabilities, and off-balance sheet positions under various scenarios. There was no material change in the Company's estimated exposure from market rate risk since year-end 1997. Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for a further discussion.

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

     At March 31, 1998, substandard loans were $27.6 million compared with $36.0 million at December 31, 1997. Loans reported as substandard include loans classified as Substandard or Doubtful as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include nonaccruals, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

     At March 31, 1998, approximately 58 percent of loans classified as Substandard or Doubtful were collateralized by real estate, and the remainder were collateralized by accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 33 percent were collateralized by owner-occupied commercial properties, approximately 56 percent were collateralized by commercial real estate, and approximately 10 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.

     The following table displays the Company's total nonperforming assets and measures performance regarding certain key indicators of asset quality:


                                                  MARCH 31,        December 31,       March 31,
                                                    1998              1997              1997
                                                    ----              ----              ----
                                                            (DOLLARS IN THOUSANDS)
Nonperforming assets:
   Nonaccrual loans ..........................     $24,640           $25,518           $26,867

   Accruing loans 90 days or more past due ...       1,192             1,069               580

   Other property owned (OPO), net* ..........       1,370             1,334             1,959

   Restructured loans ........................                                             754
                                                   -------           -------           -------
Total nonperforming assets ...................     $27,202           $27,921           $30,160
                                                   =======           =======           =======


Reserve for possible loan losses .............     $54,060           $52,230           $51,935

Net (recoveries) chargeoffs for the quarter ..        (855)              654                49

OPO reserve ..................................         154               623               320


Ratios:
   Reserve to nonaccrual loans ...............       219.4%            204.7%            193.3%

   Reserve to total of nonaccrual loans, accruing
     loans 90 days or more past due, and
     restructured loans ......................       209.3%            196.4%            184.2%

   Reserve to period-end loans ...............         1.9%              1.8%              2.0%

   Nonaccrual loans and accruing loans over
     90 days past due to period-end loans ....         0.9%              0.9%              1.1%

   Nonperforming assets to period-end
     loans and OPO ...........................         0.9%              1.0%              1.2%

   Annualized net (recoveries) chargeoffs
     to average loans ........................        (0.1%)             0.1%               nil

   OPO reserve to OPO ........................        10.1%             31.8%             14.0%

------------

   * Included in other property owned ("OPO") are other real estate, automobiles and equipment acquired through foreclosure or in settlement of loans.

     As shown in the table above, total nonperforming assets were $27.2 million, little change from the $27.9 million at year end. Nonaccrual loans remain at a level appropriate to the size of the loan portfolio, while other nonperforming assets remain at low levels. The net recoveries of $855 thousand and provision for possible loan losses this quarter resulted in a reserve which increased to $54.1 million. The reserve to nonaccrual loan ratio increased to 219 percent while reserve to total loans increased to 1.9 percent at March 31, 1998.

     The Company's consumer loan delinquency rates (greater than 30 days past due including nonaccruals) continue to remain at favorable levels. The delinquency rate for the indirect automobile loans, the largest component of the Company's consumer loan portfolio excluding residential mortgage loans, was 2.73 percent at March 31, 1998 favorably lower than the 3.20 percent at December 31, 1997. The Company anticipates that the current high growth rate experience in the indirect automobile loan portfolio will subside in future periods as well as experience seasonal fluctuations. This factor, combined with the eventual maturity of the existing portfolio, may result in an increase in the delinquency rate and subsequent level of chargeoffs in future periods.

     At March 31, 1998, total impaired loans were $14.9 million, comprised of $1.9 million that required a reserve for possible loan losses of $1.1 million and $13.0 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") are commercial and commercial real estate loans recognized by the Company as nonaccrual and restructured.

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

     No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses to each category of loans is presented below:


                                                MARCH 31,       DECEMBER 31,        MARCH 31,
                                                   1998              1997             1997
                                                --------        ------------        ---------
Reserve for possible loan losses allocation
  to loans outstanding:
   Commercial and financial .................   $ 19,652          $19,449          $ 18,769
   Commercial real estate:
      Construction ..........................        614              747               622
      Developer, investor and land ..........      2,452            3,057             5,215
   Commercial lease financing ...............      1,138              974               628
   Consumer* ................................     20,949           20,745            15,737
   Unallocated ..............................      9,255            7,258            10,964
                                                --------         --------          --------
      Total loan loss reserve                   $ 54,060         $ 52,230          $ 51,935
                                                ========         ========          ========

----------

   * Consumer loans include indirect automobile installment loans and leases, residential mortgages, home equity lines of credit, credit cards, check credit and other consumer loans.

     The reserve for possible loan losses was $54.1 million at March 31, 1998, an increase of approximately $2 million since December 1997 and March 1997. The increase from year end was the result of net recoveries of $855 thousand and a provision to the reserve of $975 thousand. The unallocated portion of the reserve was 17 percent at March 31, 1998 compared with 14 percent at year end reflecting the quarter's provision and net recoveries.The 33 percent increase in reserve for consumer loans from a year ago was consistent with the strong growth in the consumer indirect automobile portfolio. The decline in the reserve allocated to commercial real estate loans is consistent with the decrease in volume in these loans.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1998, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements.

     The actual capital amounts and ratios of the Company and its banking subsidiaries as of March 31, 1998 are presented in the following summary:


                                                        AMOUNT                                          PERCENT
                                      -------------------------------------------       --------------------------------------------
                                                     ADEQUATELY          WELL                           ADEQUATELY          WELL
                                                     CAPITALIZED      CAPITALIZED                      CAPITALIZED      CAPITALIZED
                                      ACTUAL          MINIMUMS         MINIMUMS          ACTUAL          MINIMUMS         MINIMUMS
                                      ------          --------         --------          ------          --------         --------
                                                                         (DOLLARS IN MILLIONS)
UST Corp. Consolidated:
  Tier 1 leverage capital.....        $293.1           $ 148.3            N/A           7.90%             4.00%             N/A
  Tier 1 capital..............         293.1             128.7            N/A           9.11%             4.00%             N/A
  Total (Tier 1 and Tier 2) capital    333.3             256.2            N/A          10.41%             8.00%             N/A

USTrust:
  Tier 1 leverage capital.....         275.3             147.7          $ 184.6         7.46%             4.00%            5.00%
  Tier 1 capital..............         275.3             128.0            192.0         8.60%             4.00%            6.00%
  Total (Tier 1 and Tier 2) capital    315.3             255.0            318.7         9.89%             8.00%           10.00%

United States Trust Company:
  Tier 1 leverage capital.....           4.0                .8              1.0        19.40%             4.00%            5.00%
  Tier 1 capital..............           4.0                .4               .7        35.77%             4.00%            6.00%
  Total (Tier 1 and Tier 2) capital      4.0                .9              1.1        35.84%             8.00%           10.00%


     On March 17, 1998, a regular quarterly dividend to stockholders was declared of $0.12 per share for a total of $3.6 million payable on April 24, 1998. This quarter's dividend declaration was consistent with the previous quarter and above the $0.10 per share declared for the same quarter a year ago.

RECENT ACCOUNTING DEVELOPMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." Refer to Note 6 to the Notes to Consolidated Financial Statements for a further discussion.

     In June 1997, FASB also issued Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement changes the way public companies report segment information in annual financial statements and requires public companies to report selected segment information in interim financial reports to shareholders. Under the Statement's "management approach," public companies are to report financial and descriptive information about their operating segments. Operating segments are components of an enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments and assess segment performance. This Statement is effective for fiscal years beginning after December 15, 1997; however, it is not required to be applied for interim reporting in the initial year of application. These disclosure requirements will have no material impact on the Company's financial position or results of operations.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement does not change the recognition or measurement associated with pension or postretirement plans. It standardizes certain disclosures, requires additional information about changes in the benefit obligations and about change in the fair value of plan assets to facilitate analysis, and it eliminates certain disclosures that were not deemed useful. This Statement is effective for financial statements issued for periods beginning after December 15, 1997. These disclosure requirements will have no material impact on the Company's financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The preceding Management's discussion and Notes to Consolidated Financial Statements of this Form 10-Q contain certain forward-looking statements, including without limitation statements regarding (i) rates of loan growth and amortization; (ii) the rate of delinquencies and amounts of chargeoffs; (iii) the level of reserve for possible loan losses; (iv) the amount and timing of acquisition and restructuring charges related to the Somerset and Affiliated transactions; (v) the Company's ability to minimize any detrimental effects of the Year 2000 problem and associated expense; and (vi) utilization of deferred tax assets. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company and estimates of the effects of its acquisition activities. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations. Risk factors that could impact current and future performance include but are not limited to:
(i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, which could further accentuate credit-related losses and expenses; (iii) adverse changes in the local real estate market can also negatively affect credit risk as most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral; (iv) the consequences of continued bank acquisitions and mergers in the Company's market, resulting in fewer but much larger and financially stronger competitors which could increase competition for financial services to the Company's detriment; (v) fluctuations in market rates and prices can negatively affect net interest margin, asset valuations and expense expectations; and (vi) changes in the regulatory requirements of federal and state agencies applicable to bank holding companies and banks, such as the Company and its Subsidiary Banks, which could have a materially adverse effect on the Company's future operating results.

                           PART II. OTHER INFORMATION


       For the quarter ended March 31, 1998, Items 2, 3, 4, and 5 of Part II are either inapplicable or would elicit a response of "None" and, therefore, no reference thereto has been made herein.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  27.1 Article 9 Summary Financial Information for the three months ended March 31, 1998.

                  27.2 Article 9 Restated Summary Financial Information for the three months ended March 31, 1997.

         (b) Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K with the Commission on February 6, 1998 which provided historical financial statements and related exhibits regarding: (i) Firestone Financial Corp.; (ii) Somerset Savings Bank; and
                  (iii) Affiliated Community Bancorp, Inc.


     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.

Date:  May 14, 1998                   By:     /s/ Neal F. Finnegan
                                           -----------------------
                                             Neal F. Finnegan, President and
                                               Chief Executive Officer


Date:  May 14, 1998                   By:     /s/ James K. Hunt
                                           --------------------
                                             James K. Hunt, Executive Vice
                                               President, Treasurer, and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)