Form 10-Q
period 1998-06-30
UST CORP /MA/
filed 1998-08-14
CIK 316901

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At July 31, 1998, there were 33,102,451 shares of common stock outstanding, par value $.625 per share.


================================================================================

                                    UST CORP.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

            Consolidated Balance Sheets -- June 30, 1998 and December
              31, 1997.......................................................  3

            Consolidated Statements of Income -- Three and Six Months
              Ended June 30, 1998 and 1997...................................  4

            Consolidated Statements of Changes in Stockholders' Investment
              -- Six Months Ended June 30, 1998 and 1997.....................  5

            Consolidated Statements of Cash Flows -- Six Months Ended June
             30, 1998 and 1997...............................................  6

            Notes to Consolidated Financial Statements.......................  7

          ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 12

          ITEM 3.  Quantitative and Qualitative Disclosures about Market
                   Risk...................................................... 23

PART II. OTHER INFORMATION

          ITEM 1.  Legal Proceedings......................................... 24

          ITEM 4.  Submission of Matters to a Vote of Security Holders....... 24

          ITEM 6.  Exhibits and Reports on Form 8-K.......................... 26

          SIGNATURES ........................................................ 26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    UST CORP.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          JUNE 30,         DECEMBER 31,
                                                                                            1998               1997
                                                                                         -----------        -----------
                                                                                         (UNAUDITED)
                                     ASSETS

Cash, due from banks and interest-bearing deposits ...............................       $    89,545        $    95,702
Federal funds sold and other short-term investments ..............................            60,248             67,851
Securities available-for-sale:
  Mortgage-backed securities .....................................................           518,256            490,691
  U.S. Treasury and federal agencies and other securities ........................           168,154            231,741
                                                                                         -----------        -----------
           Total securities available-for-sale ...................................           686,410            722,432
Loans:
  Loans -- net of unearned discount of $33,373 in 1998 and
    $29,053 in 1997 (Note 2) .....................................................         2,957,280          2,835,982
  Reserve for possible loan losses (Note 2) ......................................           (52,816)           (52,230)
                                                                                         -----------        -----------
           Total loans, net ......................................................         2,904,464          2,783,752
Premises, furniture and equipment, net ...........................................            66,251             64,407
Intangible assets, net ...........................................................            54,194             57,807
Other property owned, net ........................................................             1,577              1,334
Other assets .....................................................................            52,669             44,973
                                                                                         -----------        -----------
           Total assets ..........................................................       $ 3,915,358        $ 3,838,258
                                                                                         ===========        ===========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Deposits:
   Noninterest-bearing ...........................................................       $   699,798        $   708,399
   Interest-bearing:
      NOW ........................................................................            49,347             43,116
      Money market ...............................................................           687,539            660,641
      Regular savings ............................................................           725,106            675,087
      Time:
        Certificates of deposit over $100 thousand ...............................           155,017            159,644
        Other ....................................................................           675,089            731,328
                                                                                         -----------        -----------
           Total deposits ........................................................         2,991,896          2,978,215
Short-term borrowings ............................................................           483,744            421,313
Other borrowings .................................................................            26,694             49,338
Other liabilities ................................................................            50,925             49,266
                                                                                         -----------        -----------
           Total liabilities .....................................................         3,553,259          3,498,132
Commitments and contingencies (Note 3)
Stockholders' investment (Note 4):
  Preferred stock $1 par value; Authorized - 4,000,000 shares; Outstanding -- none
  Common stock $.625 par value; Authorized - 75,000,000 and 45,000,000 shares in 1998 and 1997, respectively
    Issued -- 29,896,928 and 29,762,224 shares in 1998 and 1997, respectively ....            18,686             18,601
  Additional paid-in capital .....................................................           120,272            117,236
  Retained earnings ..............................................................           218,981            201,355
  Accumulated other comprehensive income .........................................             3,565              2,245
  Deferred compensation and other ................................................               595                689
                                                                                         -----------        -----------
           Total stockholders' investment ........................................           362,099            340,126
                                                                                         -----------        -----------
           Total liabilities and stockholders' investment ........................       $ 3,915,358        $ 3,838,258
                                                                                         ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    UST CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------      -------------------------
                                                                         1998           1997            1998             1997
                                                                         ----           ----            ----             ----
Interest income:
  Interest and fees on loans ....................................       $63,919       $ 57,344        $ 126,340        $112,559
  Interest and dividends on securities:
     Taxable ....................................................        10,476         11,131           21,062          23,018
     Nontaxable .................................................           156            271              296             388
  Interest on federal funds sold and other short-term investments           591          1,065            1,557           2,071
                                                                        -------       --------        ---------         -------
             Total interest income ..............................        75,142         69,811          149,255         138,036
                                                                        -------       --------        ---------         -------
Interest expense:
  Interest on deposits ..........................................        20,304         20,301           40,847          40,438
  Interest on borrowings ........................................         6,734          6,947           12,677          13,795
                                                                        -------       --------        ---------         -------
             Total interest expense .............................        27,038         27,248           53,524          54,233
                                                                        -------       --------        ---------         -------
  Net interest income ...........................................        48,104         42,563           95,731          83,803
Provision for possible loan losses (Note 2) .....................           690            300            1,665             300
                                                                        -------       --------        ---------         -------
  Net interest income after provision for possible loan losses ..        47,414         42,263           94,066          83,503
                                                                        -------       --------        ---------         -------

Noninterest income:
  Asset management fees .........................................         3,850          3,188            7,579           6,345
  Deposit account service charges ...............................         2,651          2,172            5,125           4,421
  Corporate services income, net ................................         1,522          1,384            2,998           2,759
  Securities gains (losses), net ................................            30           (584)           1,471            (573)
  Gain on sale of loans .........................................                                                         1,804
  Other .........................................................         1,996          2,314            4,198           4,646
                                                                        -------       --------        ---------         -------
             Total noninterest income ...........................        10,049          8,474           21,371          19,402
                                                                        -------       --------        ---------         -------
Noninterest expense:
  Salary and employee benefits ..................................        19,163         18,740           38,441          37,121
  Occupancy, net ................................................         3,309          2,930            6,730           6,300
  Equipment depreciation and maintenance ........................         2,372          1,655            4,633           3,409
  Intangible asset amortization .................................         1,747          1,162            3,521           3,275
  Data processing services ......................................         1,701          1,512            3,081           2,716
  Professional and consulting fees ..............................         1,308          1,548            2,276           2,574
  Advertising and promotion .....................................         1,240          1,177            2,413           2,353
  Year 2000 readiness expense ...................................           845                           1,339
  Foreclosed asset and workout expense ..........................           136            179              272             321
  Acquisition and merger-related expense ........................            11                              25           2,850
  Restructuring charges .........................................                                                        11,751
  Other .........................................................         5,587          7,143           11,844          12,586
                                                                        -------       --------        ---------         -------
             Total noninterest expense ..........................        37,419         36,046           74,575          85,256
                                                                        -------       --------        ---------         -------
Income before income taxes ......................................        20,044         14,691           40,862          17,649
  Income tax provision ..........................................         7,511          5,922           15,472           7,976
                                                                        -------       --------        ---------         -------
             Net income .........................................       $12,533       $  8,769        $  25,390         $ 9,673
                                                                        =======       ========        =========         =======

  Per share data (Note 4):
    Basic earnings per share ....................................       $  0.42       $   0.30        $    0.85         $  0.33
    Diluted earnings per share ..................................       $  0.41       $   0.29        $    0.83         $  0.32
    Cash dividends declared per share ...........................       $  0.14       $   0.10        $    0.26         $  0.20


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                    UST CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               ACCUMULATED
                                                                        ADDITIONAL                 OTHER        DEFERRED
                                              COMPREHENSIVE   COMMON     PAID-IN    RETAINED   COMPREHENSIVE  COMPENSATION
                                              INCOME (LOSS)    STOCK     CAPITAL    EARNINGS   INCOME (LOSS)    AND OTHER   TOTAL
                                              -------------    -----     -------    --------   -------------    ---------   -----

Balance December 31, 1996 ..................                 $ 18,328   $ 111,158   $ 181,645     $(2,576)         $466    $309,021

Comprehensive income (Note 6):
  Net income ...............................     $  9,673                               9,673                                 9,673
                                                 --------
  Other comprehensive income:
     Unrealized securities losses, net of
       $521 tax benefit ....................       (1,012)
     Less:  Reclassification of securities
       losses included in net income,
       net of $238 tax benefit .............         (335)
                                                 --------
         Total other comprehensive
            income (loss) ..................         (677)                                           (677)                     (677)
                                                 --------
         Total comprehensive income ........     $  8,996
                                                 ========

Cash dividends declared ....................                                           (5,689)                               (5,689)

Activity related to stock option, restricted
  stock and stock purchase plans ...........                      204       4,966                                             5,170

Activity in Directors Deferred
  Compensation Program and other, net ......                                                                       (221)       (221)
                                                             --------   ---------   ---------     -------          ----    --------
Balance June 30, 1997 ......................                 $ 18,532   $ 116,124   $ 185,629     $(3,253)         $245    $317,277
                                                             ========   =========   =========     =======          ====    ========

Balance December 31, 1997 ..................                 $ 18,601   $ 117,236   $ 201,355     $ 2,245          $689    $340,126

Comprehensive income (Note 6):
  Net income ...............................     $ 25,390                              25,390                                25,390
                                                 --------
  Other comprehensive income:
     Unrealized securities gains, net of
       $1,577 tax expense ..................        2,181
     Less:  Reclassification of securities
       gains included in net income,
       net of $610 tax expense .............          861
                                                 --------
         Total other comprehensive income ..        1,320                                           1,320                     1,320
                                                 --------
         Total comprehensive income ........     $ 26,710
                                                 ========

Cash dividends declared ....................                                           (7,764)                               (7,764)

Activity related to stock option, restricted
  stock and stock purchase plans ...........                       85       3,036                                             3,121

Activity in Directors Deferred
  Compensation Program and other, net ......                                                                        (94)        (94)
                                                             --------   ---------   ---------     -------          ----    --------
Balance June 30, 1998 ......................                 $ 18,686   $ 120,272   $ 218,981     $ 3,565          $595    $362,099
                                                             ========   =========   =========     =======          ====    ========






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                    UST CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                           -------------------------
                                                                                             1998             1997
                                                                                             ----             ----
Cash flows from operating activities:
  Net income ......................................................................       $  25,390        $   9,673
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses ............................................           1,665              300
    Depreciation and amortization .................................................           7,788            6,640
    Accretion of securities discount, net .........................................            (625)            (124)
    Securities gains (losses), net ................................................          (1,471)             573
    Gain on sale of other property owned, net .....................................             (11)             (99)
    Gain on sale of loans held-for-sale ...........................................                           (1,804)
    Writedowns of other property owned ............................................                               47
    Writedowns of fixed assets ....................................................             670            1,255
    Deferred income tax benefit ...................................................          (1,765)
    Net change in other assets and other liabilities ..............................          (4,305)         (18,275)
                                                                                          ---------        ---------
         Net cash provided (used) by operating activities .........................          27,336           (1,814)
Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale ............................         147,507          175,177
  Proceeds from maturities of securities available-for-sale .......................          80,640           99,298
  Purchases of securities available-for-sale ......................................        (187,743)        (148,949)
  Net decrease in federal funds sold and other ....................................           7,603           37,759
  Net increase in loans ...........................................................        (126,035)        (116,209)
  Proceeds from other property owned ..............................................           3,430            2,980
  Proceeds from loans held-for-sale ...............................................                           14,250
  Proceeds from sale of fixed assets ..............................................              40
  Purchases of premises and equipment .............................................          (6,729)         (12,751)
                                                                                          ---------        ---------
         Net cash (used) provided by investing activities .........................         (81,287)          51,555
Cash flows from financing activities:
  Net increase (decrease) in nontime deposits .....................................          74,547          (42,726)
  Net (decrease) increase in certificates of deposit ..............................         (60,866)           2,224
  Net increase (decrease) in short-term and other borrowings ......................          39,787          (10,354)
  Cash dividends paid .............................................................          (7,148)          (5,135)
  Issuance of common stock for cash, net ..........................................           1,474            2,202
                                                                                          ---------        ---------
         Net cash provided (used) by financing activities .........................          47,794          (53,789)
                                                                                          ---------        ---------
  Decrease in cash and cash equivalents ...........................................          (6,157)          (4,048)
  Cash and cash equivalents at beginning of year ..................................          95,702          140,263
                                                                                          ---------        ---------
  Cash and cash equivalents at end of period ......................................       $  89,545        $ 136,215
                                                                                          =========        =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ......................................................................       $  52,990        $  49,089
                                                                                          =========        =========
    Income taxes ..................................................................       $  26,472        $   6,214
                                                                                          =========        =========
Noncash transactions:
  Transfers from securities held-to-maturity to available-for-sale ................                        $ 145,564
                                                                                                           =========
  Transfers from loans to other property owned ....................................       $   5,635        $   2,922
                                                                                          =========        =========
  Common stock issuance ...........................................................       $   1,647        $   1,048
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

               The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results of operations for the full year or any other interim period.

(2)      RESERVE FOR POSSIBLE LOAN LOSSES

               Analysis of the reserve for possible loan losses for the six months ended June 30, 1998 and 1997 is as follows:

                                                                 1998          1997
                                                               -------       -------
                                                               (DOLLARS IN THOUSANDS)

              Balance at beginning of period ...........       $52,230       $51,984

              Chargeoffs ...............................         5,540         2,887
              Recoveries on loans previously charged-off         4,461         2,487
                                                               -------       -------
              Net chargeoffs ...........................         1,079           400
              Provision for possible loan losses .......         1,665           300
                                                               -------       -------
              Balance at end of period .................       $52,816       $51,884
                                                               =======       =======

               The reserve for possible loan losses is determined based on a consistent, systematic method which analyzes the size and risk of the loan portfolio on a monthly basis. See "Credit Quality and Reserve for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations, herein.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)        COMMITMENTS AND CONTINGENCIES

               At June 30, 1998, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                          CONTRACT OR NOTIONAL AMOUNT
                                                          ---------------------------
                                                             (DOLLARS IN THOUSANDS)

                 Commitments to extend credit ..........            $958,000

                 Standby letters of credit and financial
                    guarantees written .................              77,000

                 Loans sold with recourse ..............              11,000

                 Commercial letters of credit ..........               7,000

                 Foreign exchange contracts ............               5,000

(4)      EARNINGS PER SHARE CALCULATION

               The Company computes earnings per share in accordance with SFAS No. 128. This Statement supersedes APB No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaced the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB No. 15, for all entities with complex capital structures. This Statement was effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented, including quarterly information. The Company's common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Basic and Diluted EPS computations for the three and six months ended June 30, 1998 and 1997 are as follows:

                                                             THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------          -------------------------
                                                               1998              1997              1998              1997
                                                               ----              ----              ----              ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Basic earnings per share computation:
   Numerator:
      Net income ....................................       $    12,533       $     8,769       $    25,390       $     9,673
   Denominator:
      Weighted average shares outstanding ...........            29,879            29,612            29,840            29,528
Basic earnings per share ............................       $      0.42       $      0.30       $      0.85       $      0.33

Diluted earnings per share computation:
   Numerator:
      Net income ....................................       $    12,533       $     8,769       $    25,390       $     9,673
   Denominator:
      Weighted average shares outstanding ...........            29,879            29,612            29,840            29,528
      Dilutive stock options ........................               604               442               587               438
                                                            -----------       -----------       -----------       -----------
        Weighted average diluted shares outstanding .            30,483            30,054            30,427            29,966
                                                            ===========       ===========       ===========       ===========

Diluted earnings per share ..........................       $      0.41       $      0.29       $      0.83       $      0.32

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)      ACQUISITIONS

         Walden Bancorp, Inc.

            On January 3, 1997, the Company completed its acquisition of Walden Bancorp, Inc. ("Walden"), a $1.0 billion multi-bank holding company headquartered in Acton, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1.9 shares of the Company's common stock for each share of Walden common stock. The Company's outstanding stock increased by 10,125,540 shares to a total of 28,144,163 shares on the date of acquisition. Based on the closing price of the Company's stock as of January 3, 1997, the market value of the shares exchanged totaled $207 million. Walden's two subsidiary banks, The Braintree Savings Bank and The Co-operative Bank of Concord operated a total of seventeen branches located in the Massachusetts counties of Middlesex, Norfolk and Plymouth. The Co-operative Bank of Concord and The Braintree Savings Bank were merged into USTrust during the second quarter of 1997. In the first quarter of 1997 the Company recognized a nondeductible charge of $2.8 million in nonrecurring acquisition and merger-related expense and a pre-tax $11.8 million restructuring charge associated with the transaction.

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

         Somerset Savings Bank

            Subsequent to June 30, 1998, on July 20, 1998, the Company completed its acquisition of Somerset Savings Bank ("Somerset"), a Massachusetts savings bank headquartered in Somerville. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 0.19 shares of the Company's common stock for each share of Somerset common stock. The Company's outstanding stock increased by 3,203,373 shares to a total of 33,100,551 shares on the date of acquisition. Based on the closing price of the Company's stock as of July 20, 1998, the market value of the shares exchanged totaled $88.9 million. Somerset operated six branches in Middlesex County. At the date of acquisition, Somerset was merged with and into USTrust, a subsidiary bank of the Company. At June 30, 1998, Somerset had total net loans and total assets of $403 million and $524 million, respectively, and total deposits and total stockholders' investment of $444 million and $40 million, respectively.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)      ACQUISITIONS (CONT'D.)

         Affiliated Community Bancorp, Inc.

               Subsequent to June 30, 1998, on August 7, 1998, the Company completed its acquisition of Affiliated Community Bancorp, Inc. ("Affiliated"), a multi-bank holding company headquartered in Waltham, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1.41 shares of the Company's common stock for each share of Affiliated common stock. The Company's outstanding stock increased by 9,439,735 shares to a total of 42,542,386 shares on the date of acquisition. Based on the closing price of the Company's stock as of August 7, 1998, the market value of the shares exchanged was $225 million. Affiliated's three subsidiary banks, The Federal Savings Bank ("Federal"), Lexington Savings Bank ("Lexington") and Middlesex Bank & Trust Company ("Middlesex"), operate a total of thirteen branch offices in Middlesex County. It is expected that Federal and Lexington will be merged with and into USTrust during the fourth quarter. As contemplated by the agreement to the terms of which the Affiliated acquisition was consummated, Middlesex Bank & Trust Company, a $28 million bank was sold for $8.24 million to a private investor unaffiliated with the Company following the consummation of the Affiliated acquisition. At June 30, 1998, Affiliated had total net loans and total assets of $684 million and $1.123 billion, respectively, and total deposits and total stockholders' investment of $734 million and $119 million, respectively.

               The following unaudited pro forma condensed consolidated financial information as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997, has been prepared to give effect to the Somerset and Affiliated acquisitions using the pooling of interests method of accounting. The unaudited pro forma consolidated statements of income data have been derived from the unaudited statements of income of the Company, Somerset and Affiliated for the three and six months ended June 30, 1998 and 1997 as if these transactions were effective as of January 1 of each year. The unaudited pro forma balance sheet data have been derived from the unaudited pro forma consolidated balance sheets of the Company, Somerset and Affiliated as of June 30, 1998. Such unaudited pro forma consolidated financial information is not necessarily indicative of the results of operations or financial condition which would have actually been reported had the mergers of the Company with Somerset and Affiliated occurred on the assumed dates, nor is it necessarily indicative of the future results of operations or financial condition of the Company. The unaudited pro forma June 30, 1998 balance sheet data reflects an after-tax charge for estimated merger and reorganization expenses related to both acquisitions as of the date of this filing of $14.0 million ($19.5 million pre-tax), net of an estimated 40 percent tax benefit (after excluding $5.8 million of nondeductible expense); however, since these expenses are nonrecurring, they have not been reflected in the unaudited pro forma statements of income data. The pro forma statements of income data also do not give effect to any anticipated cost savings in connection with the combination.

         Unaudited Pro Forma Condensed Consolidated Statements of Income Data:

                                                         THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------    -------------------------
                                                             1998           1997           1998           1997
                                                             ----           ----           ----           ----
                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Net interest income .......................       $ 62,083        $56,351       $124,851       $111,076
         Provision (credit) for possible loan losses           (880)           850            221          1,350
         Noninterest income ........................         11,106          9,215         23,584         20,852
         Noninterest expense .......................         47,210         44,221         92,836         98,440
         Net income ................................         17,450         13,419         36,184         18,248
         Basic earnings per share ..................       $   0.41        $  0.32       $   0.86       $   0.43
         Diluted earnings per share ................       $   0.40        $  0.31       $   0.84       $   0.43

         Unaudited Pro Forma Condensed Consolidated Balance Sheet Data:

                                                                       JUNE 30, 1998
                                                                       -------------
                                                                  (DOLLARS IN THOUSANDS)

         Total loans, net of reserve for possible loan losses          $3,991,728
         Total assets .......................................           5,562,487
         Total deposits .....................................           4,169,926
         Total stockholders' investment .....................             507,667

(6)      COMPREHENSIVE INCOME

               On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in stockholders' investment during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen, as allowed by SFAS No. 130, to disclose Comprehensive Income, which encompasses net income and unrealized gains or losses on securities available-for-sale, in the Consolidated Statements of Changes in Stockholders' Investment. Prior years have been restated to conform to SFAS No. 130 requirements. The impact of this Statement for the six months ended June 30, 1997 was to reduce reported net income of $9.7 million to a total comprehensive net income of $9.0 million. The impact for the six months ended June 30, 1998 was to increase reported income of $25.4 million to a total comprehensive net income of $26.7 million.

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

HIGHLIGHTS

         Net income for the quarter ended June 30, 1998 was $12.5 million, or $0.41 per diluted share, compared with $8.8 million, or $0.29 per diluted share, for the same period last year. The earnings improvement was mainly the result of higher net interest income from earning asset growth and favorable changes in asset and liability mix. Noninterest income also reflected growth in fee-based services such as asset management, deposit account services and corporate services income. Excluding nonrecurring items, quarterly earnings results during the past two years of acquisition activity have continued to improve. This favorable earnings trend is reflective of the synergies and operating efficiencies of the acquisitions, improvement in net interest income and growth in fee-based noninterest income. For the six months ended June 30, 1998, net income was $25.4 million, or $0.83 per diluted share, compared with $9.7 million, or $0.32 per diluted share for the first half of 1997. Results for the 1997 period included a nonrecurring charge of $2.8 million for certain nondeductible, merger-related expenses and pre-tax charges of $11.8 million for restructuring expenses associated with the acquisition of Walden Bancorp Inc. ("Walden") in January of 1997.

         The increase in earnings this quarter was favorably reflected in return on average equity and return on average assets, which improved to 14.12 percent and 1.30 percent, respectively, from 11.24 percent and .97 percent, respectively, last year.

NET INTEREST INCOME ANALYSIS

         Net interest income on a fully taxable equivalent basis was $48.2 million for the quarter ended June 30, 1998, compared with $42.8 million for the same period a year ago. For the first six months of 1998, net interest income was $96.0 million compared with $84.2 million last year. The increase in net interest income in both comparisons was due to the combination of, earning asset growth, favorable changes in earning asset and deposit mix, noninterest and low cost deposit growth and lower borrowing costs.

         Average loans increased over 12 percent in both the three- and six-month periods, or $327 million and $313 million, respectively, from the same periods last year to $2.927 billion and $2.868 billion, respectively. As exhibited in the table below, loan growth was the largest contributor to the improvement in net interest income, a $7.2 million volume-related interest income increase for the quarter and $13.8 million for the six months ended June
30. Lower-yielding assets, such as securities, decreased $63 million and $88 million for the three- and six-month periods, respectively, and Federal Funds sold decreased $44 million and $26 million for the same periods. Low-cost savings deposits, including regular savings, NOW and money market increased $35 million and $22 million from the three- and six-month periods last year while higher-cost certificates of deposit decreased $68 million and $47 million, respectively. Noninterest-bearing deposits increased $191 million and $169 million from the three- and six-month periods last year. The effect on net interest income from these favorable changes in volume of interest-earning assets and interest-bearing liabilities was an increase of $5.9 million and $11.5 million for the three and six months ended June 30, 1998 compared with the same periods last year.

         Yield on earning assets increased 8 basis points to 8.30 percent for the three months ended June 30 and 16 basis points to 8.37 percent for the six-month period due to the improvement in yields on securities from a portfolio restructuring and sale of lower-yielding securities in the latter half of 1997, and reflects the effect of an increase in loans, which are higher yielding, in the asset mix. The cost of interest-bearing liabilities remained at last year's levels as the effect of increased savings deposit rates of 17 basis points and a smaller increase in certificates of deposit rates in both comparisons was offset with lower borrowing costs. Borrowing costs declined approximately 35 basis points from last year in both the three- and six-month periods ended June 30 due to the maturity and pay down of higher cost, longer-term borrowings replaced with lower cost, short-term maturity borrowings. Cost of interest-bearing liabilities was 3.88 percent for the three months and 3.91 percent for the six months ended June 30, 1998. The net effect of rate changes on net interest income for the three and six months ended June 30, 1998, compared with the same periods last year, was a decrease of $454 thousand and an increase of $274 thousand, respectively.

         As a result of the favorable changes in earning asset mix, yield on securities improvement and more favorable deposit mix, the interest rate margin and spread improved from 5.02 percent and 4.33 percent for the three-month period last year to 5.32 percent and 4.42 percent, respectively, this year and from 4.99 percent and 4.30 percent for the six-month period last year to 5.38 percent and 4.46 percent this year, respectively.

         The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the three- and six-month periods ended June 30, 1998 when compared with the three and six months ended June 30, 1997. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                       THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                         1998 COMPARED WITH 1997                    1998 COMPARED WITH 1997
                                                  INCREASE (DECREASE) DUE TO CHANGE IN:      INCREASE (DECREASE) DUE TO CHANGE IN:
                                                  -------------------------------------      -------------------------------------
                                                   AVERAGE       AVERAGE                      AVERAGE      AVERAGE
                                                    VOLUME        RATE          TOTAL          VOLUME        RATE          TOTAL
                                                   -------       -------       -------        -------      -------       --------
                                                                                (DOLLARS IN THOUSANDS)

Interest income:
  Interest and fees on loans* ..............       $ 7,156        $(612)       $ 6,544        $ 13,795      $   (79)     $ 13,716
  Interest and dividends on securities:
        Taxable ............................          (947)         292           (655)         (2,792)         836        (1,956)
        Nontaxable* ........................           (50)        (134)          (184)             54         (214)         (160)
  Interest on federal funds sold and other .          (698)         224           (474)           (777)         263          (514)
                                                   -------        -----        -------        --------      -------      --------
        Total interest income* .............         5,461         (230)         5,231          10,280          806        11,086
                                                   -------        -----        -------        --------      -------      --------
Interest expense:
  Interest on regular savings, NOW and
    money market deposits ..................           214          599            813             263        1,174         1,437
  Interest on time deposits ................          (898)          88           (810)         (1,263)         235        (1,028)
  Interest on borrowings ...................           250         (463)          (213)           (241)        (877)       (1,118)
                                                   -------        -----        -------        --------      -------      --------
        Total interest expense .............          (434)         224           (210)         (1,241)         532          (709)
                                                   -------        -----        -------        --------      -------      --------
Net interest income ........................       $ 5,895        $(454)       $ 5,441        $ 11,521      $   274      $ 11,795
                                                   =======        =====        =======        ========      =======      ========

-------------

* Fully taxable equivalent at the federal income tax rate of 35 percent, and includes applicable state taxes, net of federal benefit. The tax equivalent adjustments were $66 and $135 thousand on loans and $67 and $127 thousand on nontaxable and preferential rate taxable securities for the three and six months ended June 30, 1998, respectively.

NONINTEREST INCOME

         Total noninterest income increased $1.6 million and $2.0 million for the three- and six-month periods ended June 30, 1998, respectively. The improvement was led by increases of $662 thousand and $1.2 million in asset management fees, the largest component of noninterest income, for the three- and six-month periods, respectively. The increases in asset management fees were the result of growth of 16 percent or approximately $480 million in trust and money management balances from a year ago to $3.4 billion at June 30, 1998. Deposit account service charges increased $479 thousand and $704 thousand for the same periods, respectively, consistent with the growth in noninterest-bearing and savings deposit balances. The 1997 periods reflect realized securities losses of $584 thousand and $573 thousand, respectively, for the three- and six-month periods ended June 30 due to the portfolio restructuring. Realized securities gains this year were nominal in the second quarter, while year-to-date net realized gains totaled $1.5 million due to the sale of equity investments held by a venture capital subsidiary. The first six months of 1997 also reflects a $1.8 million gain on sale of loans. The decreases in other noninterest income in both comparisons reflects lower residual income on terminated equipment leases.

NONINTEREST EXPENSE

         Total noninterest expense was $37.4 million, $1.4 million higher than the second quarter last year. The increase reflects $845 thousand of expenses related to the Company's Year 2000 readiness efforts, $717 thousand increase in equipment depreciation and maintenance reflective of the Company's investment in computer hardware and software, a $379 thousand increase in occupancy due mostly to the addition of new branches, and a $423 thousand increase in personnel costs. Amortization of intangible asset expense increased $585 thousand from last year due to a 1997 expense adjustment related to the re-allocation of purchase price of assets assumed in the late 1996 acquisition of twenty banking branches from Bank of Boston Corporation. Partially offsetting these increases was a $1.5 million decrease in other noninterest expense due mostly to a $1.2 million settlement of litigation expense in 1997 and lower checkbook charges in 1998 compared with last year which included charges for free replacements for acquired Bank of Boston customers.

         For the six months ended June 30, 1998, total noninterest expense was $74.6 million, $10.7 million lower than the same period last year. Included in 1997 were the Walden acquisition and merger-related expenses of $2.9 million and restructuring charges of $11.8 million. Other noninterest expense was lower than last year due to the aforementioned settlement of litigation expense in 1997 and lower checkbook charges this year. Partially offsetting these expense decreases was a $1.3 million increase in personnel cost, $1.2 million increase in equipment depreciation and maintenance related to investment in technology and $1.3 million in Year 2000 readiness expense.

Year 2000

         In 1997 the Company assembled a project team of senior officers and outside consultants to assess the impact of the so-called Year 2000 problem on its systems and certain systems of its customers, vendors and other parties that service or otherwise interact with the Company. The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily (but not exclusively), computer software programs, to recognize properly and process date-sensitive information as the Year 2000 approaches. Data processing for the Company's major operating systems (loans and deposits) is conducted in-house using programs developed primarily by third-party vendors. Inventory and Year 2000 readiness assessment of all information and noninformation systems and applications have been completed and all third-party vendors who provided applications to the Company have been contacted. Efforts to bring the major operating systems, and certain outsourced applications, into compliance with Year 2000 requirements have or will be accomplished primarily through the installation of updated or replacement programs developed by third parties. In addition, the status of all Company facilities and all significant third party providers of goods and services to the Company has been assessed. Starting in March 1998, the Company retained the services of Arthur Andersen LLP, Atlantic Data Services, Inc. and certain additional outside advisors and programmers to augment the Company's efforts in addressing its Year 2000 compliance. Arthur Andersen's efforts have been focused upon assisting the Company in project management and progress assessment.

         Bank regulatory agencies have issued guidance as to the standards they will use when assessing Year 2000 readiness. The failure of a financial institution, such as the Company, to take appropriate steps to address deficiencies in their Year 2000 project management process may result in regulatory enforcement actions which could have a material adverse effect on such institution, result in the imposition of civil money penalties, or result in the delay (or receipt of an unfavorable or critical evaluation of management of a financial institution in connection with regulatory review) of applications seeking to acquire other entities or otherwise expand the institution's activities.

         The Company's Year 2000 Readiness Program contains a number of discrete segments, including Awareness and Assessment, Project Planning, Remediation, Unit Test Plans, Unit Testing, Commercial (including evaluation and monitoring stages), Retail, Contingency Plans for Information Systems and Contingency Plans for Business Continuation. Awareness and Assessment, Project Planning for all aspects and Unit Test Plans for mission critical technology systems have been completed. Mission critical systems are defined by the Company as those vital to the successful continuance of core business activities. Test Plans for noncritical applications are in process of development and are expected to be completed during the second half of 1998. The Remediation phase, wherein software and hardware are either modified or replaced, is well underway and presently scheduled to be substantially completed by year-end 1998 for mission critical applications and early 1999 for nonmission critical applications. Mission critical systems testing is targeted to be substantially complete by December 31, 1998 and nonmission critical systems are expected to be completely tested by the end of the first quarter of 1999. To assure the completion of testing for nonmission critical applications, the Company has recently engaged the services of an additional third-party vendor. The Commercial phase, which includes the evaluation of credit risk stemming from problems borrowers may have in resolving their own Year 2000 issues, is in process and monitoring of the remediation efforts of high risk customers will be ongoing. During the monitoring stage the Company will implement a course of action and procedures designed to reduce any increased potential credit risk as a result of borrowers' Year 2000 issues. Also encompassed in this phase is the in-process evaluation, assessment and monitoring of the state of readiness of the Company's funds providers and the capital markets. The Retail phase is largely focused on customer communications as to the state of the Company's Year 2000 readiness. This effort has begun and is ongoing. Contingency Planning (other than business continuation planning) for all technology systems has been completed. The process of updating the Company's existing Business Continuation Plan to address Year 2000 issues began July 1 and will establish reasonably likely worst case scenerios. Utilizing the resources of the Company's existing Disaster Recovery consultant, all Business Continuation Plans will address Year 2000 issues.

         The Company believes that it will be able to modify or replace any affected systems in time to minimize any detrimental effects on the Company's operations. In a number of cases, Year 2000 compliant systems have been installed or are already in the process of installation in the normal course of upgrade and functionality improvement. The Company expects that it will incur costs to replace existing hardware and software which will be capitalized and amortized in accordance with the Company's existing accounting policy while maintenance or modification costs will be expensed as incurred. At June 30, 1998 Year 2000 readiness expense totaled $1.3 million, all of which was recorded during the first half of 1998. Although total costs for the entire project have yet to be determined, the Company expects to incur, as current operating expense (including the above $1.3 million), costs in the range of $3 million to $4 million to assure Year 2000 readiness. Capital expenditures for new equipment and software purchases are expected to total an additional $1 million. This estimate does not include the cost of a number of system installations previously planned by the Company in the normal course of business. Costs of the Year 2000 project are based on current estimates and actual results could vary significantly from such estimates. If the Company's Year 2000 Readiness Program were unsuccessful, it would have a material adverse effect on its future operating results and the financial condition of the Company. Accordingly, the Company's Board of Directors is actively involved in monitoring management's efforts to address Year 2000 readiness and has instructed management to allocate appropriate resources to address these matters.

         Ultimately, an estimation of the efforts of the Company in addressing the Year 2000 issue in a successful and timely manner depends to a large extent not only on the corrective measures that the Company undertakes, but also on the efforts undertaken by businesses and other independent entities who provide data to, or receive data from, the Company as borrowers, vendors or customers. In particular, the Company's credit risk associated with its borrowers may increase as a result of problems such borrowers may have in resolving their own Year 2000 issues. Because the Company has not yet completed its evaluation, it is not possible to quantify the magnitude of any potential increased credit risk at this time. The impact of the Year 2000 problem on borrowers, however, could result in increases in problem loans and credit losses in future years.

INCOME TAXES

         The Company recorded income taxes of $7.5 million compared with $5.9 million for the same quarter last year, an increase of $1.6 million, consistent with the higher level of pre-tax income this year. The effective tax rate for the quarter was 37 percent compared with 40 percent last year. The decrease in effective rate was attributable to the formation of a wholly-owned real estate investment trust ("REIT") subsidiary earlier this year. The REIT holds a substantial portion of the Company's commercial real estate loan portfolio, which was originated by and transferred from USTrust. Income earned by a REIT is taxed at a lower state tax rate than a bank. Included in other assets as of June 30, 1998 was a deferred tax asset of approximately $15.9 million. The Company believes that it is more likely than not that the benefit of this deferred asset will be realized in future periods.

ASSETS

         Total assets at June 30, 1998 were $3.915 billion, an increase of $77 million since the beginning of the year. Loan growth of $121 million to $2.957 billion was partially offset by a $36 million decrease in securities and a lower balance of cash and federal funds sold.

         The following table presents the composition of the loan portfolio:

                                             JUNE 30,         MARCH 31,       DECEMBER 31,       JUNE 30,
                                               1998             1998             1997              1997
                                            ----------       ----------       ----------       ----------
                                                               (DOLLARS IN THOUSANDS)

Commercial and financial ............       $1,083,357       $1,077,033       $1,023,783       $  939,217
Commercial real estate:
  Construction ......................           41,726           39,773           41,834           47,392
  Developer, investor and land ......          244,796          226,057          236,263          283,481
Commercial lease financing ..........           65,366           58,965           56,260           54,007
Consumer:
  Residential mortgage ..............          571,588          632,780          697,874          772,157
  Home equity .......................          101,023          106,433          111,151          111,692
  Indirect automobile installment ...          753,362          676,999          605,486          401,154
  Other consumer ....................           33,943           34,327           37,048           40,051
  Indirect automobile lease financing           62,119           40,822           26,283              275
                                            ----------       ----------       ----------       ----------
        Total loans .................       $2,957,280       $2,893,189       $2,835,982       $2,649,426
                                            ==========       ==========       ==========       ==========

         The Company's commercial loan portfolios listed above totaled $1.370 billion at June 30, 1998, reflecting a net increase of $70 million since year end and $100 million from a year ago. The increase in commercial loans was the result of the purchase of an $80 million commercial loan portfolio during the first quarter and continued growth within the commercial loan portfolio.

         Residential loans decreased $126 million during the first six months to $572 million due to high levels of prepayment and normal amortization. The currently low interest rate environment has accelerated the prepayment rates in this portfolio and is expected to continue in the near term.

         The indirect automobile loan portfolio grew 24 percent, or $148 million, in the first six months of this year to $753 million. In comparison with a year ago, the portfolio grew 88 percent, or $352 million, due to the exiting of some larger competitors from the market during the latter half of 1997. Management expects growth in this portfolio to be at a more moderate pace as competition has recently intensified. These loans are subjected to the Company's credit quality standards and are not what is referred to in the industry as "subprime" automobile loans.

         In 1997, the Company made available indirect automobile lease financing through existing client automobile dealers. This portfolio totaled $62 million at June 30, 1998, reflecting an increase of 136 percent, or $36 million, since year end.

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

         At June 30, 1998, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $363 million, or 9 percent of total assets.

         The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term and other borrowings. Total deposits increased $14 million since year-end 1997 to $2.992 billion. Noninterest-bearing deposits decreased $9 million. Savings deposits increased $83 million while certificates of deposit decreased $61 million. Short-term and other borrowings, which consist principally of securities sold under agreement to repurchase and borrowings from the Federal Home Loan Bank, increased $40 million to $510 million.

         As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $6 million during the six-month period ended June 30, 1998. Cash provided by operations resulted largely from net income earned during the period. Cash used by investing activities was due to net new loan fundings partially offset with an excess of securities sales and maturities over securities purchases. Net cash provided by financing activities was primarily due to a shift in the deposit mix from certificates of deposit to nontime deposits and increased short-term and other borrowings.

         At June 30, 1998, the parent Company had $6 million in cash and $4 million in repurchase agreements consistent with year-end as cash dividends paid to stockholders approximated dividends received from subsidiaries during the year.

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

         The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate or the London Interbank Offered Rate ("LIBOR"). The following table summarizes the Company's GAP position at June 30, 1998. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for noninterest-bearing deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At June 30, 1998, the one-year cumulative GAP position was positive at $21 million, or approximately 1 percent of total assets.

                                                                   INTEREST SENSITIVE PERIODS
                                                ----------------------------------------------------------------
                                                0-30 DAYS     31-90 DAYS    91-365 DAYS   OVER 1 YEAR      TOTAL
                                                ---------     ----------    -----------   -----------      -----
                                                                     (DOLLARS IN MILLIONS)

Loans, net of reserve ....................       $   968         $ 163         $490         $ 1,283       $2,904
Federal funds sold and other .............            60                                                      60
Securities ...............................            27            53          108             498          686
Other assets .............................                                                      265          265
                                                 -------         -----         ----         -------       ------
       Total assets ......................       $ 1,055         $ 216         $598         $ 2,046       $3,915
                                                 -------         -----         ----         -------       ======

Interest-bearing deposits ................       $   581         $ 146         $443         $ 1,122       $2,292
Borrowed funds ...........................           494                          8               8          510
Noninterest-bearing deposits .............           160                                        540          700
Other liabilities and stockholders' equity            16                                        397          413
                                                 -------         -----         ----         -------       ------
       Total liabilities and equity ......       $ 1,251         $ 146         $451         $ 2,067       $3,915
                                                 -------         -----         ----         -------       ======

GAP for period ...........................       $  (196)        $  70         $147         $   (21)
                                                 =======         -----         ----         -------
Cumulative GAP ...........................                       $(126)        $ 21         $     0
                                                                 =====         ====         =======

As a percent of total assets .............         (5.01%)       (3.22%)       0.54%


CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

         At June 30, 1998, substandard loans were $21.4 million compared with $36.0 million at December 31, 1997. Loans reported as substandard include loans classified as Substandard or Doubtful as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include nonaccruals, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

         At June 30, 1998, approximately 58 percent of loans classified as Substandard or Doubtful were collateralized by real estate, and the remainder were collateralized by accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 27 percent were collateralized by owner-occupied commercial properties, approximately 64 percent were collateralized by commercial real estate, and approximately 7 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.

         The following table displays the Company's total nonperforming assets and measures performance regarding certain key indicators of asset quality:

                                                        JUNE 30,         MARCH 31,        DECEMBER 31,       JUNE 30,
                                                          1998             1998              1997             1997
                                                        ---------        ---------         ---------        ---------
                                                                            (DOLLARS IN THOUSANDS)

Nonperforming assets:
   Nonaccrual loans .............................       $  19,857        $  24,640         $  25,518        $  27,037
   Accruing loans 90 days or more past due ......           1,252            1,192             1,069              989
   Other property owned (OPO), net* .............           1,577            1,370             1,334              880
                                                        ---------        ---------         ---------        ---------
Total nonperforming assets ......................       $  22,686        $  27,202         $  27,921        $  28,906
                                                        =========        =========         =========        =========

Reserve for possible loan losses ................       $  52,816        $  54,060         $  52,230        $  51,884
Net chargeoffs (recoveries) for the quarter .....           1,934             (855)              654              351
OPO reserve .....................................             154              154               623              367

Ratios:
   Reserve to nonaccrual loans ..................           266.0%           219.4%            204.7%           191.9%
   Reserve to total of nonaccrual loans, accruing
     loans 90 days or more past due, and
     restructured loans .........................           250.2%           209.3%            196.4%           185.1%
   Reserve to period-end loans ..................             1.8%             1.9%              1.8%             2.0%
   Nonaccrual loans and accruing loans over
     90 days past due to period-end loans .......             0.7%             0.9%              0.9%             1.1%
   Nonperforming assets to period-end
     loans and OPO ..............................             0.8%             0.9%              1.0%             1.1%
   Annualized net (recoveries) chargeoffs
     to average loans ...........................             0.3%            (0.1%)             0.1%             0.1%
   OPO reserve to OPO ...........................             8.9%            10.1%             31.8%            29.4%

         ------------

             * Included in other property owned ("OPO") are other real estate, automobiles and equipment acquired through foreclosure or in settlement of loans.

         As shown in the table above, total nonperforming assets were $22.7 million, a $5.2 million decrease from the $27.9 million at year end. Nonaccrual loans remain at a level appropriate to the size of the loan portfolio, while other nonperforming assets remain at low levels. The net chargeoffs of $1.1 million and provision for possible loan losses this year of $1.7 million resulted in a reserve which increased to $52.8 million. The reserve to nonaccrual loan ratio increased to 266 percent while reserve to total loans remained consistent with the year-end level.

         The Company's consumer loan delinquency rates (greater than 30 days past due including nonaccruals) continue to remain at favorable levels. The delinquency rate for the indirect automobile loans, the largest component of the Company's consumer loan portfolio excluding residential mortgage loans, was 2.78 percent at June 30, 1998 favorably lower than the 3.20 percent at December 31, 1997. The Company anticipates that the current high growth rate experience in the indirect automobile loan portfolio will subside in future periods as well as experience seasonal fluctuations. This factor, combined with the eventual maturity of the existing portfolio, may result in an increase in the delinquency rate and subsequent level of chargeoffs in future periods.

         At June 30, 1998, total impaired loans were $10.9 million, comprised of $787 thousand that required a reserve for possible loan losses of $410 thousand and $10.1 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") are commercial and commercial real estate loans recognized by the Company as nonaccrual and restructured.

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

         No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses to each category of loans is presented below:

                                                 JUNE 30,      MARCH 31,    DECEMBER 31,    JUNE 30,
                                                   1998          1998           1997          1997
                                                 --------      ---------    ------------    --------
Reserve for possible loan losses allocation
  to loans outstanding:
   Commercial and financial ...............       $17,121       $19,652       $19,449       $18,666
   Commercial real estate:
      Construction ........................           582           614           747           897
      Developer, investor and land ........         3,417         2,452         3,057         4,241
   Commercial lease financing .............         1,202         1,138           974           690
   Consumer* ..............................        21,089        20,949        20,745        18,626
   Unallocated ............................         9,405         9,255         7,258         8,764
                                                  -------       -------       -------       -------
      Total loan loss reserve .............       $52,816       $54,060       $52,230       $51,884
                                                  =======       =======       =======       =======

-------------

 * Consumer loans include indirect automobile installment loans and leases, residential mortgages, home equity lines of credit, credit cards, check credit and other consumer loans.

         The reserve for possible loan losses was $52.8 million at June 30, 1998, an increase of $586 thousand since December 1997 and an increase of $932 thousand from June 1997. The unallocated portion of the reserve was 18 percent at June 30, 1998 compared with 14 percent at year end reflecting the reduction in reserve allocated to the commercial loan portfolios consistent with the improvement in asset quality. A 13 percent increase in reserve for consumer loans from a year ago was consistent with the strong growth in the consumer indirect automobile portfolio.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1998, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements.

         The actual capital amounts and ratios of the Company and its banking subsidiaries as of June 30, 1998 are presented in the following summary:

                                                       AMOUNT                                 PERCENT
                                          -----------------------------------     -----------------------------------

                                                     ADEQUATELY       WELL                   ADEQUATELY      WELL
                                                    CAPITALIZED   CAPITALIZED               CAPITALIZED   CAPITALIZED
                                          ACTUAL      MINIMUMS      MINIMUMS      ACTUAL      MINIMUMS     MINIMUMS
                                          ------      --------      --------      ------      --------     --------
                                                                    (DOLLARS IN MILLIONS)

UST Corp. Consolidated:
  Tier 1 leverage capital .........       $304.5       $151.8         *            8.02%        4.00%         *
  Tier 1 capital ..................        304.5        133.5         *            9.12%        4.00%         *
  Total (Tier 1 and Tier 2) capital        346.2        266.1         *           10.41%        8.00%         *

USTrust:
  Tier 1 leverage capital .........        284.5        151.1       $188.9         7.53%        4.00%       5.00%
  Tier 1 capital ..................        284.5        132.9        199.4         8.56%        4.00%       6.00%
  Total (Tier 1 and Tier 2) capital        326.0        264.9        331.2         9.85%        8.00%      10.00%

United States Trust Company:

  Tier 1 leverage capital .........          4.8          0.9          1.1        21.75%        4.00%       5.00%
  Tier 1 capital ..................          4.8          0.5          0.7        40.51%        4.00%       6.00%
  Total (Tier 1 and Tier 2) capital          4.9          1.0          1.2        40.58%        8.00%      10.00%


--------------

         * Not applicable

         On June 16, 1998, a regular quarterly dividend to stockholders was declared of $0.14 per share for a total of $4.2 million payable on July 24, 1998. This quarter's dividend was an increase of 17 percent, or $0.02, over the first quarter of this year and $0.04 higher than the same quarter last year. For the first six months of this year dividends declared totaled $7.8 million, or $0.26 per share compared with $5.7 million, or $0.20 per share for the same period last year.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect that the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented in the Company's annual report on Form 10-K for the year ended December 31, 1997.

                           PART II. OTHER INFORMATION

         For the quarter ended June 30, 1998, Items 2, 3 and 5 are either inapplicable or would elicit a response of "None" and, therefore, no reference thereto has been made herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Annual Meeting of Stockholders

         The Annual Meeting of Stockholders of the Company was held on May 19, 1998, at which time the election of each of the following six Directors of the Company, each of whom will serve for a three-year term with the exception of Sydney L. Miller (who, in accordance with the Company's mandatory retirement policy for Directors, will serve until December 8, 1999, the date of his 70th birthday) was submitted to a vote of the Stockholders of the Company:

              Chester G. Atkins             Sydney L. Miller
              Robert L. Culver              Barbara C. Sidell
              Neal F. Finnegan              Paul D. Slater

         The following votes were cast with respect to the election of
Directors:

                                                  Withhold
                                      For         Authority    Abstain    Nonvoting
                                      ---         ---------    -------    ---------

          Chester G. Atkins        22,550,444      89,128         0           0
          Robert L. Culver         22,559,055      80,517         0           0
          Neal F. Finnegan         22,558,099      81,473         0           0
          Sydney L. Miller         22,515,119      124,453        0           0
          Barbara C. Sidell        22,454,774      184,797        0           0
          Paul D. Slater           22,511,374      128,197        0           0

         Two (2) vacancies were retained for this year's class of Directors which will serve until the 2001 Annual Meeting of Stockholders.

         The following is a list of the fifteen (15) additional Directors of the Company whose terms of office as Directors continued after the meeting:

              David E. Bradbury             Vikki L. Pryor
              Robert M. Coard               Gerald M. Ridge
              Alan K. DerKazarian           William Schwartz
              Donald C. Dolben              James V. Sidell
              Edward Guzovsky               Edward J. Sullivan
              Brian W. Hotarek              G. Robert Tod
              Francis X. Messina            Michael J. Verrochi, Jr.
                                Gordon M. Weiner

         Subsequent to the Annual Meeting, on July 20, 1998, in connection with the Company's acquisition of Somerset Savings Bank, James F. Drew became a Director of the Company. On August 3, 1998, Edward Guzovsky resigned from his Directorship at the Company, but continues as a Director of the Company's principal banking subsidiary, USTrust.

         The approval and ratification of the proposed new Annual Incentive Plan for key executives of the Company was also submitted to a vote of the Stockholders of the Company at the Annual Meeting of Stockholders held on May 19, 1998. The new Annual Incentive Plan was designed to advance the Company's interest by enhancing its ability to attract and retain key executives of the Company through the grant of performance-based incentive awards. The Plan was designed so that awards under the Plan to Executive Officers will qualify for the performance-based compensation exemption under Section 162(m) of the Internal Revenue Code.

         The following votes were cast with respect to the approval and ratification of the proposed new Annual Incentive Plan:

                 In Favor       Against      Abstain      Delivered Not Voted
                 --------       -------      -------      -------------------

                21,380,103      907,698      285,112            66,659


Special Meeting of Stockholders

         At a Special Meeting of Stockholders held on June 10, 1998, the Stockholders were asked to consider and vote upon proposals (i) to ratify and approve an Affiliation Agreement and Plan of Reorganization dated as of December 15, 1997, by and among UST Corp., Affiliated Community Bancorp, Inc. ("AFCB") and a wholly-owned acquisition subsidiary of UST Corp. and each of the transactions contemplated thereby; and (ii) to amend the Company's Restated Articles of Organization to increase the number of authorized shares of the Company's common stock from 45,000,000 to 75,000,000.

         The following votes were cast with respect to the two proposals:

                                                                         Delivered,
                                   In Favor      Against     Abstain     Note Voted
                                   --------      -------     -------     ----------

        AFCB Affiliation          17,066,110      36,792      64,782      3,397,885

        Common Stock Increase     20,244,825     233,858      96,886          0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              The Notice of Annual Meeting of Stockholders dated April 15, 1998 and related proxy card for the Annual Meeting of Stockholders to be held on May 19, 1998 was previously filed with the Securities and Exchange Commission on April 15, 1998 in hard copy and EDGAR electronic formats.

              The Notice of Special Meeting of Stockholders dated May 11, 1998 and related proxy card for the Special Meeting of Stockholders to be held on June 10, 1998 was previously filed with the Securities and Exchange Commission on May 11, 1998 in hard copy and EDGAR electronic formats.

              27.1 Article 9 Summary Financial Information for the six months ended June 30, 1998.

              27.2 Article 9 Restated Summary Financial Information for the six months ended June 30, 1997.

         (b)  Reports on Form 8-K.

              None.

         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.

Date:  August 14, 1998            By:   /s/  Neal F. Finnegan
                                       -----------------------------------------
                                       Neal F. Finnegan, President and Chief
                                        Executive Officer

Date:  August 14, 1998            By:   /s/  James K. Hunt
                                       -----------------------------------------
                                       James K. Hunt, Executive Vice President,
                                        Treasurer and
                                       Chief Financial Officer (Principal
                                        Financial Officer and
                                       Principal Accounting Officer)