Form 10-Q
period 1998-09-30
UST CORP /MA/
filed 1998-11-17
CIK 316901

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO


                             COMMISSION FILE #0-9623

                                   ----------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At October 30, 1998, there were 42,745,834 shares of common stock outstanding, par value $.625 per share.



================================================================================

                                    UST CORP.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

           ITEM 1.  Financial Statements

              Consolidated Balance Sheets - September 30, 1998
                 and December 31, 1997....................................... 3

              Consolidated Statements of Income -- Three and Nine
                 Months Ended September 30, 1998 and 1997.................... 4

              Consolidated Statements of Changes in Stockholders'
                 Investment -- Nine Months Ended September 30, 1998
                 and 1997.................................................... 5

              Consolidated Statements of Cash Flows -- Nine Months
                 Ended September 30, 1998 and 1997........................... 6

              Notes to Consolidated Financial Statements..................... 8


           ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............. 13

           ITEM 3.  Quantitative and Qualitative Disclosures
                 about Market Risk.......................................... 29


PART II. OTHER INFORMATION

           ITEM 1. Legal Proceedings........................................ 30

           ITEM 6. Exhibits and Reports on Form 8-K......................... 30

           SIGNATURES ...................................................... 30

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                    UST CORP.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          1998           1997
                                                                      ------------    -----------
                                     ASSETS

Cash, due from banks and interest-bearing deposits ..................  $  112,688      $  120,521
Federal funds sold and other short-term investments .................      17,424          81,000
Securities:
  Securities available-for-sale:
      Mortgage-backed securities ....................................     936,823         697,791
      U.S. Treasury and federal agencies, and other securities ......     270,756         249,645
                                                                       ----------      ----------
              Total securities available-for-sale ...................   1,207,579         947,436
  Securities held-to-maturity .......................................                     260,307
                                                                       ----------      ----------
              Total securities ......................................   1,207,579       1,207,743
Loans:
  Loans - net of unearned discount of $40,552 in 1998 and
      $31,662 in 1997 (Note 2) ......................................   4,181,778       3,967,529
  Reserve for possible loan losses (Note 2) .........................     (65,146)        (68,539)
                                                                       ----------      ----------
              Total loans, net ......................................   4,116,632       3,898,990
Premises, furniture and equipment, net ..............................      87,026          85,692
Intangible assets, net ..............................................      53,240          58,991
Other property owned, net ...........................................       3,391           7,046
Other assets ........................................................      70,931          72,995
                                                                       ----------      ----------
              Total assets ..........................................  $5,668,911      $5,532,978
                                                                       ==========      ==========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
  Noninterest-bearing ...............................................  $  771,118      $  781,926
  Interest-bearing:
      NOW ...........................................................     136,180         128,293
      Money market ..................................................     812,011         786,358
      Regular savings ...............................................     944,076         866,164
      Time:
           Certificates of deposit over $100 thousand ...............     309,511         326,102
           Other ....................................................   1,162,322       1,276,697
                                                                       ----------      ----------
           Total deposits ...........................................   4,135,218       4,165,540
Short-term borrowings ...............................................     837,176         589,881
Other borrowings ....................................................      89,423         226,345
Other liabilities ...................................................      78,823          62,156
                                                                       ----------      ----------
              Total liabilities .....................................   5,140,640       5,043,922
Commitments and contingencies (Note 3)
Stockholders' investment (Note 4):
  Preferred stock $1 par value; Authorized - 4,000,000  shares;
      Outstanding -- none
  Common stock $.625 par value; Authorized - 75,000,000 and
      45,000,000 shares in 1998 and 1997, respectively
  Issued - 42,691,469 and 42,097,643 shares in 1998
      and 1997, respectively ........................................      26,682          26,528
  Additional paid-in capital ........................................     199,906         191,645
  Retained earnings .................................................     289,307         268,049
  Accumulated other comprehensive income ............................      13,659           3,164
  Deferred compensation and other ...................................      (1,283)           (330)
                                                                       ----------      ----------
              Total stockholders' investment ........................     528,271         489,056
                                                                       ----------      ----------
              Total liabilities and stockholders' investment ........  $5,668,911      $5,532,978
                                                                       ==========      ==========



The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                     ---------------------       ----------------------
                                                      1998          1997           1998          1997
                                                     -------      --------       --------      --------
Interest income:
    Interest and fees on loans .................... $ 89,041      $ 84,290       $263,262      $242,156
    Interest and dividends on securities:
        Taxable ...................................   16,941        18,225         52,381        55,566
        Nontaxable and preferential rate income ...      508           540          1,773         1,526
    Interest on federal funds sold and other
        short-term investments ....................    1,024         1,760          3,147         4,023
                                                    --------      --------       --------      --------
             Total interest income ................  107,514       104,815        320,563       303,271
                                                    --------      --------       --------      --------
Interest expense:
    Interest on deposits ..........................   32,916        33,432         98,922        97,736
    Interest on borrowings ........................   11,862        11,770         34,054        34,846
                                                    --------      --------       --------      --------
             Total interest expense ...............   44,778        45,202        132,976       132,582
                                                    --------      --------       --------      --------
    Net interest income ...........................   62,736        59,613        187,587       170,689
Provision for possible loan losses (Note 2) .......      789           850          1,010         2,200
                                                    --------      --------       --------      --------
    Net interest income after provision for
        possible loan losses ......................   61,947        58,763        186,577       168,489
                                                    --------      --------       --------      --------

Noninterest income:
    Asset management fees .........................    3,732         3,254         11,311         9,599
    Deposit account service charges ...............    3,017         2,789          8,819         7,975
    Corporate services income, net ................    1,493         1,452          4,490         4,211
    Securities gains (losses), net ................      862          (488)         2,606        (1,054)
    Gain on sale of loans .........................      193             1            588         1,911
    Other .........................................    2,595         2,462          7,661         7,680
                                                    --------      --------       --------      --------
             Total noninterest income .............   11,892         9,470         35,475        30,322
                                                    --------      --------       --------      --------
Noninterest expense:
    Salary and employee benefits ..................   23,980        22,524         71,703        68,128
    Restructuring charges .........................   11,505                       11,505        11,751
    Acquisition and merger-related expense ........    8,046           946          8,071         3,796
    Occupancy, net ................................    3,898         3,775         11,948        11,217
    Equipment depreciation and maintenance ........    2,512         2,403          7,904         6,547
    Data processing services ......................    2,263         1,806          6,392         5,433
    Year 2000 readiness expense ...................    1,738            42          3,077            42
    Intangible asset amortization .................    1,589         2,004          5,213         5,336
    Advertising and promotion .....................    1,495         1,836          4,378         4,793
    Professional and consulting fees ..............      908         1,646          3,618         4,873
    Foreclosed asset and workout expense ..........      429           429          3,128         1,585
    Other .........................................    8,667         6,271         22,931        21,621
                                                    --------      --------       --------      --------
             Total noninterest expense ............   67,030        43,682        159,868       145,122
                                                    --------      --------       --------      --------
    Income before income taxes ....................    6,809        24,551         62,184        53,689
    Income tax provision ..........................    5,071         9,253         24,265        20,143
                                                    --------      --------       --------      --------
             Net income ........................... $  1,738      $ 15,298       $ 37,919      $ 33,546
                                                    ========      ========       ========      ========

Per share data (Note 4):
    Basic earnings per share ......................  $  0.04      $   0.36       $   0.90      $   0.80
    Diluted earnings per share ....................  $  0.04      $   0.36       $   0.88      $   0.79
    Cash dividends declared per share .............  $  0.14      $   0.10       $   0.39      $   0.27




The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           ACCUMULATED
                                            COMPREHENSIVE          ADDITIONAL                  OTHER       DEFERRED
                                               INCOME      COMMON    PAID-IN    RETAINED   COMPREHENSIVE  COMPENSATION
                                               (LOSS)       STOCK    CAPITAL    EARNINGS   INCOME (LOSS)   AND OTHER     TOTAL
                                            -------------  ------  ----------   --------   -------------  ------------   -----
Balance December 31, 1996,
   as previously reported ..................               $18,328  $111,158    $181,645     $(2,576)        $  466    $309,021

Adjustment for the Somerset
   Savings Bank pooling of
   interests (Note 5) ......................                 1,977    33,272      (5,401)                                29,848
Adjustment for the Affiliated
   Community Bancorp, Inc.
   pooling of interests (Note 5) ...........                 5,890    39,920      57,518        (532)        (1,394)    101,402
                                                           -------  --------    --------     -------         ------    --------
Balance December 31, 1996,
   as restated .............................               $26,195  $184,350    $233,762     $(3,108)        $(928)    $440,271

Comprehensive income (Note 6):
   Net income ..............................   $33,546                            33,546                                 33,546
   Other comprehensive income:
      Unrealized securities
        gains, net of $2,406 tax
        expense ............................     3,242
      Less: Reclassification of
        securities losses included
        in net income, net of $437
        tax benefit ........................      (617)                                        3,859                      3,859
                                               -------
           Total other comprehensive
             income ........................     3,859
                                               -------
           Total comprehensive income ......   $37,405
                                               =======
Cash dividends declared ....................                                     (11,436)                               (11,436)
Activity related to stock option,
   restricted stock and stock
   purchase plans. .........................                   243     6,152                                              6,395
Activity in Directors Deferred
   Compensation Program and other, net......                                                                    480         480
                                                           -------  --------    --------     -------         ------    --------
Balance September 30, 1997 .................               $26,438  $190,502    $255,872      $  751         $ (448)   $473,115
                                                           =======  ========    ========      ======         ======    ========

Balance December 31, 1997,
   as previously reported ..................               $18,601  $117,236    $201,355     $ 2,245         $  689    $340,126

Adjustment for the Somerset
   Savings Bank pooling of
   interests (Note 5) ......................                 1,978    33,333         566                                 35,877
Adjustment for the Affiliated
   Community Bancorp,  Inc.
   pooling of interests (Note 5) ...........                 5,949    41,076      66,128         919         (1,019)    113,053
                                                           -------  --------    --------     -------         ------    --------
Balance December 31, 1997,
   as restated .............................               $26,528  $191,645    $268,049      $3,164         $ (330)   $489,056

Comprehensive income (Note 6):
   Net income ..............................   $37,919                            37,919                                 37,919
   Other comprehensive income:
      Unrealized securities
        gains, net of $6,215
        tax expense ........................    12,020
      Less: Reclassification of
        securities gains included
        in net income, net of $1,081
        tax expense ........................     1,525
                                               -------
           Total other comprehensive
              income .......................    10,495                                        10,495                     10,495
                                               -------
           Total comprehensive income ......   $48,414
                                               =======
Cash dividends declared ....................                                     (16,707)                               (16,707)

Activity related to stock option,
   restricted stock and stock
   purchase plans ..........................                   154     8,261                                              8,415

Activity in Directors Deferred
   Compensation Program and other, net .....                                          46                       (953)       (907)
                                                           -------  --------    --------     -------         ------    --------
Balance September 30, 1998 .................               $26,682  $199,906    $289,307     $13,659        $(1,283)   $528,271
                                                           =======  ========    ========     =======        =======    ========




The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        -------------------------
                                                                          1998             1997
                                                                        ---------       ---------

Cash flows from operating activities:
  Net income .........................................................  $  37,919       $  33,546
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for possible loan losses ...............................      1,010           2,200
    Depreciation and amortization ....................................     13,475          10,769
    Accretion of securities discount, net ............................       (836)            (94)
    Securities gains (losses), net ...................................     (2,606)          1,054
    Gain on sale of other property owned, net ........................       1856             330
    Gain on sale of loans held-for-sale ..............................       (588)         (1,889)
    Writedowns of fixed assets .......................................        710           1,255
    Deferred income tax benefit ......................................     (3,670)         (3,337)
    Net change in other assets and other liabilities .................     14.914           9,612
                                                                        ---------       ---------
          Net cash provided (used) by operating activities ...........     62,184          53,446

Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale ...............    299,610         267,679
  Proceeds from sales of securities held-to-maturity .................     24,127          25,136
  Proceeds from maturities of securities available-for-sale ..........    105,633         165,356
  Proceeds from maturities of securities held-to-maturity ............    139,886          19,197
  Purchases of securities available-for-sale .........................   (544,505)       (335,325)
  Purchases of securities held-to-maturity ...........................    (19,011)        (58,900)
  Net decrease in federal funds sold and other .......................     60,283          13,170
  Net increase in loans ..............................................   (230,777)       (249,877)
  Net increase in loans held-for-sale ................................      3,955            (944)
  Proceeds from other property owned .................................      6,481           8,509
  Proceeds from loans held-for-sale ..................................                     14,250
  Net proceeds from sale of bank subsidiary...........................      7,795
  Purchases of premises and equipment ................................     (9,768)        (18,734)
                                                                        ---------       ---------
          Net cash (used) provided by investing activities ...........   (156,291)       (150,483)

Cash flows from financing activities:
  Net increase (decrease) in nontime deposits ........................    103,402          33,093
  Net (decrease) increase in certificates of deposit .................   (116,024)         41,138
  Net increase (decrease) in short-term and other borrowings .........    110,373         (12,708)
  Cash dividends paid ................................................    (15,291)        (10,305)
  Issuance of common stock for cash, net .............................      3,814           3,156
                                                                        ---------       ---------
          Net cash provided (used) by financing activities ...........     86,274          54,374
                                                                        ---------       ---------
  Decrease in cash and cash equivalents ..............................     (7,833)        (42,663)
  Cash and cash equivalents at beginning of year .....................    120,521         158,538
                                                                        ---------       ---------
  Cash and cash equivalents at end of period .........................  $ 112,688       $ 115,875
                                                                        =========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest .........................................................  $ 132,816       $ 128,120
                                                                        =========       =========
    Income taxes .....................................................  $  35,777       $  12,092
                                                                        =========       =========
Noncash transactions:
  Transfers from other assets to securities available-for-sale .......                  $     180
                                                                                        =========
  Transfers from securities held-to-maturity to available-for-sale ...  $ 170,758       $ 145,564
                                                                        =========       =========




  Transfers from loans to other property owned .......................  $  10,009       $   7,669
                                                                        =========       =========
  Common stock issuance ..............................................  $   4,601       $   1,504
                                                                        =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

            The consolidated financial statements of UST Corp. and its subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. All applicable prior period amounts included in this Form 10-Q have been restated to reflect the October 1997 acquisition of Firestone Financial Corp., the July 1998 acquisition of Somerset Savings Bank, and the August 1998 acquisition of Affiliated Community Bancorp, Inc., as poolings of interests. Refer to Note 5 for a further discussion of acquisitions. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain prior period amounts have been reclassified to reflect current reporting classifications.

            The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations for the full year or any other interim period.

(2)   RESERVE FOR POSSIBLE LOAN LOSSES

            Analysis of the reserve for possible loan losses for the nine months ended September 30, 1998 and 1997 is as follows:


                                                                   1998           1997
                                                                  -------        -------
                                                                  (DOLLARS IN THOUSANDS)

            Balance at beginning of period.....................   $68,539        $65,979

            Chargeoffs.........................................    11,076          5,375
            Recoveries on loans previously charged-off.........     6,726          4,630
                                                                  -------        -------
            Net chargeoffs.....................................     4,350            745

            Provision for possible loan losses ................     1,010          2,200
            Reserve of sold bank...............................       (53)
                                                                  -------        -------
            Balance at end of period...........................   $65,146        $67,434
                                                                  =======        =======


            The reserve for possible loan losses is determined based on a consistent, systematic method which analyzes the size and risk of the loan portfolio. See "Credit Quality and Reserve for Possible Loan Losses" in Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)   COMMITMENTS AND CONTINGENCIES

            At September 30, 1998, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                    CONTRACT OR NOTIONAL AMOUNT
                                                    ---------------------------
                                                       (DOLLARS IN THOUSANDS)

        Commitments to extend credit ....................  $1,051,000
        Standby letters of credit and financial
           guarantees written ...........................      85,000
        Loans sold with recourse ........................       9,621
        Commercial letters of credit ....................       6,000
        Foreign exchange contracts ......................       2,000

(4)   EARNINGS PER SHARE CALCULATION

            The Company computes earnings per share in accordance with SFAS No.
      128. This Statement supersedes APB No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaced the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB No. 15, for all entities with complex capital structures. This Statement was effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented, including quarterly information. The Company's common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Basic and Diluted EPS computations for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                             -------------------        -------------------
                                                              1998         1997          1998         1997
                                                             -------     -------        -------     -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Basic earnings per share computation:
   Numerator:
      Net income ..........................................  $ 1,738     $15,298        $37,919     $33,546
   Denominator:
      Weighted average shares outstanding .................   42,606      42,267         42,247      42,082
Basic earnings per share ..................................  $  0.04     $  0.36        $  0.90     $  0.80

Diluted earnings per share computation:
   Numerator:
      Net income ..........................................  $ 1,738     $15,298        $37,919     $33,546
   Denominator:
      Weighted average shares outstanding .................   42,606      42,267         42,247      42,082
      Dilutive stock options ..............................      785         579            993         577
                                                             -------     -------        -------     -------
        Weighted average diluted shares outstanding .......   43,391      42,846         43,240      42,659
                                                             =======     =======        =======     =======

Diluted earnings per share ................................  $  0.04     $  0.36        $  0.88     $  0.79


                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)   ACQUISITIONS

      Walden Bancorp, Inc.

            On January 3, 1997, the Company completed its acquisition of Walden Bancorp, Inc. ("Walden"), a $1.0 billion multi-bank holding company headquartered in Acton, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1.9 shares of the Company's common stock for each share of Walden common stock. The Company's outstanding stock increased by 10,125,540 shares to a total of 28,144,163 shares on the date of acquisition. Based on the closing price of the Company's stock as of January 3, 1997, the market value of the shares exchanged totaled $207 million. Walden's two subsidiary banks, The Braintree Savings Bank and The Co-operative Bank of Concord, operated a total of seventeen branches located in the Massachusetts counties of Middlesex, Norfolk and Plymouth. The Co-operative Bank of Concord and The Braintree Savings Bank were merged into USTrust during the second quarter of 1997. In the first quarter of 1997 the Company recognized a nondeductible charge of $2.8 million in nonrecurring acquisition and merger-related expense and a pre-tax $11.8 million restructuring charge associated with the transaction.

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

      Somerset Savings Bank

            On July 20, 1998, the Company completed its acquisition of Somerset Savings Bank ("Somerset"), a Massachusetts savings bank headquartered in Somerville. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 0.19 shares of the Company's common stock for each share of Somerset common stock. The Company's outstanding stock increased by 3,203,373 shares to a total of 33,100,551 shares on the date of acquisition. Based on the closing price of the Company's stock as of July 20, 1998, the market value of the shares exchanged totaled $88.9 million. Somerset operated six branches in Middlesex County. At the date of acquisition, Somerset was merged with and into USTrust, a principal subsidiary bank of the Company. Also, upon the completion of the acquisition, the Company redesignated approximately $82 million of former Somerset securities from the held-to-maturity classification to securities available-for sale.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)   ACQUISITIONS (CONT'D.)

      Affiliated Community Bancorp, Inc.

            On August 7, 1998, the Company completed its acquisition of Affiliated Community Bancorp, Inc. ("Affiliated"), a multi-bank holding company headquartered in Waltham, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1.41 shares of the Company's common stock for each share of Affiliated common stock. The Company's outstanding stock increased by 9,439,735 shares to a total of 42,542,386 shares on the date of acquisition. Based on the closing price of the Company's stock as of August 7, 1998, the market value of the shares exchanged was $225 million. Affiliated's three subsidiary banks, The Federal Savings Bank
      ("Federal"), Lexington Savings Bank ("Lexington") and Middlesex Bank & Trust Company ("Middlesex"), operate a total of thirteen branch offices in Middlesex County. It is expected that Federal and Lexington will be merged with and into USTrust during the fourth quarter. As contemplated by the terms of the agreement under which the Affiliated acquisition was consummated, Middlesex Bank & Trust Company, a $28 million bank, was sold for $8.24 million to a private investor unaffiliated with the Company. Upon the completion of the Affiliated acquisition, the Company redesignated approximately $137 million of former Affiliated securities from the held-to-maturity classification to securities available-for-sale.

      The following presentation reflects key line items on a historical basis for Somerset, Affiliated and UST Corp. and on a pro forma combined basis assuming the mergers were in effect for the periods presented:

                                              UST CORP., AS         SOMERSET, AS        AFFILIATED, AS        UST CORP.,
                                           ORIGINALLY REPORTED  ORIGINALLY REPORTED   ORIGINALLY REPORTED     RESTATED
                                           -------------------  -------------------   -------------------     --------
                                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

YEAR ENDED DECEMBER 31, 1997
   Net interest income......................   $  175,205            $ 19,826             $   35,499         $  230,530
   Net income...............................       32,393               5,967                 11,856             50,216
   Net income per diluted share.............         1.08                0.35                   1.78               1.18
   Total assets.............................    3,838,258             539,672              1,155,048          5,532,978
   Total deposits...........................    2,978,215             455,886                731,439          4,165,540
   Total shareholders' investment...........      340,126              35,877                113,053            489,056

THREE MONTHS ENDED SEPTEMBER 30, 1997
   Net interest income......................   $   45,737            $  4,960             $    8,916         $   59,613
   Net income...............................       10,600               1,749                  2,949             15,298
   Net income per diluted share.............         0.35                0.10                   0.43               0.36

NINE MONTHS ENDED SEPTEMBER 30, 1997
   Net interest income......................   $  129,540            $ 14,780             $   26,369         $  170,689
   Net income...............................       20,273               4,445                  8,828             33,546
   Net income per diluted share.............         0.67                0.26                   1.32               0.79
   Total assets.............................    3,775,950             520,339              1,128,579          5,424,868
   Total deposits...........................    2,863,927             457,813                705,434          4,027,174
   Total shareholders' investment...........      328,624              34,333                110,158            473,115



(6)   COMPREHENSIVE INCOME

            On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in stockholders' investment during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen, as allowed by SFAS No. 130, to disclose Comprehensive Income, which encompasses net income and unrealized gains or losses on securities available-for-sale, in the Consolidated Statements of Changes in Stockholders' Investment. Prior years have been restated to conform to SFAS No. 130 requirements. The impact of this Statement for the nine months ended September 30, 1997 was to increase reported net income of $33.5 million to a total comprehensive net income of $37.4 million. The impact for the nine months ended September 30, 1998 was to increase reported income of $37.9 million to a total comprehensive net income of $48.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information. Please refer to "Cautionary Statement Regarding Forward-looking Information" of this Form 10-Q for a further discussion. All applicable prior period financial data included in this discussion has been restated to reflect the 1997 acquisition of Firestone Financial Corp. ("Firestone") and the 1998 acquisitions of Somerset Savings Bank ("Somerset") and Affiliated Community Bancorp, Inc. ("Affiliated") as poolings of interests.

HIGHLIGHTS

      Net income for the quarter, which included merger-related and restructuring charges, was $1.7 million, or $0.04 per diluted share, compared with $15.3 million, or $0.36 per diluted share, for the same period last year. The third quarter 1998 results included nonrecurring charges of $8.1 million for nondeductible merger-related expenses and a pre-tax charge of $11.5 million for restructuring expenses associated with the Somerset and Affiliated acquisitions. Third quarter 1997 results included $946 thousand of merger-related expenses related to the acquisition of Firestone. Excluding these merger and restructuring costs, operating earnings for the quarter were $16.9 million, or $0.39 per diluted share, compared with $16.2 million, or $0.38 per diluted share last year.

      This quarter's earnings reflect a $3.1 million increase net interest margin due to favorable changes in asset and liability mix and earning asset growth, increases in asset management and deposit fee income, and an increase in realized securities gains of $1.4 million. This quarter also included a one-time cost of $2.0 million resulting from the upgrade of the Company's automated branch platform and teller systems and $1.7 million in Year 2000 readiness expense. For the nine months ended September 30, 1998, net income was $37.9 million, or $0.88 per diluted share compared with $33.5 million, or $0.79 per diluted share for the same period last year. Results for both year-to-date periods included merger-related and restructuring charges associated with acquisitions.

      Return on average equity and average assets were 1.32 percent and .12 percent for the third quarter of 1998. Excluding merger-related and restructuring charges, operating returns on average equity and average assets were 12.86 percent and 1.20 percent compared with 14.05 percent and 1.22 percent, respectively, last year. The decrease in these performance ratios was reflective of the one-time $2.0 million automated branch and teller systems costs and $1.7 million in Year 2000 readiness expense this quarter.

NET INTEREST INCOME ANALYSIS

      Net interest income on a fully taxable equivalent basis was $63.0 million for the quarter ended September 30, 1998, compared with $59.9 million for the same period a year ago. For the first nine months of 1998, net interest income was $188.5 million compared with $171.8 million last year. The increase in net interest income in both comparisons was due to a combination of earning asset growth, favorable changes in earning asset and deposit mix, noninterest and low cost deposit growth and lower borrowing costs.

      Average loans increased 10 percent in both the three- and nine-month periods, or $392 million and $380 million, respectively, from the same period last year to $4.134 billion and $4.039 billion, respectively, this year. As exhibited in the table below, loan growth was the largest contributor to the improvement in net interest income, with an $8.6 million volume-related interest income increase for the quarter and a $24.9 million increase for the nine months ended September 30. Lower-yielding assets, such as securities, decreased an average of $82 million and $74 million for the three- and nine-month periods, respectively, and average Federal Funds sold decreased $34 million and $18 million for the same periods. Average low-cost savings deposits, including regular savings, NOW and money market increased $140 million and $75 million from the three- and nine-month periods last year while higher-cost certificates of deposit decreased an average of $78 million and $34 million, respectively. Noninterest-bearing deposits increased an average of $111 million and $159 million from the three- and nine-month periods last year. The effect on net interest income from these favorable changes in volume of interest-earning assets and interest-bearing liabilities was an increase of $6.3 million and $20.0 million for the three and nine months ended September 30, 1998 compared with the same periods last year.

      Yield on earning assets declined 23 basis points for the three months ended September 30, 1998 while the decrease for the nine-month period was limited to 2 basis points. A decrease in loan yield of 40 basis points in the quarter comparison and 14 basis points in the nine-month comparison was the largest factor affecting total earning asset yield. Loan yields, in particular rates on new commercial loans, are below last year's levels reflective of the competitive pressure on loan pricing. In addition, this quarter and also the nine-month period reflected lower interest income recoveries on payoffs of nonaccrual loans than the same periods last year. While there has been a lot of volatility, market rates, particularly short term, have been on a downward trend. The Federal Reserve Board recently announced two interest rate cuts in the rate charged to member banks for borrowings from the Federal Reserve. Following the announcement, the Company's subsidiary banks, consistent with most banks across the country, decreased the prime lending rate a total of 50 basis points. As a result, the Company's yield on earning assets is expected to decrease further in future quarters.

      The cost of interest-bearing liabilities decreased 15 basis points this quarter to 4.20 percent and 4 basis points to 4.23 percent for the nine-month period. While rates on deposits, such as NOW, money market and regular savings increased slightly to assist in maintaining the strong growth in these low-cost deposits, time certificates of deposit decreased 13 basis points this quarter compared to a year ago as older certificates matured and repriced at the current lower offering rates. The Company expects to continue to adjust rates on new certificates as well as some savings products consistent with the general trend in interest rates. Borrowing costs decreased 26 basis points in the three-month period and 22 basis points in the nine-month period to 5.37 percent and 5.40 percent, respectively. The decrease reflects the replacement of long-term, higher rate borrowings with overnight borrowings which allows the Company to take advantage of falling interest rates and reduce its funding costs. The net effect of rate changes on net interest income for the three and nine months ended September 30, 1998, compared with the same periods last year, was a decrease of $3.2 million for both periods.

      As a result of the aforementioned yield and volume changes, the interest rate margin and spread decreased slightly from 4.72 percent and 3.93 percent, respectively, last year, to 4.71 percent and 3.85 percent, respectively, this year. This quarter's interest rate margin and spread were also lower than the
4.78 percent and 3.94 percent in the second quarter of this year. The Company, in anticipation of continued falling interest rates has positioned its balance sheet to be liability sensitive which should allow it to take greater advantage of falling funding costs. As part of this positioning, the Company extended the average life of earning assets to reduce the effects of earning assets repricing at lower rates. The Company expects that this position will assist in maintaining its current level of interest rate margin and spread. Although such expectations, which are subject to the volatility of market interest rates, may not be actually realized. For a further discussion, refer to the caption Interest Rate Risk contained in this Form 10-Q. For the year-to-date period through September 30, the interest rate margin and spread of 4.80 percent and
3.96 percent, respectively, were ahead of last year of 4.63 percent and 3.94 percent, respectively.

      The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the three- and nine-month periods ended September 30, 1998 when compared with the three and nine months ended September 30, 1997. Changes attributable to both rate and volume are allocated on a weighted basis.


                                                  THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                      1998 COMPARED WITH 1997                   1998 COMPARED WITH 1997
                                                INCREASE (DECREASE) DUE TO CHANGE IN:     INCREASE (DECREASE) DUE TO CHANGE IN:
                                                ------------------------------------      ------------------------------------
                                                 AVERAGE         AVERAGE                   AVERAGE       AVERAGE
                                                 VOLUME           RATE         TOTAL        VOLUME         RATE         TOTAL
                                                ----------       -------      ------      ---------      -------       -------
                                                                       (DOLLARS IN THOUSANDS)

Interest income:
  Interest and fees on loans*.................... $ 8,562      $(3,843)       $4,719        $24,859      $(3,851)      $21,008
  Interest and dividends on securities:
      Taxable....................................  (1,417)         133        (1,284)        (4,027)         842        (3,185)
      Nontaxable and preferential
         rate income* ...........................      89         (132)          (43)           509         (281)          228
  Interest on federal funds sold and other.......    (456)        (280)         (736)          (772)        (104)         (876)
                                                  -------       ------        ------        -------      -------       -------
        Total interest income*........ ..........   6,778       (4,122)        2,656         20,569       (3,394)       17,175
                                                  -------       ------        ------        -------      -------       -------
Interest expense:
  Interest on regular savings, NOW and
    money market deposits........................     920          174         1,094          1,429        1,351         2,780
  Interest on time deposits......................  (1,079)        (531)       (1,610)        (1,419)        (175)       (1,594)
  Interest on borrowings.........................     652         (560)           92            583       (1,375)         (792)
                                                  -------       ------        ------        -------      -------       -------
        Total interest expense...................     493         (917)         (424)           593         (199)          394
                                                  -------       ------        ------        -------      -------       -------
Net interest income.............................. $ 6,285      $(3,205)       $3,080        $19,976      $(3,195)      $16,781
                                                  =======      =======        ======        =======      =======       =======


-------------

* Fully taxable equivalent at the federal income tax rate of 35 percent, and includes applicable state taxes, net of federal benefit. The tax equivalent adjustments were $61 and $196 thousand on loans and $219 and $762 thousand on nontaxable and preferential rate taxable securities for the three and nine months ended September 30, 1998, respectively.


NONINTEREST INCOME

      Total noninterest income increased $2.4 million this quarter to $11.9 million. Realized gains this quarter of $862 thousand were recorded from the sale of smaller denomination securities and those containing risk of prepayment in a falling interest rate environment and sales of certain equity securities held by the parent Company. This compares with a net loss of $488 thousand in the same quarter last year. Asset management fees were up 15 percent, or $478 thousand, from the same quarter a year ago. Service charges on deposit accounts increased 8 percent, or $228 thousand, due to the growth in noninterest-bearing and saving deposit balances. Gain on sale of loans this quarter of $193 thousand, included gains recorded on the sale of $21 million in substandard commercial and residential loans.

      For the first nine months of this year, total noninterest income increased $5.2 million to $35.5 million. Securities gains totaled $2.6 million, a $3.7 million increase over the $1.1 million in realized losses recorded last year. Asset management fees increased 18 percent, or $1.7 million due to growth in balances under management, and deposit services charges increased 11 percent due to growth in deposits. Gain from loan sales this year were $588 million, which includes gains on sale of fixed rate residential mortgage loans in the secondary market and gains on sale of substandard loans. The $1.9 million gain last year was mostly from the sale of substandard loans.

NONINTEREST EXPENSE

      Total noninterest expense was $67.0 million, $23.3 million higher than the same quarter a year ago. This quarter included $11.5 million in restructuring charges and $8.1 million in nondeductible acquisition and merger-related expense related to the Somerset and Affiliated acquisitions, compared with $946 thousand in merger costs associated with the acquisition of Firestone Financial Corp. in 1997. Acquisition and merger-related expense consisted of professional fees paid to attorneys, accountants and investment advisory firms for work performed on the acquisition transactions. Restructuring charges included expenses paid and provisions for severance payments to Somerset and Affiliated executives and staff, processing systems conversions and deconversion costs, customer communications related to the effect of the acquisitions, and write-offs of certain Somerset and Affiliated assets. Year 2000 readiness expense was $1.7 million this quarter compared with a nominal expense last year. Refer to below for a further discussion of Year 2000. Other noninterest expense increased $2.4 million from the same quarter last year. The increase includes a one-time cost of $2.0 million in connection with the upgrade of the Company's automated branch platform and teller systems.

      The third quarter operating efficiency ratio, which excludes realized gains/losses on sales of securities and loans and merger-related and restructuring expenses was 64.5 percent compared with 61.4 percent for the same period last year. Excluding unusual charges such as the Year 2000 readiness expense of $1.7 million and $2.0 million expense associated with the branch automation, the efficiency ratio for the third quarter of this year was 59.4 percent.

      For the nine months ended September 30, 1998, noninterest expense increased $14.7 million to $159.9 million. This year included $19.6 million in merger and restructuring charges compared with $15.5 million last year. Year 2000 readiness expense was $3.1 million in 1998 compared to a nominal expense last year. Personnel costs increased $3.6 million from last year. Foreclosed asset and workout expense of $3.1 million this year included a $1.8 million writedown of other real estate owned formerly held by Somerset. Other noninterest expense this year included the aforementioned costs associated with branch automation.

      The merger of Somerset with and into USTrust, a principal banking subsidiary of the Company, occurred during the third quarter. Consequently, the integration and conversion of Somerset operating systems with USTrust systems began late in the quarter and will continue into the fourth quarter. Also the merger with and into USTrust and system integration and conversions of the Affiliated banks, The Federal Savings Bank and Lexington Savings Bank, is expected to occur in the fourth quarter of this year. As a result, the Company's noninterest expenses reflected little cost savings associated with the acquisitions in the third quarter of this year and limited savings is expected in the fourth quarter.


Year 2000

      In 1997, the Company assembled a project team of senior officers and outside consultants to assess the impact of the Year 2000 problem on its systems and certain systems of its customers, vendors and other parties that service or otherwise interact with the Company. The Year 2000 problem, which is common to most corporations, concerns the inability of computer-based systems, including among others, computer hardware, embedded chips, and computer software programs, to recognize properly and process date-sensitive information involving 20th and 21st century dates. Data processing for the Company's major operating systems (loans and deposits) is conducted in-house using programs developed primarily by third-party vendors. Inventory and Year 2000 readiness assessment of all information and noninformation systems and applications have been completed and all third-party vendors who provided applications to the Company have been contacted. Efforts to bring the major operating systems, and certain outsourced applications, into compliance with Year 2000 requirements have or will be accomplished primarily through the installation of updated or replacement programs developed by third parties. In addition, the status of all Company facilities and all significant third-party providers of goods and services to the Company has been assessed. Starting in

March 1998, the Company retained the services of Arthur Andersen LLP, Atlantic Data Services, Inc., and certain additional outside advisors and programmers to augment the Company's efforts in addressing its Year 2000 compliance. Arthur Andersen's efforts have been focused upon assisting the Company in project management and progress assessment.

      Bank regulatory agencies have issued guidance as to the standards they will use when assessing Year 2000 readiness. The failure of a financial institution, such as the Company, to take appropriate steps to address deficiencies in their Year 2000 project management process may result in regulatory enforcement actions which could have a material adverse effect on the institution, result in the imposition of civil money penalties, or result in the delay (or receipt of an unfavorable or critical evaluation of management of a financial institution in connection with regulatory review) of applications seeking to acquire other entities or otherwise expand the institution's activities.

      The Company's Year 2000 Readiness Program contains a number of discrete segments, including among others, Awareness and Assessment, Project Planning, Remediation, Unit Test Plans, Unit Testing, Commercial (including evaluation and monitoring stages), Retail, Contingency Plans for Information Systems and Contingency Plans for Business Continuation. Awareness and Assessment, Project Planning for all aspects and Unit Test Plans for mission critical technology systems have been completed. Mission critical systems are defined by the Company as those vital to the successful continuance of core business activities. Test Plans for noncritical applications are in process of development and are expected to be completed during the first quarter of 1999.

      The Remediation phase, wherein software and hardware are either modified or replaced, is well underway and presently scheduled to be substantially completed by year-end 1998 for mission critical applications and by mid-1999 for nonmission critical applications. Specifically, during the third quarter of 1998, the Company successfully installed a new commercial loan system, upgraded its deposit system to the vendor's latest version, and began installing a new teller system. Mission critical systems testing is targeted to be substantially complete by December 31, 1998 and nonmission critical systems are expected to be completely tested by the end of the first half of 1999. To help achieve the completion of testing for nonmission critical applications, the Company has engaged the services of an additional third-party vendor, Command Systems, Inc.

      The initial portion of the Commercial phase, which includes the evaluation of credit risk stemming from problems borrowers may have in resolving their own Year 2000 issues, has been completed; however, monitoring of the remediation efforts of high risk customers will be ongoing. During the monitoring stage the Company is implementing a course of action and procedures designed to reduce any increased potential credit risk as a result of borrowers' Year 2000 issues. Also encompassed in this phase is the in-process evaluation, assessment and monitoring of the state of readiness of the Company's funds providers and the capital markets. The Retail phase is largely focused on customer communications as to the state of the Company's Year 2000 readiness. The initial communications have been distributed and the process is ongoing.

      Contingency Planning (other than business continuation planning) for all mission critical technology systems has been completed and will be updated periodically during 1998 and 1999. The process of updating the Company's existing Business Continuation Plan to address Year 2000 issues began July 1. The Company has yet to identify any operating system which appears unlikely to be Year 2000 compliant or for which a suitable alternative cannot be implemented. Since, however, the Company is heavily dependent on third parties for software and other support, there are risks that the Company's operations could be disrupted by adverse developments affecting the operations of these third parties. Such risks include, among other matters, an inability to process and underwrite loan applications, to credit deposits and withdrawals from deposit accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in normal banking activities. Additionally, if those commercial borrowers whose operations depend heavily on automated systems experience Year 2000 compliance problems affecting their ability to repay, the Company's financial condition and results of operations could be adversely affected by requirements to record additional loan loss provisions. Furthermore, the Company faces financial risk from its fund providers as the Year 2000 problem may produce some deposit contraction forcing a change to alternative and higher cost funding sources. Finally, to the extent that certain utility and communication services utilized by the Company face Year 2000 problems, the Company's operations could be disrupted. Utilizing the resources of the Company's existing Disaster Recovery consultant, all Business Continuation Plans will address Year 2000 issues with completion of initial contingency plans targeted for December 31, 1998.

      The Company believes that it will be able to modify or replace any affected systems in time to minimize any detrimental effects on the Company's operations. In a large number of cases, Year 2000 compliant systems have been installed or are in the process of installation. The Company expects that it will incur costs to replace existing hardware and software which will be capitalized and amortized in accordance with the Company's existing accounting policy while maintenance or modification costs will be expensed as incurred. At September 30, 1998, Year 2000 readiness expense totaled $3.1 million, all of which was recorded during the first nine months of 1998. Although total costs for the entire project have yet to be determined, the Company expects to incur, as current operating expense (including the above $3.1 million), costs in the range of $7 million to $8 million to assure Year 2000 readiness. This estimate represents an increase over the original estimate of $4 million to $5 million and results primarily from additional third-party costs to be incurred in the testing phase. These costs and estimates do not include internal costs incurred for Year 2000 matters. Such internal costs, which are not separately tracked by the Company, consist principally of payroll costs of the Company's information systems group. Capital expenditures for new equipment and software purchases are expected to total an additional $1 million. This estimate does not include the cost of a number of system installations previously planned by the Company in the normal course of business. Costs of the Year 2000 project are based on current estimates and actual results could vary significantly from such estimates. If the Company's Year 2000 Readiness Program were unsuccessful, it would have a material adverse effect on its future operating results and the financial condition of the Company. Accordingly, the Company's Board of Directors is actively involved in monitoring management's efforts to address Year 2000 readiness and has instructed management to allocate appropriate resources to address these matters.

      Ultimately, an estimation of the efforts of the Company in addressing the Year 2000 issue in a successful and timely manner depends to a large extent not only on the corrective measures that the Company undertakes, but also on the efforts undertaken by businesses and other independent entities who provide data to, or receive data from, the Company as borrowers, vendors or customers. In particular, the Company's credit risk associated with its borrowers may increase as a result of problems such borrowers may have in resolving their own Year 2000 issues. Although the Company has completed its initial evaluation, it is a continuing process and is subject to re-evaluation. It is not possible to quantify the magnitude of any potential increased credit risk at this time. The impact of the Year 2000 problem on borrowers, however, could result in increases in problem loans and credit losses in future years.

INCOME TAXES

      The Company recorded income taxes in the third quarter of this year of $5.1 million which resulted in an effective tax rate of 74.5 percent compared with $9.3 million at an effective rate of 37.7 percent for the same period last year. The Company recorded $8.1 million this quarter and $946 thousand in the third quarter of 1997 in nondeductible merger-related expenses. Excluding these expenses from pre-tax income, the effective tax rate for this quarter was 34.1 percent and 36.3 percent last year. The decrease in effective rate was mostly attributable to the formation of a wholly-owned Real Estate Investment Trust ("REIT") subsidiary earlier this year. The REIT holds a substantial portion of the Company's commercial real estate loan portfolio, which was originated by and transferred from USTrust. Income earned by a REIT is taxed at a lower state tax rate than a bank.

      Included in other assets as of September 30, 1998 was a deferred tax asset of approximately $18.9 million. The Company believes that it is more likely than not that the benefit of this deferred asset will be realized in future periods.

ASSETS

      Total assets at September 30, 1998 were $5.669 billion, an increase of $136 million since the beginning of the year. Loan growth of $214 million to $4.182 billion was net of a $21 million sale of substandard loans in the third quarter. The increase in assets from loan growth was partially offset by a $61 million decrease in federal funds sold and a lower balance of cash. The following table presents the composition of the loan portfolio:


                                        SEPTEMBER 30,    JUNE 30,       MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                                            1998           1998           1998          1997            1997
                                        -----------     ----------     ----------    -----------    ------------
                                                                (DOLLARS IN THOUSANDS)

Commercial and financial................ $1,215,197     $1,134,797     $1,060,745     $1,076,980     $  994,023
Commercial real estate:
  Construction..........................     64,408        103,162        105,170        109,787        120,519
  Developer, investor and land..........    520,741        530,353        524,245        540,924        559,925
Commercial lease financing..............     74,961         65,366         58,965         56,260         55,466

Consumer:
  Residential mortgage..................  1,196,963      1,240,197      1,297,330      1,371,021      1,390,215
  Home equity...........................    125,446        129,365        131,905        134,874        134,061
  Indirect automobile installment.......    859,978        753,362        676,999        605,486        516,187
  Other consumer........................     39,102         41,715         42,611         45,914         46,668
  Indirect automobile lease financing ..     84,982         62,119         40,822         26,283         10,582
                                         ----------     ----------     ----------     ----------     ----------
        Total loans..................... $4,181,778     $4,060,436     $3,938,792     $3,967,529     $3,827,646
                                         ==========     ==========     ==========     ==========     ==========

      The Company's commercial loan portfolios listed above totaled $1.800 billion at September 30, 1998, reflecting a net increase of $73 million since year end and $126 million from a year ago. The net increase was primarily due to the purchase of an $80 million commercial loan portfolio during the first quarter of 1998 as new loan originations and advances were offset with payoffs.

      Residential loans decreased $174 million during the first nine months to $1.197 billion due to high levels of prepayment and normal amortization. The currently low interest rate environment has accelerated prepayment rates in this portfolio and is expected to continue in the near term. Accompanying the Company's acquisition of Affiliated this quarter was the residential mortgage loan origination operations of Lexington Savings Bank. Following the merger of Lexington with and into USTrust during the fourth quarter, the Company expects to expand residential mortgage origination activities throughout all of USTrust branch and retail service outlets. Prior to this acquisition, the Company's subsidiary banks did not provide residential origination services.

      The indirect automobile loan portfolio grew 42 percent, or $254 million, in the first nine months of this year to $860 million. In comparison with a year ago, the portfolio grew 66 percent, or $344 million, due to the exiting of some larger competitors from the market during the latter half of 1997. Management expects growth in this portfolio to be at the more moderate pace as competition has recently intensified. These loans are subjected to the Company's credit quality standards and are not what is referred to in the industry as "subprime" automobile loans.

      Beginning in the second half of 1997, the Company made available indirect automobile lease financing through existing client automobile dealers. This portfolio totaled $85 million at September 30, 1998, compared with $26 million at year end.

LIQUIDITY AND FUNDING

      Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through amortization, maturity or sale of assets such as loans and securities, liability sources such as increased deposits, utilization of a Federal Home Loan Bank credit facility, purchased or other borrowed funds, and access to the capital markets. The Company's securities portfolio is classified entirely as available-for-sale, which provides the flexibility to sell certain securities based upon changes in economic or market conditions, interest rate risk and the Company's financial position and liquidity.

      At September 30, 1998, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $499 million, or 9 percent of total assets.

      The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term and other borrowings. Total deposits decreased $30 million since year-end 1997 to $4.135 billion. Noninterest-bearing deposits decreased $11 million. Savings deposits increased $111 million while certificates of deposit decreased $131 million. Short-term and other borrowings, which consist principally of securities sold under agreement to repurchase and borrowings from the Federal Home Loan Bank ("FHLB"), increased $110 million to $927 million. The decrease in other borrowings since year end reflects the maturity of long-term FHLB borrowings in the first nine months of this year, refinanced as short-term or overnight FHLB borrowings.

      As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $10 million during the nine-month period ended September 30, 1998. Cash provided by operations resulted largely from net income earned during the period. Cash used by investing activities was due to net new loan fundings partially offset by a reduction in federal funds sold. Net cash provided by financing activities was primarily due to a shift in the deposit mix from certificates of deposit to nontime deposits and increased short-term and other borrowings.

      At September 30, 1998, the parent Company had $3 million in cash and $4 million in repurchase agreements compared to $6 million in cash and $4 million in repurchase agreements at year end. The decrease in cash was primarily due to $11 million in dividends paid to shareholders net of $8 million in dividends received from subsidiaries.

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

      The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate, U.S. Treasuries or the London Interbank Offered Rate ("LIBOR").

       The following table summarizes the Company's GAP position at September 30, 1998.

                                                                        INTEREST SENSITIVE PERIODS
                                               -------------------------------------------------------------------------
                                               0-30 DAYS       31-91 DAYS       91-365 DAYS     OVER 1 YEAR        TOTAL
                                               ---------       ----------       -----------     -----------        -----
                                                                          (DOLLARS IN MILLIONS)

Loans, net of reserve........................   $1,305           $ 228            $ 724            $1,860         $4,117
Federal funds sold and other.................       20                                                                20
Securities...................................       61             106              190               851          1,208
Other assets.................................                                                         324            324
                                                ------           -----            -----            ------         ------
        Total assets.........................   $1,386           $ 334            $ 914            $3,035         $5,669
                                                ------           -----            -----            ------         ======

Interest-bearing deposits....................   $  885           $ 250            $ 715            $1,514         $3,364
Borrowed funds...............................      820              33               43                31            927
Noninterest-bearing deposits.................      164                                                607            771
Other liabilities and
     stockholders' equity ...................        7                                                600            607
                                                ------           -----            -----            ------         ------
        Total liabilities and equity.........   $1,876           $ 283            $ 758            $2,752         $5,669
                                                ------           -----            -----            ------         ======

GAP for period...............................   $ (490)          $  51            $ 156            $  283
                                                ------           -----            -----            ------
Cumulative GAP...............................   $ (490)          $(439)           $(283)           $    0
                                                ======           =====            =====            ======

As a percent of total assets.................    (8.64)%         (7.74)%          (4.99)%



      The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for noninterest-bearing deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At September 30, 1998, the one-year cumulative GAP position was negative at $283 million, or approximately 5 percent of total assets, in anticipation of continued falling interest rates. Average life of earning assets has been extended through reductions in federal funds sold and replacement and build-up in the securities portfolio of long-term securities containing reduced economic risk from prepayment. In addition, the average life of interest-bearing liabilities has been shortened as long-term borrowings at maturity have been replaced with short-term over overnight borrowings.

      The Company also uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., 12 month) time horizon. Simulation analysis involves projecting future interest income and expense from the Company's assets, liabilities and off-balance sheet positions under various scenarios. The Company's limits on interest rate risk specify that, if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 10 percent. The following tables reflects the Company's estimated exposure as a percentage of estimated net interest income, and consequently net income, for the next 12 months, assuming an immediate shift in interest rates:

                                           ESTIMATED EXPOSURE AS A PERCENTAGE
  RATE CHANGE (BASIS POINTS)                    OF NET INTEREST INCOME
  --------------------------               ----------------------------------

             +200                                      (3.00%)
             -200                                       3.00%


      As shown in the table above, the Company's liability sensitive balance sheet position would produce a 3 percent increase in net interest income over the 12 months if rates were to decrease 200 basis points. Shortcomings are inherent in a simulation analysis. Certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. Additionally, the proportion of fixed-rate loans in the Company's portfolio could increase in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, early withdrawal and prepayments levels could deviate significantly from those assumed in the analysis. Finally, the ability of some borrowers to repay their adjustable rate mortgage loans may decrease in the event of interest rate increases.

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

      At September 30, 1998, substandard loans were $34.1 million compared with $53.8 million at December 31, 1997. A large portion of this year's decrease in substandard loans was the result of the third quarter sale of $21 million in substandard loans. Loans reported as substandard include loans classified as Substandard or Doubtful as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include nonaccruals, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

      At September 30, 1998, approximately 43 percent of loans classified as Substandard or Doubtful were collateralized by real estate, and the remainder were collateralized by accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 28 percent were collateralized by owner-occupied commercial properties, approximately 49 percent were collateralized by commercial real estate, and approximately 9 percent by residential real estate. The remaining loans were collateralized by real estate under construction and raw land.

      The following table displays the Company's total nonperforming assets and measures performance regarding certain key indicators of asset quality:

                                                  SEPTEMBER 30,     JUNE 30,        MARCH 31,      DECEMBER 31,    SEPTEMBER 30,
                                                     1998             1998            1998             1997            1997
                                                  ------------      -------         --------       -----------     ------------
                                                                             (DOLLARS IN THOUSANDS)

Nonperforming assets:
   Nonaccrual loans...............................  $25,354         $27,854          $32,489         $33,092          $36,656
   Accruing loans 90 days or more past due........    2,983           1,252            1,192           1,069            2,061
   Other property owned (OPO), net*...............    3,391           3,756            5,772           7,046            8,558
   Restructured loans (TDR's).....................    6,681          12,879           16,844          17,443           20,165
                                                    -------         -------          -------         -------          -------
Total nonperforming assets........................  $38,409         $45,741          $56,297         $58,650          $67,440
                                                    =======         =======          =======         =======          =======

Reserve for possible loan losses..................  $65,146         $68,708          $70,738         $68,539          $67,434
Net chargeoffs (recoveries) for the quarter.......    4,298              71           (1,082)           (425)             643
OPO reserve.......................................    5,611           5,604            3,582           3,628            3,205

Ratios:
   Reserve to nonaccrual loans....................    256.9%          246.7%           217.7 %         207.1%           184.0%
   Reserve to total of nonaccrual loans,
     accruing loans 90 days or more past due,
     and restructured loans.......................    186.0%          163.6%           140.0 %         132.8%           114.5%
   Reserve to period-end loans....................      1.6%            1.7%             1.8 %           1.7%             1.8%
   Nonaccrual loans and accruing loans over
     90 days past due to period-end loans.........      0.7%            0.7%             0.8 %           0.9%             1.0%
   Nonperforming assets to period-end
     loans and OPO................................      0.8%            1.0%             1.3 %           1.3%             1.5%
   Annualized net (recoveries) chargeoffs
     to average loans.............................      0.4%            0.0%            (0.1)%           0.0%             0.1%
   OPO reserve to OPO.............................     62.3%           59.9%            38.3 %          34.0%            27.2%


------------

* Included in other property owned ("OPO") are other real estate, automobiles and equipment acquired through foreclosure or in settlement of loans and leases.

      As shown in the table above, total nonperforming assets were $38.4 million, a $20.2 million decrease from the $58.7 million at year end. This quarter's reduction in TDR's of $6.2 million and higher level of net chargeoffs of $4.3 million were recorded in connection with the sale of $21 million in substandard commercial and residential loans. The year-to-date net chargeoffs of $4.4 million and provision for possible loan losses this year of $1.0 million resulted in a reserve of $65.1 million at September 30. The reserve to nonaccrual loan ratio improved to 257 percent. The reduction in nonperforming assets was the most significant factor in the $3.4 million reduction in the Reserve for Loan Losses. Reserve to total loans changed from 1.7 percent at year end to 1.6 percent at September 30.

      The Company's consumer loan delinquency rates (greater than 30 days past due including nonaccruals) continue to remain at favorable levels. The delinquency rate for the indirect automobile loans, the second largest component of the Company's consumer loan portfolio was 3.20 percent at September 30, 1998, consistent with year end, while above the 2.78 percent reported at June 30, 1998. The Company anticipates that the current high growth rate experience in the indirect automobile loan portfolio will subside in future periods as well as experience seasonal fluctuations. This factor, combined with the eventual maturity of the existing portfolio, may result in an increase in the delinquency rate and subsequent level of chargeoffs in future periods.

      At September 30, 1998, total impaired loans were $18.0 million, comprised of $207 thousand that required a reserve for possible loan losses of $17 thousand and $17.8 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") are commercial and commercial real estate loans recognized by the Company as nonaccrual and restructured.

      The Company maintains a reserve for possible loan losses to absorb future chargeoffs of loans and leases in the existing portfolio. The reserve is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against the reserve. Recoveries on amounts previously charged off are added to the reserve when collected. Adequacy of the reserve for possible loan losses is evaluated using consistent, systematic methodologies which analyze the size and risk of the loan and lease portfolio. Factors in this analysis include historical loss experience and asset quality, as reflected by delinquency trends, nonaccrual and restructured loans and the Company's credit risk rating profile. Consideration is also given to the current and expected economic conditions and, in particular, how such conditions affect the types of credits in the portfolio and the market area in general.

      No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses to each category of loans is presented below:

                                              SEPTEMBER 30,    JUNE 30,     MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                                                 1998            1998         1998          1997            1997
                                              -----------      -------      --------     -----------    ------------

Reserve for possible loan losses
 allocation to loans outstanding:
   Commercial and financial.................   $18,642         $17,897      $20,455        $20,232        $19,549
   Commercial real estate:
      Construction..........................       988           1,605        1,747          1,900          2,115
      Developer, investor and land..........     7,989           8,839        8,485          8,831          9,597
   Commercial lease financing...............     1,421           1,202        1,138            974            837
   Consumer*................................    30,215          28,225       27,991         27,657         26,396
   Unallocated..............................     5,891          10,940       10,922          8,945          8,940
                                               -------         -------      -------        -------        -------
      Total loan loss reserve...............   $65,146         $68,708      $70,738        $68,539        $67,434
                                               =======         =======      =======        =======        =======

----------

* Consumer loans include indirect automobile installment loans and leases, residential mortgages, home equity lines of credit, credit cards, check credit and other consumer loans.


      The reserve for possible loan losses was $65.1 million at September 30, 1998, a decrease of $3.4 million since December 1997 and a decrease of $2.3 million from September 1997. The unallocated portion of the reserve was 9 percent at September 30, 1998 compared with 13 percent at year end reflecting the increase in reserve allocated to the consumer and commercial loans consistent with the growth in these portfolios since year end and an overall improvement in asset quality in the third quarter directly attributable to a sale of $21 million of substandard loans at the end of the quarter. A 14 percent increase in reserve for consumer loans a year ago was consistent with the strong growth in the consumer indirect automobile portfolio.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations). Management believes, as of September 30, 1998, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements.

      The actual capital amounts and ratios of the Company and its banking subsidiaries as of September 30, 1998 are presented in the following summary:

                                                           AMOUNT                                   PERCENT
                                             ---------------------------------------   -------------------------------------
                                                         ADEQUATELY        WELL                    ADEQUATELY       WELL
                                                         CAPITALIZED     CAPITALIZED              CAPITALIZED    CAPITALIZED
                                             ACTUAL        MINIMUMS       MINIMUMS     ACTUAL       MINIMUMS       MINIMUMS
                                             ------        --------      -----------   ------       --------     -----------
                                                                           (DOLLARS IN MILLIONS)

UST Corp. Consolidated:
  Tier 1 leverage capital................   $463.4          $220.3             *        8.42%         4.00%            *
  Tier 1 capital.........................    463.4           179.2             *       10.41%         4.00%            *
  Total (Tier 1 and Tier 2) capital .....    520.9           357.8             *       11.72%         8.00%            *

USTrust:
  Tier 1 leverage capital................    321.3           182.3        $227.9        7.05%         4.00%         5.00%
  Tier 1 capital.........................    321.3           154.7         232.0        8.31%         4.00%         6.00%
  Total (Tier 1 and Tier 2) capital .....    370.0           308.8         386.0        9.59%         8.00%        10.00%

The Federal Savings Bank:
  Tier 1 leverage capital................     58.3            21.5          26.8       10.87%         4.00%         5.00%
  Tier 1 capital.........................     58.3            11.0          16.4       21.29%         4.00%         6.00%
  Total (Tier 1 and Tier 2) capital .....     61.8            21.9          27.4       22.55%         8.00%        10.00%
  Tangible capital.......................     58.3            10.7             *       10.87%         2.00%            *

Lexington Savings Bank:
  Tier 1 leverage capital................     49.1            20.8          26.0        9.44%         4.00%         5.00%
  Tier 1 capital.........................     49.1            13.0          19.5       15.13%         4.00%         6.00%
  Total (Tier 1 and Tier 2) capital .....     52.7            26.0          32.5       16.25%         8.00%        10.00%

United States Trust Company:
  Tier 1 leverage capital................      4.5             0.9           1.2       19.26%         4.00%         5.00%
  Tier 1 capital.........................      4.5             0.6           0.8       32.13%         4.00%         6.00%
  Total (Tier 1 and Tier 2) capital .....      4.6             1.1           1.4       32.18%         8.00%        10.00%


------------

*  Not applicable

      On September 15, 1998, a regular quarterly dividend to stockholders was declared of $0.14 per share for a total of $6.0 million payable on October 23, 1998. This quarter's dividend compares with $0.15 per share last quarter and $0.10 per share for the same quarter last year. The second quarter dividend of this year included a second, or additional, declaration by Affiliated to its former shareholders. The additional quarterly dividend declaration aligned Affiliated's dividend declaration and payment periods with that of the Company's prior to the acquisition of Affiliated by the Company in the third quarter. The additional dividend accounted for $0.02 of the $0.15 per share declared in the second quarter by the Company as restated under the pooling of interests method of accounting. For the first nine months of this year dividends declared totaled $16.7 million, or $0.39 per share compared with $11.4 million, or $0.27 per share for the same period last year.

      In October 1998, the Company announced that its Board of Directors approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to 310,000 shares which constitutes less than 1 percent of the Company's common stock outstanding. The repurchase program will not affect the Company's use of the pooling of interests method of accounting to record the recent acquisitions by the Company of Affiliated and Somerset. The program authorizes the Company to buy back common stock from time to time, subject to prevailing market conditions. Purchases may be made on the open market or in privately negotiated transactions. As of October 30, 1998, no shares had been repurchased under this program.

RECENT ACCOUNTING DEVELOPMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Refer to Note 6 to the Notes to Consolidated Financial Statements for a further discussion.

      In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement changes the way public companies report segment information in annual financial statements and requires public companies to report selected segment information in interim financial reports to shareholders. Under the Statement's "management approach," public companies are to report financial and descriptive information about their operating segments. Operating segments are components of an enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments and assess segment performance. This Statement is effective for fiscal years beginning after December 15, 1997; however, it is not required to be applied for interim reporting in the initial year of application. These disclosure requirements will have no material impact on the Company's financial position or results of operations.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement does not change the recognition or measurement associated with pension or postretirement plans. It standardizes certain disclosures, requires additional information about changes in the benefit obligations and about change in the fair value of plan assets to facilitate analysis, and it eliminates certain disclosures that were not deemed useful. This Statement is effective for financial statements issued for periods beginning after December 15, 1997. These disclosure requirements will have no impact on the Company's financial position or results of operations.

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

      In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement further amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," as amended by SFAS No. 115 and SFAS No. 125. This Statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect that the adoption of this Statement will have a material impact on the Company's financial position or results of operation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      The preceding Management's discussion and Notes to Consolidated Financial Statements of this Form 10-Q contain certain forward-looking statements, including without limitation statements regarding (i) rates of loan growth and amortization; (ii) the rate of loan delinquencies and amounts of chargeoffs;
(iii) the level of reserve for possible loan losses; (iv) the amount and timing of cost savings resulting from the Somerset and Affiliated banks' mergers with and into USTrust; (v) the Company's ability to minimize any detrimental effects of the Year 2000 problem and estimates of associated expense; (vi) expectations regarding the Company's earning asset and cost of interest-bearing liabilities rates as well as the effects on operating results from changes in market interest rates; and (vii) utilization of deferred tax assets. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company and estimates of the effects of its acquisition activities. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations. Risk factors that could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, which could further accentuate credit-related losses and expenses; (iii) adverse changes in the local real estate market can also negatively affect credit risk as most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral; (iv) the consequences of continued bank acquisitions and mergers in the Company's market, resulting in fewer but much larger and financially stronger competitors which could increase competition for financial services to the Company's detriment; (v) fluctuations in market rates and prices can negatively affect net interest margin, asset valuations and expense expectations; and (vi) changes in the regulatory requirements of federal and state agencies applicable to bank holding companies and banks, such as the Company and its Subsidiary Banks, which could have a materially adverse effect on the Company's future operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q under "Interest Rate Risk" for a discussion of market risk.

                           PART II. OTHER INFORMATION


        For the quarter ended September 30, 1998, Items 2, 3, 4 and 5 are either inapplicable or would elicit a response of "None" and, therefore, no reference thereto has been made herein.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

                27.1 Article 9 Summary Financial Information for the nine months ended September 30, 1998.

                27.2 Article 9 Restated Summary Financial Information for the nine months ended September 30, 1997.

        (b)     Reports on Form 8-K.

                (i) Report on Form 8-K filed July 31, 1998 (reporting the consummation on July 20, 1998 of the Company's acquisition of Somerset Savings Bank and providing financial statements related thereto).

                (ii) Report on Form 8-K filed August 13, 1998 (reporting the consummation on August 7, 1998 of the Company's acquisition of Affiliated Community Bancorp, Inc. and providing financial statements related thereto).


        In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.




Date: November 13, 1998                  By: /s/ Neal F. Finnegan
                                             ----------------------------------
                                             Neal F. Finnegan, President and
                                             Chief  Executive Officer



Date: November 13, 1998                  By: /s/ James K. Hunt
                                             ----------------------------------
                                             James K. Hunt, Executive Vice
                                             President, Treasurer and Chief
                                             Financial Officer (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)