Form 10-K405
period 1998-12-31
UST CORP /MA/
filed 1999-03-30
CIK 316901

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                             Commission File #0-9623

                                    UST Corp.
                                    ---------

             (Exact name of registrant as specified in its charter)

Massachusetts                                             04-2436093
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The number of shares of common stock held by nonaffiliates of the registrant as of March 8, 1999 was 38,154,996 for an aggregate market value of $810,793,665.

At March 8, 1999, there were 42,664,732 shares of common stock outstanding, par value $0.625 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 1999 Annual Meeting are incorporated by reference in Items 10, 11, 12 and 13 of Part III.

                                table of contents

---------------------------------------------------------------------------------------------------------

                 PART I

item 1       Business                                                                                 3
item 2       Properties                                                                               9
item 3       Legal Proceedings                                                                        9
item 4       Submission of Matters to a Vote of Security Holders                                      9

                 PART II

item 5       Market for the Registrant's Common Stock and Related Security Holder Matters            10
item 6       Selected Financial Data                                                                 11
item 7       Management's Discussion and Analysis of Financial Condition and Results of Operations   12
                 Financial Condition at December 31, 1998                                            12
                 Results of Operations                                                               23
item 7a      Quantitative and Qualitative Disclosures About Market Risk                              32
item 8       Financial Statements and Supplementary Material                                         33
item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    67

                PART III

item 10      Directors and Executive Officers of the Registrant                                      68
item 11      Executive Compensation                                                                  69
item 12      Security Ownership of Certain Beneficial Owners and Management                          69
item 13      Certain Relationships and Related Transactions                                          70

                 PART IV

item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K                         71
                 Signatures                                                                          75
---------------------------------------------------------------------------------------------------------

                                     PART I

item 1. business

general description of business

UST Corp. (the "Company"), a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), was organized as a Massachusetts business corporation in 1967. The Company is also subject to examination by, and is required to file reports with, the Commissioner of Banks of the Commonwealth of Massachusetts (the "Massachusetts Commissioner"). As of December 31, 1998, the Company's banking subsidiaries were USTrust and United States Trust Company ("USTC"), each headquartered in Boston and chartered under Massachusetts law. USTrust and USTC are sometimes hereafter collectively referred to as the "Subsidiary Banks. " All of the capital stock of the Subsidiary Banks is owned directly or indirectly by the Company. In addition, the Company owns, directly or indirectly through its Subsidiary Banks, all of the outstanding stock of seven active nonbanking subsidiaries, all Massachusetts corporations: Firestone Financial Corp. ("Firestone") (and its Canadian subsidiary, Firestone Financial Canada, Ltd.), UST Leasing Corporation, UST Capital Corp., UST Realty Trust, Inc., UST Auto Lease Corp. and Cambridge Trade Finance Corp. as well as seven subsidiaries which hold foreclosed real estate and real estate owned by the Company and its subsidiaries and six subsidiaries which are passive holders of securities. All of the subsidiaries, except Firestone Financial Canada Ltd. (which was organized under the laws of the Canadian province of Ontario) were organized under Massachusetts law.

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

     As of the close of business on December 31, 1998, the Company's total assets were approximately $5.9 billion and USTrust, the lead bank, represented more than 99 percent of the Company's consolidated assets.

the subsidiary banks

The Subsidiary Banks are engaged in a general banking business and accept deposits which are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Bank Insurance Fund and the Savings Association Insurance Fund. USTrust provides a full range of commercial and consumer financial services. USTC, which has full banking powers and accepts deposits which are insured by the FDIC, focuses its activities on providing trust, money management and venture capital services.

recent developments

Pending Acquisition of Brewer & Lord LLP

On December 17, 1998, USTrust entered into an Acquisition Agreement with Brewer & Lord LLP, and its limited partners, a Massachusetts limited liability partnership headquartered in Norwell, Massachusetts and engaged in the insurance agency business. Pursuant to the terms of the Acquisition Agreement, USTrust will acquire Brewer & Lord for cash by causing a newly-formed Massachusetts limited liability company to be merged with Brewer & Lord, with the limited liability company as the surviving entity to be known as "Brewer & Lord LLC." Through its nine offices, Brewer & Lord provides personal, commercial and employee benefit-related insurance products to consumers and businesses located primarily in Massachusetts. Subject to the receipt of required regulatory approvals, including those of the Massachusetts Commissioner of Banks and the Massachusetts Commissioner of Insurance, USTrust anticipates that it will complete the acquisition of Brewer & Lord during the second quarter of 1999.

business services

The Subsidiary Banks provide a broad range of banking services including deposit, investment, cash management, payroll, wire transfer, leasing, merchant credit card and lending services throughout New England. Commercial and industrial lending takes the form primarily of direct loans and includes lines of credit, revolving credit, domestic and foreign letters of credit, term loans, mortgage loans, receivable, inventory and equipment loans and other specialized lending services. Furthermore, the Company provides additional services to small business customers through utilization of government sponsored and assisted loan programs. USTrust is certified by the SBA as a "Small Business Administration Lender." Through Firestone and UST Leasing Corp., the Company provides small business equipment finance and lease services. The Company also intends to begin in 1999 to provide leasing services for "large ticket" equipment financing to customers located both in New England and throughout the United States. USTC provides deposit services and other banking services, but focuses its activities on money management, trust and venture capital services. In 1998, the Company, through a newly organized subsidiary, Cambridge Trade Finance Corp., began offering short-term financing in connection with international transactions involving import and export of goods. The Company provides a broad range of cash management services to a number of municipalities and government agencies in Massachusetts. At December 31, 1998, the combined lending limit to a single borrower of USTrust was approximately $75 million.

consumer services

Consumer services are provided by the Subsidiary Banks to customers in their geographic areas. These services include savings and checking accounts, NOW and money market accounts, consumer loans, credit cards (through a private label arrangement), ATM and debit cards, safe deposit box facilities, travelers' checks and foreign exchange into several major foreign currencies. Consumer loans include home equity loans and lines of credit, automobile loans, personal loans and loans to finance education costs as well as open-ended credit. The Company also provides residential mortgage origination services. Furthermore, USTrust maintains a residential mortgage servicing capacity for its own portfolio and for third parties. As of December 31, 1998, the aggregate principal amount of mortgages serviced by the Company for its own account was approximately $1.1 billion. The Company also offers automobile leasing services to customers through UST Auto Lease Corp. Automobile loan and lease volume increased substantially in 1998 and reached a level of approximately $1.0 billion as of December 31, 1998. The Subsidiary Banks currently have an aggregate of 87 offices and the Company maintains an automated teller machine system which, through membership in various networks, provides the Company's customers with access to their accounts at locations throughout the world. Most of the Company's proprietary ATM machines provide information to customers in English, Spanish and Portuguese, and also provide information adapted for the visually impaired. As of December 31, 1998, the Company operated a network of 117 ATMs. In addition, through its membership in the SUM surcharge free network, USTrust customers have access to almost 1,200 ATMs in Massachusetts at which a surcharge is not imposed on USTrust customers.

investment services

The Investment Group located at USTrust was formed in 1994. The Investment Group utilizes the services of Commonwealth Financial Network, an unaffiliated, licensed broker-dealer, and offers to customers investments in mutual funds (whose investments are managed by nonaffiliated third parties), Treasury Bills, Treasury Notes, corporate bonds, state, federal and municipal bonds and variable annuities as well as discount brokerage services.

real estate loans and services

The Subsidiary Banks and UST Realty Trust, Inc., a real estate investment trust
(REIT), provide a broad range of industrial and commercial real estate lending services and other related financial products. The Company also provides real estate construction loans to developers of projects in the cities and towns served by USTrust's branch system. In addition, as previously noted, USTrust is engaged in residential mortgage origination and servicing.

asset and money management and trust services

Asset and money management, custodial and trust services are provided by USTC. In addition, USTC provides services as executor, administrator and trustee of estates and acts, under the terms of agreements, in various capacities such as escrow agent, bond trustee and trustee and agent of pension, profit sharing and other employee benefit trusts. At December 31, 1998, the total assets under management of USTC were approximately $3.5 billion. Approximately 30% of total assets under management are those of clients who have requested that their assets be managed with specified social as well as financial investment objectives in mind. USTC also serves as investment adviser to a balanced mutual fund, the Boston Balanced Fund.

securities portfolios maintained by the company

The Subsidiary Banks, both directly and through wholly-owned Massachusetts securities corporations, maintain securities portfolios consisting primarily of U.S. Treasury, U.S. Government Agency, and corporate and municipal securities. The Subsidiary Banks own an aggregate of six Massachusetts securities corporations. As Massachusetts securities corporations, these subsidiaries make exclusively passive investments and serve the Company by buying, selling, dealing in and holding securities eligible for investment by the Subsidiary Banks

     All of the Company's securities are deemed "available-for-sale" which enhances the liquidity position of the Company and allows for flexibility in management of interest rate risk. The securities portfolios of the Subsidiary Banks also include certain other equity investments to the extent allowed within limits prescribed by Massachusetts and federal law. Such investments currently include, among others, equity interests in the Massachusetts Housing Investment Corporation's Limited Partnership Equity Fund for Affordable Housing. The Treasury Division of the Company provides securities portfolio advisory services to the Company's Subsidiary Banks. USTrust is also a member of the Federal Home Loan Bank of Boston. This membership provides USTrust with access to an additional source of funds.

principal nonbanking subsidiaries

Firestone Financial Corp. organized in 1965 and which became a subsidiary of USTrust in 1997, provides small business equipment financing services to companies headquartered throughout the United States. Firestone's principal market consists of small businesses that operate various types of coin-operated amusement equipment and vending machines, as well as owners/operators of dry-cleaning, coin-operated laundry equipment and amusement rides. Firestone also provides similar services to Canadian companies through its wholly-owned subsidiary, Firestone Financial Canada Ltd., a Canadian entity. As of December 31, 1998, Firestone's total assets were approximately $89 million.

     UST Leasing Corporation, a subsidiary of USTrust organized in 1987, provides a broad range of equipment leasing services to corporations headquartered throughout the United States. UST Leasing Corporation offers a line of leasing products designed to meet the needs of the Company's small business customers and other business entities with similar needs. As of December 31, 1998, UST Leasing Corporation's total assets were approximately $80 million.

     UST Auto Lease Corp., a subsidiary of USTrust organized in 1997, provides automobile leasing services to consumers and corporations headquartered throughout New England. As of December 31, 1998, UST Auto Lease Corp.'s total assets were approximately $97 million.

     UST Realty Trust, Inc., an indirect subsidiary of USTrust, was organized in 1998. It functions as a real estate investment trust (REIT) which holds, and may from time to time originate, real estate loans and participations in such loans.

     UST Capital Corp., organized in 1961 and acquired by the Company in 1969, is a subsidiary of USTC and is a licensed Small Business Investment Company. It specializes in equity and long-term debt financing for growth-oriented companies.

     Cambridge Trade Finance Corp., organized in 1998, is a direct subsidiary of the Company. It is primarily engaged in short-term financing of international transactions involving import and export of goods.

competitive conditions

The Company's banking and nonbanking subsidiaries face substantial competition throughout Massachusetts. This competition is provided by commercial banks, savings banks, credit unions, consumer finance companies, mortgage companies, insurance companies and agencies, mutual funds, government agencies, investment management companies, investment advisors, brokers and investment bankers. Most of these entities are actively engaged in marketing various types of loans, deposits, investment products and other financial services. Quality of service to customers, price of products, breadth of its range of products and services and ease of accessibility to facilities are among the principal methods of meeting competition in the banking and financial services industries.

supervision and regulation of the company and its subsidiaries general

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the Company is subject to substantial regulation and supervision by the Federal Reserve Board. As state-chartered banks, the Subsidiary Banks are subject to substantial regulation and supervision by the FDIC and the applicable state bank regulatory agency. Such regulatory oversight is often intended primarily for the protection of depositors or is aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Company and its subsidiaries. Supervision, regulation and examination of the Subsidiary Banks by the bank regulatory agencies is not intended for the protection of the Company's security holders. Federal and state banking and other laws impose a number of requirements and restrictions on the business operations, investments and other activities of depository institutions and their affiliates.

general supervision and regulation

The Company, as a bank holding company under the BHC Act, is registered with the Federal Reserve Board and is regulated under the provisions of the BHC Act. Under the BHC Act the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing or controlling banks or furnishing services to, or acquiring premises for, its Subsidiary Banks, except that the Company may engage in, and own voting shares of companies engaging in, certain activities determined by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or to managing or controlling banks "as to be a proper incident thereto."

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

     The location of nonbank subsidiaries of the Company is not restricted geographically under the BHC Act. The Riegle-Neal Interstate Banking and Branching Act of 1994 ("the Riegle-Neal Act") permits adequately capitalized and managed bank holding companies to acquire control of banks in any state. Additionally, as of June 1, 1997, the Riegle-Neal Act authorizes banks to branch across state lines, provided that individual states did not elect to "opt out" of interstate banking entirely. In 1996, Massachusetts adopted legislation (the "Massachusetts Interstate Act") pursuant to which Massachusetts "opted in" to interstate banking. The Massachusetts Interstate Act also allows Massachusetts banks to establish and maintain branches through a merger or consolidation with or by the purchase of the whole or any part of the assets or stock of any out-of-state bank or through de novo branch establishment in any state other than Massachusetts so long as such state permits Massachusetts banks to operate in the same manner in such state.

     The Subsidiary Banks, whose deposits are insured by the FDIC, and the subsidiaries of such banks are subject to a number of regulatory restrictions, including certain restrictions upon: (i) extensions of credit to the Company and the Company's nonbanking affiliates (collectively with the Company, the "Affiliates"); (ii) the purchase of assets from

Affiliates; (iii) the issuance of a guarantee or acceptance of a letter of credit on behalf of Affiliates; and (iv) investments in stock or other securities issued by Affiliates or acceptance thereof as collateral for an extension of credit. In addition, all transactions among the Company and its direct and indirect subsidiaries must be made on an arm's length basis and valued on fair market terms. During those periods when assessments are made by the FDIC to banks placed in the same risk category as the Subsidiary Banks, the Subsidiary Banks pay deposit insurance premiums to the FDIC.

     Federal Reserve Board policy requires bank holding companies to serve as a source of strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity. A bank holding company also can be liable under certain provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for the capital deficiencies of an undercapitalized bank subsidiary. In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims. Under the cross-guarantee provisions of the Federal Deposit Insurance Act, if any or all of the Subsidiary Banks were placed in conservatorship or receivership, the Company, as direct or indirect sole stockholder, would likely lose its investment in the applicable Subsidiary Bank or Subsidiary Banks, and, in addition, its investment in its other Subsidiary Bank or Subsidiary Banks would be at risk.

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

     FDICIA prescribes the supervisory and regulatory actions that will be taken against undercapitalized insured depository institutions for the purpose of promptly resolving problems at such institutions at the least possible long-term loss to the FDIC. Five categories of depository institutions have been established by FDICIA in accordance with their capital levels: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The federal banking agencies have adopted uniform regulations to implement the prompt regulatory action provisions of FDICIA.

     FDICIA requires the appropriate regulatory agencies to take specific actions against significantly undercapitalized institutions and undercapitalized institutions that fail to submit acceptable capital restoration plans. An undercapitalized institution is required to submit a capital restoration plan for acceptance by the appropriate federal banking agency and will be subject to close monitoring of both its condition and compliance with, and progress made pursuant to, its capital restoration plan. An institution that fails to submit an acceptable plan may be placed into conservatorship or receivership unless its capital restoration plan is accepted. An undercapitalized institution will also be subject to restrictions on asset growth, acquisitions, branching, new activities, capital distributions and the payment of management fees. As of December 31, 1998 both USTrust and USTC qualified as "well capitalized." (For further information regarding the Company's and the Subsidiary Banks' capitalization, please refer to Note 17 to Consolidated Financial Statements of this Form 10-K.)

     An insured institution that receives a less-than-satisfactory rating for capital adequacy, asset quality, management, earnings, liquidity or sensitivity to market risk may be deemed by its appropriate federal banking regulator to be engaging in an unsafe or unsound practice for purposes of issuing an order to cease and desist or to take certain affirmative actions. If the unsafe or unsound practice is likely to weaken the institution, cause insolvency or substantial dissipation of assets or earnings or otherwise seriously prejudice the interest of depositors or the FDIC, a receiver or conservator could be appointed. Finally, subject to certain exceptions, FDICIA requires critically undercapitalized institutions to be placed into receivership or conservatorship within 90 days after becoming critically undercapitalized.

     The status of the Company as a registered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws and the Massachusetts corporate laws. Federal bank regulatory agencies, including the Federal Reserve Board and the FDIC, have broad enforcement powers to restrict the activities of financial institutions, and to impose or seek the imposition of civil and/or criminal penalties upon financial institutions, the individuals who manage or control such institutions and "institution affiliated parties" of such entities.

     Pursuant to the Federal Community Reinvestment Act ("CRA") and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and its Subsidiary Banks in meeting the credit needs of the communities served by the Subsidiary Banks. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of branches, branch relocations and acquisitions of banks and bank holding companies. Currently the FDIC's CRA rating of USTrust is "outstanding"; the FDIC does not rate USTC which it regards as a "special purpose" bank. The Massachusetts Commissioner currently has given USTrust a CRA rating of "outstanding" and USTC a CRA rating of "satisfactory."

     In 1998, the Massachusetts Legislature adopted legislation which, for the first time, authorizes Massachusetts chartered banks, such as the Subsidiary Banks, to sell a broad range of insurance products. Shortly after the enactment of this legislation and the promulgation of the enabling regulations, USTrust announced its proposed acquisition of Brewer & Lord LLP. See "Recent Developments - Pending Acquisition of Brewer & Lord LLP" above.

     From time to time various proposals are made in the United States Congress, as well as state legislatures, which would alter the powers of, and place restrictions on, different types of bank organizations as well as bank and nonbank activities. Such legislative proposals include proposals related to expansion of bank powers and increased consumer compliance disclosure requirements. From time to time, federal legislation is proposed which, if adopted, would grant bank holding companies broader powers with respect to insurance and securities activities. Under proposed federal legislation, broader cross-ownership would be authorized among banking, insurance and securities companies. At this time it is unclear whether such legislation (in any form) will be adopted in the near term.

     Over the past several years, the federal and state banking regulatory agencies have issued guidance to the banking industry with respect to appropriate measures which financial institutions should take to address risks associated with the so-called "Year 2000" issue. In 1998 and 1999, the agencies performed and are continuing to perform on-site visitations to determine each bank or bank holding company's Year 2000 readiness. Failure to address any Year 2000 readiness deficiencies and concerns raised by the bank regulatory agencies could have material adverse consequences to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" for a further discussion of these matters.

governmental policies, economic conditions and credit risk concentration

The earnings and business of the Company's subsidiaries are and will be affected by a number of external influences, including general economic conditions in the United States and particularly in New England and the policies of various regulatory authorities of the United States, including the Federal Reserve Board. The Federal Reserve Board regulates the supply of money and of bank credit to influence general economic conditions within the United States and throughout the world. From time to time, the Federal Reserve Board takes specific steps to dampen domestic inflation and to control the country's money supply. The instruments of monetary policy employed by the Federal Reserve Board for these purposes (including the level of cash reserves, which banks, including nonmember banks such as the Subsidiary Banks, are required to maintain against deposits) influence in various ways the interest rates paid on interest-bearing liabilities and the interest received on earning assets, and the overall level of bank loans, investments and deposits. During 1998, the Massachusetts economy was extremely robust: employment levels remained high; interest rates were at historically low levels; levels of disposable income were high and capital expenditures were strong. There can be no assurance that these strong local economic conditions will continue. In addition, the impact upon the future business and earnings of the Company of prospective economic conditions throughout the United States, and of the policies of the Federal Reserve Board as well as other federal regulatory authorities, cannot be predicted accurately.

     During the period 1990 through 1993, the Company's primary loan market, the New England region, suffered from a weak economic environment. The economic climate contributed to a decline in real estate values and adversely affected the net worth of certain borrowing customers of the Subsidiary Banks and the Company's collateral position with respect to certain loans. The New England regional economy, including the Company's principal markets, improved in the mid-1990's, which aided the Company's loan workout efforts over the past several years.

     Most of the Company's loans outstanding are from borrowers located in its Community Reinvestment Act delineated communities in Massachusetts and a substantial portion of these loans are various types of real estate loans; still others have real estate as additional collateral. At year-end 1998, the Company's exposure to credit risk from borrowers who had real estate as their primary collateral support included $1.8 billion of loans.

general

No significant portion of the loans or deposits of any of the Company's Banking Subsidiaries results from one or several accounts, the loss of which would materially affect its business. The Company does not experience significant seasonal fluctuations in its business. At December 31, 1998, The Federal Home Loan Bank of Boston was a significant provider of funds to the Company. The Company, however, does not believe that it would experience serious difficulty, at this time, if it were required to find a source of funds to replace The Federal Home Loan Bank of Boston.

employees

As of December 31, 1998, the Company and its subsidiaries had approximately 2,100 full-time and part-time employees.

item 2. properties

USTrust owns and occupies a twelve-story, 119,456 square foot brick and steel building constructed in 1915 and located at Government Center, 30-40 Court Street, Boston, Massachusetts, which houses the banking premises of USTrust, USTC and the offices of the Company and most of its nonbanking subsidiaries.

     The Company currently leases a three-story brick office building of approximately 37,900 square feet at 196 Broadway, Cambridge, Massachusetts, all of which is used by USTrust, as well as 34,423 square feet in an adjacent office tower at 141 Portland Street, Cambridge, Massachusetts. USTrust also leases approximately 26,080 square feet of space at 25-55 Court Street, Boston, Massachusetts, which is used primarily to house staff support services. In addition, USTrust leases 30,000 square feet at 315 University Avenue, Westwood, Massachusetts to house its consumer lending staff. The Company also owns a 66,000 square foot building at 212 Elm Street, Somerville, Massachusetts and a 43,400 square foot building at 716 Main Street, Waltham, Massachusetts, each of which is used to house both a branch and support staff functions for the Company.

     All of USTrust's branches are located in Eastern Massachusetts. Of its 87 branches, 44 locations are owned by USTrust and the remaining branch offices of USTrust occupy leased premises.

     The 1999 annual leasehold commitment for all premises leased by the Company's subsidiaries, totals approximately $8.3 million not including expenses related to tax or maintenance escalation provisions. Refer to Note 19 to the Notes to Consolidated Financial Statements of this Form 10-K.

     In March 1999 the Company completed its due diligence with respect to the proposed purchase of a new 123,000 square foot operations center at 20 Cabot Road, Medford, Massachusetts. The results of that due diligence were satisfactory and the Company expects to complete the purchase of the foregoing property in mid-1999. Subsequent to that purchase, late in 1999, the Company plans to sublease most of the space currently occupied by USTrust at the Cambridge, Massachusetts locations discussed above.

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

The common stock of the Company is traded over-the-counter and its price is quoted on the Nasdaq National Market System. During the period January 1, 1997, to December 31, 1998, the range of high and low sales prices for the Company's common stock was as follows:

--------------------------------------------------------------------------------
                                      1998                          1997
                            ----------------------------------------------------
                                Low           High            Low           High
--------------------------------------------------------------------------------
1st Quarter                 $24.438        $28.375        $18.125        $21.938
2nd Quarter                  25.625         30.187         18.625         23.250
3rd Quarter                  16.500         28.125         20.938         26.125
4th Quarter                  17.500         25.375         24.250         29.625
--------------------------------------------------------------------------------

     Such over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     The number of holders of record of common stock of the Company was 3,853 at December 31, 1998.

     The Company declared cash dividends totaling $0.38 per share to each holder of its common stock in 1997, and $0.54 per share to each holder of its common stock in 1998. The amounts of the foregoing dividends have been restated to reflect pooling-of-interests accounting treatment. Future dividends will depend upon the financial condition and earnings of the Company and its subsidiaries, their need for funds and other factors, including applicable government regulations and the absence of regulatory objection.

item 6. selected financial data

--------------------------------------------------------------------------------
consolidated summary of selected financial data (1)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
                                                                 -------------------------------------------------------------------
(Dollars in thousands, except share amounts)                           1998          1997          1996         1995          1994
------------------------------------------------------------------------------------------------------------------------------------
Earnings data:
   Interest income                                               $  428,645   $   408,735   $   355,412   $  330,650   $   286,061
   Interest expense                                                 176,330       178,205       164,519      146,630       110,733
                                                                 ----------   -----------   -----------   ----------   -----------
   Net interest income                                              252,315       230,530       190,893      184,020       175,328
   Provision (credit) for possible loan losses                        2,239         3,100       (15,495)      15,920        28,024
                                                                 ----------   -----------   -----------   ----------   -----------
   Net interest income after provision for possible loan losses     250,076       227,430       206,388      168,100       147,304
   Noninterest income                                                48,804        41,674        42,636       39,266        39,191
   Noninterest expense                                              209,233       190,244       159,649      153,796       159,994
                                                                 ----------   -----------   -----------   ----------   -----------
   Income before income taxes                                        89,647        78,860        89,375       53,570        26,501
   Income tax provision                                              34,361        28,644        32,762       19,732        10,545
                                                                 ----------   -----------   -----------   ----------   -----------
   Net income                                                    $   55,286   $    50,216   $    56,613   $   33,838   $    15,956
                                                                 ==========   ===========   ===========   ==========   ===========
Per share data:
   Basic earnings per share                                      $     1.30   $      1.20   $      1.38   $     0.82   $      0.39
   Diluted earnings per share                                    $     1.28   $      1.18   $      1.35   $     0.81   $      0.38
   Cash dividend declared per share                              $     0.54   $      0.38   $      0.29   $     0.14   $      0.08
Weighted average basic shares outstanding                            42,378        41,760        41,061       41,090        40,800
Weighted average diluted shares outstanding                          43,290        42,708        41,861       41,973        41,532
Consolidated average balances (2):
   Total assets                                                  $5,589,034   $ 5,272,992   $ 4,648,202   $4,220,373   $ 4,084,363
   Loans                                                          4,090,568     3,718,167     3,066,626    2,892,980     2,728,017
   Deposits                                                       3,368,351     3,328,386     3,345,541    3,207,240     3,180,604
   Funds borrowed (3)                                               884,140       829,830       838,979      583,066       501,799
   Stockholders' investment                                         517,127       451,348       416,648      376,697       351,052
Consolidated ratios:
   Net income to average total assets                                  0.99%         0.95%         1.22%        0.80%         0.39%
   Net income to average stockholders' investment                     10.69%        11.13%        13.59%        8.98%         4.55%
   Average stockholders' investment to average total assets            9.25%         8.56%         8.96%        8.93%         8.60%
   Net chargeoffs to average loans                                      0.1%          0.0%          0.0%         0.8%          1.0%
   Reserve for possible loan losses to period end loans                 1.5%          1.7%          1.8%         2.9%          3.2%
   Average earning assets to average total assets                     95.05%        94.86%        95.24%       94.87%        93.55%
   Dividend payout ratio                                              42.19%        32.20%        21.48%       17.28%        21.05%

(1) This information should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. All applicable prior-period data has been restated to reflect certain acquisitions as poolings of interests. Refer to
     Note 2 to the Notes to Consolidated Financial Statements for a discussion of acquisitions.

(2) Average balances include the effect of fair value adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(3) Funds borrowed include federal funds purchased, repurchase agreements, borrowings from the Federal Home Loan Bank and other borrowings.
--------------------------------------------------------------------------------

item 7. management's discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the financial statements, notes, and tables included elsewhere in this Form 10-K for the fiscal year ended December 31, 1998. Certain amounts reported for prior periods have been reclassified to conform to the 1998 presentation. All applicable prior-period financial data presented has been restated to reflect the 1998 acquisitions of Somerset Savings Bank ("Somerset") and Affiliated Community Bancorp, Inc. ("Affiliated"), and the 1997 acquisitions of Walden Bancorp, Inc. ("Walden") and Firestone Financial Corp. ("Firestone") as poolings of interests. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information. Please refer to "Cautionary Statement Regarding Forward-looking Information" in this Form 10-K for a further discussion.

highlights

For the third consecutive year, the Company's acquisition activities continued to significantly impact its financial condition and results of operations. In 1998, the Company completed the acquisitions of Somerset, a $524 million Massachusetts savings bank, and Affiliated, a $1.1 billion multi-bank holding company. Also during the year, Somerset and the subsidiary banks of Affiliated were merged with and into USTrust, the principal banking subsidiary of the Company. In December 1998, the Company announced the execution of a definitive agreement to acquire Brewer & Lord LLP, an eastern Massachusetts-based independent insurance agency. Refer to Note 2 to the Notes to Consolidated Financial Statements for a further discussion of acquisitions.

     Net income for the year ended December 31, 1998, was $55.3 million, or $1.28 per diluted share, compared with $50.2 million, or $1.18 per diluted share last year. Results included merger-related and restructuring charges of $19.6 million in 1998 and $16.2 million in 1997. Excluding these merger-related and restructuring charges in both years, 1998 after-tax income would have been $70.5 million, or $1.63 per diluted share, an increase of 14 percent over the $61.7 million, or $1.44 per diluted share last year. This year's earnings reflect a $21.8 million, or 9 percent increase in net interest income due to earning asset growth and favorable changes in liability mix and funding costs. Noninterest income improved $7.1 million, or 17 percent, due to net realized gains from the sale of securities and loans of $3.6 million and higher income from several fee-based services. Asset quality continued to improve, and as a result, the provision for possible loan loss decreased almost $1 million this year from 1997. Noninterest expense, excluding merger-related and restructuring charges, increased $15.6 million. This reflects $5.4 million in Year 2000 readiness expense and higher operating costs due to volume growth during a year of transition as operating systems and processes of the acquired banks were converted to USTrust.

                    financial condition at december 31, 1998

assets

Total assets at December 31, 1998 were $5.901 billion, a 7 percent increase from $5.533 billion a year ago. Loans reflect growth of 8 percent, or $329 million to $4.296 billion at year end. Growth in other assets reflects an investment in bank-owned life insurance of $30 million. The investment provides life insurance to the Company on certain executives and a favorable tax-exempt cash flow. Total securities increased $82 million to $1.290 billion. Partially offsetting these increases in assets was a $73 million decrease in federal funds sold to help fund the growth in other earning assets.

     Loans

     The following table presents the composition of the loan portfolio:

------------------------------------------------------------------------------------------------------
                                                                  December 31,
                                        --------------------------------------------------------------
(Dollars in thousands)                        1998         1997         1996         1995         1994
------------------------------------------------------------------------------------------------------
Commercial and financial                $1,413,808   $1,076,980   $  955,868   $  821,790   $  855,102
Commercial real estate:
   Construction                             55,989      109,787      109,818      102,053       93,136
   Developer, investor and land            498,200      540,924      615,627      659,715      661,032
Commercial lease financing                  76,053       56,260       46,480       31,663       28,858
Consumer:
   Residential mortgage                  1,085,353    1,371,021    1,376,112      979,983      974,179
   Home equity                             120,020      134,874      129,441      115,958      111,588
   Indirect automobile installment (1)     909,605      605,486      302,044      197,148       90,255
   Other consumer (1)                       38,712       45,914       48,368       39,579       42,024
   Indirect automobile lease financing      98,363       26,283
                                        ----------   ----------   ----------   ----------   ----------
      Total loans (2)                    4,296,103    3,967,529    3,583,758    2,947,889    2,856,174
Reserve for possible loan losses           (65,274)     (68,539)     (65,979)     (84,245)     (91,860)
                                        ----------   ----------   ----------   ----------   ----------
                                        $4,230,829   $3,898,990   $3,517,779   $2,863,644   $2,764,314
                                        ==========   ==========   ==========   ==========   ==========

(1) Indirect automobile installment loans represent loans that have been underwritten by the Company and originated, or sourced, by qualifying in-market automobile dealers. Automobile loans originated directly by the Company are not significant and are included with other consumer loans.

(2) Excluded from the loan balances at December 31, 1997, 1996 and 1995 were $4.0 million, $12.4 million and $14.2 million, respectively, in loans held-for-sale, recorded at net realizable value and classified in other assets.
--------------------------------------------------------------------------------

     The Company's commercial loan and lease portfolios totaled $2.044 billion at December 31, 1998, an increase of 15 percent, or $260 million over 1997. The increase was due to net new loan originations and advances during the year and the purchase of an $80 million commercial loan portfolio in the first quarter. This year's commercial loan and lease growth was a strong improvement over the 1997 growth of 3 percent, or $56 million.

     Residential loans decreased $286 million during 1998 to $1.085 billion due to high levels of prepayment and normal amortization. The low interest rate environment accelerated prepayment in this portfolio. A component of the Affiliated acquisition was the residential mortgage loan origination division of Lexington Savings Bank. Following the merger of Lexington with and into USTrust during the fourth quarter of 1998, the Company began the expansion of residential mortgage origination activities throughout all of USTrust branch and retail service outlets. Prior to this acquisition, the Company's subsidiary banks did not originate residential mortgages.

     The indirect automobile loan portfolio experienced continued strong growth in 1998. This portfolio totaled $910 million at December 31, 1998, and reflects growth of 50 percent, or $304 million, this year compared with $303 million, in 1997. Management expects both the dollar volume and rate of growth in this portfolio to moderate in 1999. The origination of these loans is subject to the Company's credit quality standards and these loans are not what is referred to in the industry as "subprime" automobile loans.

     Beginning in the second half of 1997, indirect automobile lease financing was made available through existing client automobile dealers. This portfolio totaled $98 million at December 31, 1998, compared with $26 million a year ago. These leases are also subject to the Company's credit quality standards and are not "subprime" automobile leases.

Loan Maturity Distribution

     The following table reflects the maturity and interest sensitivity of commercial and financial, and commercial real estate loans, at December 31, 1998:

--------------------------------------------------------------------------------------------------
                                                          After 1 Year
(Dollars in thousands)                 1 Year or Less  through 5 Years  After 5 Years        Total
--------------------------------------------------------------------------------------------------
Commercial and financial                     $716,686         $466,983       $230,139   $1,413,808
Commercial real estate:
   Construction                                23,114           28,826          4,049       55,989
   Developer, investor and land                85,878          218,052        194,270      498,200
                                             --------         --------       --------   ----------
                                             $825,678         $713,861       $428,458   $1,967,997
                                             ========         ========       ========   ==========
Interest sensitivity of above loans
   With predetermined interest rates         $395,071         $498,370       $170,591   $1,064,032
   With floating interest rates               455,778          209,379        238,808      903,965
                                             --------         --------       --------   ----------
                                             $850,849         $707,749       $409,399   $1,967,997
                                             ========         ========       ========   ==========
--------------------------------------------------------------------------------------------------

     The Company does not have an automatic rollover (renewal) policy for maturing loans. Renewal requests are reviewed and approved in substantially the same manner as applications by new customers for extensions of credit. Additionally, any renewal of a loan rated Substandard or lower in the Company's credit risk rating profile, requires the Workout Loan Department head approval and for certain size loans and circumstances, the approval of the Senior Credit Committee and Board of Directors.

Securities

Securities totaled $1.290 billion at December 31, 1998, an increase of $82 million from a year earlier. The increase reflects net purchases of $351 million in 15-year U.S. Agency mortgage-backed securities while other securities decreased $277 million. Upon the completion of the Somerset and Affiliated acquisitions, the Company redesignated a total of $168 million of former Somerset and Affiliated securities from held-to-maturity to securities available-for-sale, consistent with the Company's historical policy of carrying all securities as available-for-sale.

     Included in the increase in securities was an increase in unrealized gain on securities available-for-sale of $8 million to $13 million at December 31, 1998. The improvement reflects favorable pricing changes in bond and certain equity investments during the year. Refer to Note 1 to the Notes to Consolidated Financial Statements for a further discussion of the unrealized valuation adjustment to market value of securities available-for-sale.

     The change in the market value of securities available-for-sale also had the effect of increasing stockholders' investment by $4 million. The unrealized gain reported as part of stockholders' investment was $8 million, net of tax at December 31, 1998.

     The Company has a policy of purchasing securities primarily rated A, or better, by Moody's Investors Services and U.S. Government securities to minimize credit risk. As of December 31, 1998, $1.0 billion of the Company's mortgage-backed securities were issued by agencies or sponsored agencies of the U.S. Government, and $4 million were investment grade mortgage-backed securities issued by nongovernment agencies. At December 31, 1998, none of the Company's mortgage-backed securities would be classified as "high risk" under Federal Financial Institutions Examination Council guidelines. All securities, however, carry interest rate risk which affects their market value such that as market yields increase, the value of the Company's securities declines and vice versa. Additionally, mortgage-backed securities carry prepayment risk where expected yields may not be achieved due to an inability to re-invest the proceeds from unexpected prepayment at comparable yields. Moreover, such mortgage-backed securities may not benefit from price appreciation in periods of declining rates to the same extent as the remainder of the portfolio. Refer to Note 1 to the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies" of this Form 10-K for a further discussion of prepayment risk. At December 31, 1998, the aggregate fair value of any individual issuer's securities, other than an agency or sponsored agency of the U.S. Government, did not exceed 10 percent of the Company's stockholders' investment. The following table sets forth the book value of the securities owned by the Company:

-------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                                           ----------------------
(Dollars in thousands)                                                           1998        1997
-------------------------------------------------------------------------------------------------
Available-for-sale:
   Mortgage-backed securities                                              $1,077,543    $535,714
   U.S. Treasury and other U.S. Government agencies and corporations           45,578     213,132
   Obligations of states and political subdivisions*                            6,828       2,024
   Other securities                                                           159,668     196,566
                                                                           ----------    --------
      Total available-for-sale                                             $1,289,617    $947,436
                                                                           ==========    ========
Held-to-maturity:
   Mortgage-backed securities                                                            $182,774
   U.S. Treasury and other U.S. Government agencies and corporations                       54,687
   Other securities                                                                        22,846
                                                                                         --------
      Total held-to-maturity                                                             $260,307
                                                                                         ========
* Nontaxable
-------------------------------------------------------------------------------------------------

     The following table presents maturities for the Company's debt securities at December 31, 1998, and the approximate weighted tax equivalent yields (at the statutory federal tax rate of 35 percent). Mortgage-backed securities are shown at their remaining contractual principal maturities but are expected to have shorter average lives. Considering this, the Company estimates the average life of the entire portfolio to be approximately 4 years. Yields presented in this table have been computed using the amortized cost of the securities.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                Securities Maturing In
                                                     ----------------------------------------------------------------------------
                                                     1 Year or Less   After 1-Yr. through 5  5-Yrs. through 10    10 Yrs. or More
                                                     ----------------------------------------------------------------------------
(Dollars in thousands)                               Balance  Yield%      Balance  Yield%      Balance  Yield%    Balance  Yield%
---------------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
   Mortgage-backed securities                        $ 5,135   6.38%     $ 34,995   6.48%     $131,221   5.92%   $897,159   5.95%
   U.S. Treasury and other U.S. Government
      agencies and corporations                        4,959   4.49%       26,995   6.16%       13,165   6.94%
   Obligations of states and political subdivisions    6,152   3.83%          401   4.43%          251   5.14%
   Other debt securities                                  20   6.00%       37,907   6.57%          350   5.36%     17,726   6.91%
                                                     -------             --------             --------           --------
      Total                                          $16,266   4.97%     $100,298   6.42%     $144,987   6.01%   $914,885   6.00%
                                                     =======             ========             ========           ========
---------------------------------------------------------------------------------------------------------------------------------

liquidity and funding

Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through amortization, maturity or sale of assets such as loans and securities available-for-sale, liability sources such as increased deposits, utilization of the Federal Home Loan Bank credit facility, borrowings from the Federal Reserve Bank of Boston, purchased or other borrowed funds, and access to the capital markets. The Company's securities portfolio is classified entirely as available-for-sale, which provides the flexibility to sell certain securities based upon changes in economic or market conditions, interest rate risk and the Company's financial position and liquidity.

     At December 31, 1998, liquidity, which includes excess cash, federal funds sold and unpledged securities, totaled approximately $758 million, or 13 percent of total assets.

     The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term borrowings. Total deposits increased $68 million, or 2 percent, to $4.234 billion since December 31, 1997. Noninterest-bearing deposits increased $65 million while savings deposit growth, which includes NOW, money market and regular savings, increased $216 million. These areas of deposit growth reflect the Company's innovative deposit products and promotional initiatives, as well as the synergies of a larger branch network, augmented by acquisitions. Certificates of deposit decreased $214 million as the Company is intentionally less competitive with these higher cost products. The savings deposit balances also reflect a shift from NOW to money market deposits of approximately $60 million since the beginning of the year. This reflects the addition of the Affiliated banks and Somerset to USTrust's overnight deposit sweep process. This process transfers certain NOW account balances to money market accounts on a nightly basis and then returns the balances to a NOW account status the following morning. The effect of this process, which has no impact on an individual customer's account status, is a reduction of the cash reserve balances required to be maintained at the Federal Reserve Bank. This process has become a customary procedure for most large institutions and has Federal Reserve Board approval. Short-term and other borrowings, which consist principally of federal funds purchased, securities sold under agreement to repurchase, and borrowings from the Federal Home Loan Bank, increased $246 million to $1.062 billion to support loan growth and securities purchases.

     As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents increased $6 million during 1998. Cash provided by operations resulted largely from net income earned during the year. Cash used by investing activities was due to an excess of purchases of securities and increased loan volume over cash provided by securities sales and maturities, and reduction in federal funds sold. Cash provided by financing activities was provided primarily by increases in nontime deposits and borrowings, partially offset by reductions in certificates of deposit.

     At December 31, 1998, the Company on an unconsolidated basis had $5 million in cash and due from banks and $15 million in short-term securities purchased under agreement to resell, compared with $6 million and $4 million, respectively, at December 31, 1997. The increase in excess funds was primarily due to the receipt of $24 million in dividends from subsidiaries during the year partially reduced by dividends paid to shareholders of $17 million. In addition, a $1 million capital contribution and $2 million demand loan was granted to one subsidiary, Cambridge Trade Finance Corp. ("CTFC"). CTFC, a new company formed during the year, is a Massachusetts-based trade finance corporation specializing in serving small- to mid-sized importers and exporters throughout New England.

Deposits

The following table sets forth the remaining maturities of certificates of deposit in the amount of $100 thousand or more at December 31, 1998:

--------------------------------------------------------------------------------
(Dollars in thousands)
--------------------------------------------------------------------------------
Less than three months                                                $185,656
Three to six months                                                     39,437
Six to twelve months                                                    37,958
Over twelve months                                                      37,492
                                                                      --------
   Total                                                              $300,543
                                                                      ========
--------------------------------------------------------------------------------

Short-term Borrowings

The Company's short-term borrowings consist primarily of federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. These instruments generally range from overnight to one month in duration.

------------------------------------------------------------------------------------------------------------------------------------
                                                       At December 31,                     For the Year Ended December 31,
                                                  ----------------------------------------------------------------------------------
                                                             Weighted Average     Maximum Amount   Average Amount  Weighted Average
(Dollars in thousands)                             Balance      Interest Rate   at Any Month End      Outstanding     Interest Rate
------------------------------------------------------------------------------------------------------------------------------------
Federal funds purchased:
   1998                                           $278,695               4.94%          $353,415         $138,706              4.45%
   1997                                             79,027               5.58%            80,071           71,543              5.43%
   1996                                             92,677               5.73%            92,677           68,551              5.35%
Securities sold under agreements to repurchase:
   1998                                           $498,372               4.11%          $498,372         $353,669              4.35%
   1997                                            276,264               4.65%           288,498          265,921              4.61%
   1996                                            238,044               4.73%           287,993          228,260              4.70%
FHLB borrowings:
   1998                                           $200,000               5.53%          $396,500         $259,566              5.60%
   1997                                            249,264               5.80%           249,264          142,214              5.39%
   1996                                            212,300               5.61%           484,800          216,695              5.71%
------------------------------------------------------------------------------------------------------------------------------------

interest rate risk

Volatility in interest rates requires the Company to manage interest rate risk that arises from differences in the timing of repricing of assets and the liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. An institution with more assets repricing than liabilities within a given time frame is considered asset sensitive ("positive GAP") and in time frames with more liabilities repricing than assets it is liability sensitive ("negative GAP"). Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity, presently equal to approximately 23 percent of total assets. The Company has historically managed its interest rate GAP primarily by lengthening or shortening the maturity structure of its securities portfolio.

     The Company's GAP presentation may not reflect the degree to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to either the prime rate, the London Interbank Offered Rate ("LIBOR") or treasury bill index.

     The following table summarizes the Company's GAP position at December 31, 1998. The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis as management deems appropriate. Securities and noninterest-bearing deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for noninterest-bearing deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At December 31, 1998, the one-year cumulative GAP position was negative at $223 million, or approximately 4 percent of total assets.

     During 1998, the average life of earning assets was extended through reductions in federal funds sold and replacement and build-up in the securities portfolio of longer-term securities containing reduced economic risk from prepayment. In addition, the average life of interest-bearing liabilities was shortened as long-term borrowings were replaced at maturity with short-term or overnight borrowings. This positioning has allowed the Company to take advantage of the falling interest rate environment that has resulted in lower funding costs while maintaining yield on earning assets.

---------------------------------------------------------------------------------------------------------
                                                            Interest Sensitivity Periods
                                           --------------------------------------------------------------
(Dollars in millions)                      0-30 Days    31-90 Days  91-365 Days  Over 1 Year        Total
---------------------------------------------------------------------------------------------------------
Loans, net of reserve                        $ 1,298       $   237       $  869       $1,827       $4,231
Federal funds sold                                 8                                                    8
Securities                                        44            85          178          983        1,290
Other assets                                       3                          3          366          372
                                             -------       -------       ------       ------       ------
   Total assets                              $ 1,353       $   322       $1,050       $3,176       $5,901
                                             =======       =======       ======       ======       ======

Interest-bearing deposits                    $   859       $   261       $  614       $1,652       $3,386
Borrowed funds                                 1,009            10           23           20        1,062
Noninterest-bearing deposits                     157                                     690          847
Other liabilities and stockholders' equity        15                                     591          606
                                             -------       -------       ------       ------       ------
   Total liabilities and equity              $ 2,040       $   271       $  637       $2,953       $5,901
                                             -------       -------       ------       ------       ======
GAP for period                               $  (687)      $    51       $  413       $  223
                                             =======       =======       ======       ======
Cumulative GAP                               $  (687)      $  (636)      $ (223)      $    0
                                             =======       =======       ======       ======
As a percent of total assets                  (11.64%)      (10.78%)      (3.78%)
---------------------------------------------------------------------------------------------------------

     The Company also uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., 12 month) time horizon. Simulation analysis involves projecting future interest income and expense from the Company's assets, liabilities, and off-balance sheet positions under various scenarios. The Company's limits on interest rate risk specify that, if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 10 percent. The following table reflects the Company's estimated exposure as a percentage of estimated net interest income, and consequently net income, for the next 12 months, assuming the indicated immediate shifts in interest rates:

-----------------------------------------------------------------------------------------------
                                      Estimated Exposure as a Percentage of Net Interest Income
                                      ---------------------------------------------------------
Rate Change (Basis Points)                                December 31,1998
-----------------------------------------------------------------------------------------------
           +200                                                (3.4%)
           -200                                                (0.4%)
-----------------------------------------------------------------------------------------------

     As shown in the table above, the effect of a large fluctuation downward of 200 basis points, given the Company's liability-sensitive balance sheet position, would produce a minimal 0.4 percent decrease in net interest income over the next 12 months. A market rate shift upward would reduce net interest income by 3.4 percent over the next 12 months. A restated estimated exposure as of December 31, 1997 for acquisitions accounted for as poolings of interests is not included in the table above as such information is not readily determinable.

     Shortcomings are inherent in any simulation analysis. Certain assets, such as adjustable rate loans, have features which restrict changes in interest rates. Additionally, the proportion of fixed-rate loans in the Company's portfolio could increase in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, early withdrawal and prepayment levels could deviate significantly from those assumed in the analysis. Finally, the ability of some borrowers to repay their adjustable rate loans may decrease in the event of interest rate increases.

     On January 31, 1997, the Securities and Exchange Commission issued final rules governing disclosure requirements for financial instruments, including derivatives. This new release requires more detailed disclosure than required in SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." However, the additional disclosures are only required when material. As of December 31, 1998 and 1997, the positive fair value of derivatives outstanding was immaterial to the Company's financial statements as a whole and, therefore, these additional disclosures are not presented.

capital

There are three capital requirements that banks and bank holding companies must meet. Two requirements take into consideration risks inherent in assets for both on- and off-balance sheet items on a risk-weighted basis ("risk-based assets"). Risk weightings are as determined by banking regulators for the industry. Under these requirements, the Company must meet minimum Tier 1 and Total risk-based capital ratios (capital, as defined in the regulations, divided by risk-based assets) of 4 percent and 8 percent, respectively. Tier 1 capital is essentially shareholders' investment, net of intangible assets and Tier 2 capital is the allowable portion of the loan loss reserve (as defined) and discounted subordinated debt. Total capital is the combination of Tier 1 and Tier 2. The third requirement is a leverage capital ratio, defined as Tier 1 capital divided by total average assets, net of intangibles. All but the most highly-rated banks are required to maintain a minimum of 4 percent. The Company has not been notified of a specific requirement above the minimum. All three capital ratios are calculated excluding the effect of unrealized gain/loss on securities available-for-sale. Management believes, as of December 31, 1998, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements. Refer to Note 17 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of capital requirements.

     In 1998, the Company declared quarterly cash dividends totaling $23 million, or $0.54 per share, to stockholders. Also, during the year the Company's subsidiaries declared dividends payable to the Company totaling $37 million, $2 million from USTC and $35 million from USTrust and second tier bank holding companies of the Company.

     In 1995, the Company adopted a shareholder rights plan and in 1998 the Company's Board of Directors approved a stock repurchase program. Refer to Note 17 to the Notes to Consolidated Financial Statements for a discussion.

credit quality and reserve for possible loan losses

Credit quality of the commercial loan and lease portfolios is quantified by a corporate credit rating system designed to parallel regulatory criteria and categories of loan risk. Individual lenders monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of both commercial and consumer credit portfolios are also assessed on a regular basis by an independent Loan Review Department which reports to the Company's Board of Directors through its Asset Quality Committee. Loan Review personnel conduct ongoing portfolio trend analyses and individual credit reviews to evaluate loan risk and compliance with corporate lending policies. Results and recommendations from this process provide senior management and the Board of Directors and its Asset Quality Committee with independent information on loan portfolio condition. The Asset Quality Committee monitors asset quality throughout the year and actively reviews the large credit exposures. Consumer loan quality is evaluated on the basis of delinquent data due to the large number of such loans and relatively small size of individual credits. Historical trend analysis reports are reviewed on a monthly basis by senior lending officers and the Company's Board of Directors.

     At December 31, 1998, substandard loans totaled $50 million, compared with $53 million at year-end 1997. Loans reported as substandard include loans classified as Substandard or Doubtful, as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include loans on nonaccrual, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable.

     At December 31, 1998, Substandard and Doubtful loans were $48 million and $2 million, respectively. Substandard loans include $35 million of accruing commercial and commercial real estate loans, of which 91 percent were current with respect to contractual principal and interest payments, and $13 million in loans that were on nonaccrual and included in nonperforming assets. All of the loans rated Doubtful were on nonaccrual and included in nonperforming assets. Also, at December 31, 1998, loans rated Special Mention in the Company's internal risk rating profile amounted to $34 million, all of which were current. Special Mention loans, as defined by the Company, have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the assets.

     As of year-end 1998, approximately 63 percent of loans classified as Substandard or Doubtful were collateralized by real estate, and the remainder were collateralized by accounts receivable, inventory, equipment and other business assets. Of the loans secured by real estate, approximately 38 percent were collateralized by owner-occupied commercial properties, approximately 56 percent were collateralized by other commercial real estate, and approximately 2 percent by residential real estate. The remaining loans were collateralized by real estate under construction or raw land.

     The upcoming Year 2000 event has prompted the Company to establish a comprehensive process of customer interaction designed to provide information on borrower readiness for the Year 2000. It is the Company's position that the Year 2000 business problem presents an additional credit consideration. Accordingly, the evaluation program parallels existing credit practices. An additional rating, "the Millennium Rating," has been established to assess the Year 2000 readiness of each credit and to identify loans which represent Year 2000 risk. Any loans which have been determined to have "Millennium Special Mention" or "Millennium Substandard" ratings will be reviewed and a determination will be made if any remedial action is necessary. In some cases, an addition to the reserve for possible loan losses may be necessary. For a further discussion of the Year 2000 issue, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Nonperforming Assets

The following table sets forth the Company's total nonperforming assets and performance measures regarding key indicators of asset quality:

--------------------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                              ------------------------------------------------
(Dollars in thousands)                                           1998      1997      1996      1995       1994
--------------------------------------------------------------------------------------------------------------
Nonperforming assets:
   Nonaccruals:
      Commercial and financial                                $ 4,843   $11,963   $24,819   $15,998   $ 39,029
      Commercial real estate:
         Construction                                           1,274       315       929     1,348      1,130
         Developer, investor and land                           6,654     6,180     7,331     7,313     27,346
      Commercial lease financing                                2,422       237
      Consumer:
         Residential mortgage                                   5,323    11,518    10,841     9,528      9,825
         Home equity                                              443       698       522       831        673
         Indirect automobile installment                        2,827     1,866       778       446        134
         Other consumer                                           181       315        78       134         61
                                                              -------   -------   -------   -------   --------
   Total nonaccrual                                            23,967    33,092    45,298    35,598     78,198
   Accruing loans 90 days or more past due                      2,423     1,069     1,134       714      3,037
   Other property owned ("OPO"), net (1)                        4,660     7,046    11,031    16,817     39,794
   Restructured loans (2)                                         141    17,443    20,401    43,494     55,080
                                                              -------   -------   -------   -------   --------
Total nonperforming assets                                    $31,191   $58,650   $77,864   $96,623   $176,109
                                                              =======   =======   =======   =======   ========
Reserve for possible loan losses                              $65,274   $68,539   $65,979   $84,245   $ 91,860
Net chargeoffs                                                $ 5,451   $   540   $   667   $24,081   $ 28,553
OPO reserve                                                   $ 5,657   $ 3,628   $ 3,147   $ 4,760   $  8,867

Ratios:
Reserve to nonaccrual loans                                     272.3%    207.1%    145.7%    236.7%     117.5%
Reserve to total of nonaccrual loans, accruing loans 90 days
   or more past due and restructured loans                      246.0%    132.8%     98.7%    105.6%      67.4%
Reserve to period-end loans                                       1.5%      1.7%      1.8%      2.9%       3.2%
Nonaccrual loans to period-end loans                              0.6%      0.8%      1.3%      1.2%       2.7%
Nonaccrual loans and accruing loans over 90 days past due
   to period-end loans                                            0.6%      0.9%      1.3%      1.2%       2.9%
Nonperforming assets to period-end loans and OPO                  0.7%      1.5%      2.2%      3.3%       6.1%
Nonperforming assets to total assets                              0.5%      1.1%      1.5%      2.2%       4.2%
Net chargeoffs to average loans                                   0.1%      0.0%      0.0%      0.8%       1.0%
OPO reserve to OPO                                               54.8%     34.0%     22.2%     22.1%      18.2%

(1) Included in other property owned ("OPO") are other real estate owned, automobiles, and equipment acquired through foreclosure or in settlement of loans. The balance is stated net of a valuation reserve. Refer to Note 1 to the Notes to Consolidated Financial Statements for a discussion of OPO.

(2) Restructured loans are those where interest rates and/or principal repayments have been restructured to defer or reduce payment as a result of financial difficulties of the borrower.
--------------------------------------------------------------------------------

     As exhibited in the preceding table, total nonperforming assets were reduced $27 million in 1998 to $31 million. The decrease was led by a $17 million reduction in restructured loans and a reduction in nonaccrual commercial loans and residential mortgage loans. These reductions were due in part to the sale of $21 million in substandard commercial and residential loans during the third quarter of 1998. The indirect automobile loan increase from 1997 reflected the substantial increase in balances outstanding of these loans. The reserve to total nonaccrual loans, accruing loans 90 days or more past due and restructured loans improved to 246.0 percent at December 31, 1998, compared with 132.8 percent a year ago. Reserve to total loans decreased to 1.5 percent from 1.7 percent a year ago.

     The Company's consumer loan delinquency rates (greater than 30 days past due including nonaccruals) continue to remain at favorable levels. The delinquency rate for the indirect automobile loans, the second largest component of the Company's consumer loan portfolio was 3.03 percent at December 31, 1998, compared with 3.20 percent at December 31, 1997. The Company anticipates that the current high growth rate experienced in the indirect automobile loan portfolio will subside in future periods. This factor, combined with the eventual maturity of the existing portfolio, will likely result in an increase in the delinquency rate in future periods.

     At December 31, 1998, total impaired loans were $13.4 million, comprised of $.6 million that required a reserve for possible loan losses of $.3 million, and $12.8 million that did not require a related reserve. The Company has defined impaired loans as commercial and commercial real estate loans recognized by the Company as nonaccrual and restructured. Refer to Notes 1 and 6 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion on SFAS No. 114. The amount of interest on December 31, 1998 impaired loans that would have been recorded had the loans been paying in accordance with their original terms during 1998 was approximately $2.6 million. The amount of interest income on these loans included in net income in 1998 was approximately $1.2 million.

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

     No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses and ratio of loans in each category to total loans at December 31, 1994 through 1998 is presented below:


------------------------------------------------------------------------------------------------------------------------------------
                                                             December 31,
------------------------------------------------------------------------------------------------------------------------------------
                            1998                    1997                   1996                  1995                   1994
                    ---------------------  ---------------------  ---------------------  ---------------------  --------------------
                                 Loans as               Loans as               Loans as             Loans as                Loans as
                                a Percent              a Percent              a Percent            a Percent               a Percent
                    Allocation  of Total   Allocation  of Total   Allocation  of Total  Allocation  of Total    Allocation  of Total
                      Amount      Loans      Amount      Loans      Amount      Loans      Amount      Loans       Amount     Loans
                   -----------  ---------  --------------------  ----------------------  ---------------------  --------------------
                                                                  (Dollars in thousands)
Amount of loan loss
reserve:
Commercial and
financial..........   $21,762   32.9%      $20,232     27.2%      $18,652    26.7%      $23,043     27.9%      $34,203       30.0%
Commercial real
estate:
  Construction.....       862    1.3%        1,900      2.8%        1,410     3.0%        1,636      3.4%        1,790       3.3%
  Developer,
    investor
    and land.......     7,668   11.6%        8,831     13.6%       10,759    17.2%       14,784     22.4%       21,038      23.1%
Commercial lease
  financing........     1,685    1.8%          974      1.4%          634     1.3%          408      1.1%          181       1.0%
Consumer*..........    30,152   52.4%       27,657     55.0%       21,967    51.8%       17,374     45.2%       14,233      42.6%
Unallocated........     3,145                8,945                 12,557                27,000                 20,415
                      -------   -----      -------    -----       -------    -----      -------     -----      -------     -----
      Total........   $65,274   100.0%     $68,539    100.0%      $65,979    100.0      $84,245     100.0%     $91,860     100.0%
                      =======   =====      =======    =====       =======    =====      =======     =====      =======     =====

  * Consumer loans include indirect automobile installment loans and leases.

     The reserve for possible loan losses was $65.3 million at December 31, 1998, down $3.3 million from a year ago. Net chargeoffs of $5.5 million were partially offset by a $2.2 million provision for possible loan losses during the year. Reserve allocated to commercial and financial loans increased from 1997 due to volume growth in these loans and reserve allocated to consumer loan increased due to growth in the indirect automobile portfolio. The unallocated portion of the reserve at year end was $3.1 million, or 5 percent of the reserve, down from $8.9 million, or 13 percent, of the reserve a year ago. The decrease in the unallocated portion is a direct result of the improving asset quality trend. The ratio of nonperforming assets to total assets has continued to decline from 2.2 percent in 1995 to 1.5 percent in 1996, 1.1 percent in 1997 and 0.5 percent in 1998. This improvement in asset quality, allowed the Company to reduce the level of unallocated reserves maintained during this time frame. The Company expects to continue to maintain reserve levels that are consistent with asset quality and the risk inherent within the loan portfolios.

     A summary of loan loss experience for the years ended December 31, 1994 through 1998 is presented below:

-----------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                                      -----------------------------------------------------------------
(Dollars in thousands)                                      1998          1997          1996          1995         1994
-----------------------------------------------------------------------------------------------------------------------
Reserve for loan losses at beginning of period        $   68,539    $   65,979    $   84,245    $   91,860   $   91,374
                                                      ----------    ----------    ----------    ----------   ----------
Chargeoffs:
   Commercial and financial                                3,238         2,106         5,034        11,330       17,309
   Commercial real estate:
       Construction                                                         38                         591          276
       Developer, investor and land                        2,598           607         2,719        18,116       14,190
   Commercial lease financing                                457
   Consumer:
       Residential mortgage                                1,584         1,033         1,816         2,128        2,834
       Home equity                                            94           116            51         1,270          119
       Indirect automobile installment                     5,059         2,793         1,736           844          806
       Other consumer                                      1,652         1,062           262           240          427
       Indirect automobile lease financing                   145
                                                      ----------    ----------    ----------    ----------   ----------
            Total chargeoffs                              14,827         7,755        11,618        34,519       35,961
                                                      ----------    ----------    ----------    ----------   ----------
Recoveries:
   Commercial and financial                                1,921         3,271         4,964         6,018        4,746
   Commercial real estate:
       Construction                                           87            14           654           205          142
       Developer, investor and land                        5,078         2,024         3,260         2,096        1,227
   Commercial lease financing                                137
   Consumer:
       Residential mortgage                                  822         1,124         1,260         1,350          289
       Home equity                                            35            12            23            46           48
       Indirect automobile installment                     1,084           685           707           642          820
       Other consumer                                        212            85            83            81          136
                                                      ----------    ----------    ----------    ----------   ----------
            Total recoveries                               9,376         7,215        10,951        10,438        7,408
                                                      ----------    ----------    ----------    ----------   ----------
Net chargeoffs                                             5,451           540           667        24,081       28,553
Provision (credit) for possible loan losses                2,239         3,100       (15,495)       15,920       28,024
Reserve of (sold) acquired banks and other transfers         (53)                     (2,104)          546        1,015
                                                      ----------    ----------    ----------    ----------   ----------
Reserve for loan losses at end of period              $   65,274    $   68,539    $   65,979    $   84,245   $   91,860
                                                      ==========    ==========    ==========    ==========   ==========

Average loans                                         $4,090,568    $3,718,167    $3,066,626    $2,892,980   $2,728,017
                                                      ==========    ==========    ==========    ==========   ==========
Ratio of net chargeoffs to average loans                     0.1%          0.0%          0.0%          0.8%         1.0%
-----------------------------------------------------------------------------------------------------------------------

                              results of operations

comparison of 1998 with 1997

For the year ended December 31, 1998, net income was $55.3 million, or $1.28 diluted earnings per share, compared with $50.2 million, or $1.18 diluted earnings per share, for the year ended December 31, 1997. Operating results included charges of $8.1 million and $4.4 million in 1998 and 1997, respectively, for certain nondeductible merger-related expenses and pre-tax charges of $11.5 million and $11.8 million in 1998 and 1997, respectively, for restructuring charges related to acquisitions. The 1998 charges were recorded in connection with the Somerset and Affiliated acquisitions while the 1997 charges were incurred primarily for the Walden acquisition. Excluding merger-related and restructuring charges, 1998 net income was $70.5 million, or $1.63 diluted earnings per share, compared with $61.7 million, or $1.44 diluted earnings per share last year.

     Net income for 1998, including the aforementioned merger-related and restructuring charges, produced a return on average stockholders' investment of
10.69 percent compared with 11.13 percent in 1997, and a return on average assets of 0.99 percent compared with 0.95 percent last year. Operating return on average equity (excluding merger-related and restructuring charges) was 13.63 percent, just below the 13.66 percent earned in 1997. The positive effect of this year's earnings increase on this performance ratio was offset by the effect of a $66 million increase in average equity from earnings retained during the year. Operating return on average assets was 1.26 percent this year compared with 1.17 percent last year.

--------------------------------------------------------------------------------------------------------
                                                                           Return on Average
                                                                ----------------------------------------
                                                                    Assets      Stockholders' Investment
                                                                ----------------------------------------
Year Ended December 31,                                         1998     1997             1998      1997
--------------------------------------------------------------------------------------------------------
Net interest income                                             4.51%    4.37%           48.79%    51.08%
Provision for possible loan losses                              0.04     0.06             0.43      0.69
                                                                ----     ----            -----     -----
Net interest income after provision for possible loan losses    4.47     4.31            48.36     50.39
Noninterest income                                              0.87     0.79             9.44      9.23
Noninterest expense                                             3.74     3.60            40.46     42.15
                                                                ----     ----            -----     -----
Income before income tax                                        1.60     1.50            17.34     17.47
Income tax provision                                            0.61     0.55             6.65      6.34
                                                                ----     ----            -----     -----
   Net income                                                   0.99%    0.95%           10.69%    11.13%
                                                                ====     ====            =====     =====

Net Interest Income Analysis

The Company's net interest income on a fully taxable equivalent basis was $253.5 million in 1998, an increase of 9 percent, or $21.6 million over 1997. The increase over last year was due to a combination of earning asset growth, favorable changes in earning asset and deposit mix, noninterest-bearing and low-cost deposit growth and lower borrowing costs. The table below presents the following information: average earning assets and average interest-bearing liabilities supporting earning assets; and interest income and interest expense expressed as a percentage of the related asset or liability. The average balances and the rates presented include the effect of fair value adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,
                                       --------------------------------------------------------------------------------------------
                                                     1998                            1997                            1996
                                       --------------------------------------------------------------------------------------------
                                          Average            Average      Average            Average      Average           Average
(Dollars in thousands)                    Balance   Interest    Rate      Balance   Interest    Rate      Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                $  121,483                      $  120,775                      $  127,758
Federal funds sold and other               59,657   $  3,910    6.55%      89,201   $  5,191    5.82%      51,956   $  2,791   5.36%
Securities:
   Taxable                              1,114,095     70,645    6.34    1,151,361     73,935    6.42    1,277,991     78,892   6.17
   Nontaxable and preferential
     rate income (1)                       48,132      3,278    6.81       43,016      3,294    7.66       30,227      2,541   8.41
                                       ----------   --------           ----------   --------           ----------   --------
       Total securities                 1,162,227     73,923    6.36    1,194,377     77,229    6.47    1,308,218     81,433   6.22
Loans (1) (2)                           4,090,568    352,006    8.61    3,718,167    327,689    8.81    3,066,626    272,459   8.86
Reserve for possible loan losses          (68,508)                        (67,332)                        (81,227)
                                       ----------                      ----------                      ----------
   Net loans                            4,022,060                       3,650,835                       2,985,399
Other assets                              223,606                         217,804                         174,871
                                       ----------   --------           ----------   --------           ----------   --------
       Total assets/interest income    $5,589,033   $429,839           $5,272,992   $410,109           $4,648,202   $356,683
                                       ==========   ========           ==========   ========           ==========   ========

Liabilities and Stockholders' Investment
Deposits:
Noninterest-bearing                    $  756,212                      $  609,118                      $  464,181

NOW                                       120,247   $  1,695    1.41%     153,185   $  1,916    1.25%     340,961   $  4,329   1.27%
Money market                              817,553     19,945    2.44      729,523     17,431    2.39      410,308     13,310   3.24
Regular savings                           917,063     25,856    2.82      862,743     24,359    2.82      656,976     16,559   2.51
Time                                    1,513,488     82,604    5.46    1,582,935     88,081    5.56    1,473,115     83,463   5.65
                                       ----------   --------           ----------   --------           ----------   --------
   Total interest-bearing deposits      3,368,351    130,100    3.86    3,328,386    131,787    3.96    2,881,360    117,661   4.07
                                       ----------                      ----------                      ----------
   Total deposits                       4,124,563                       3,937,504                       3,345,541
Short-term and other borrowings           884,140     46,230    5.23      829,830     46,418    5.59      838,979     46,858   5.57
Other liabilities                          63,203                          54,310                          47,034
Stockholders' investment                  517,127                         451,348                         416,648
                                       ----------   --------           ----------   --------           ----------   --------
   Total liabilities and stockholders'
     investment/interest expense       $5,589,033   $176,330    3.15%  $5,272,992   $178,205    3.38%  $4,648,202   $164,519   3.53%
                                       ==========   ========           ==========   ========           ==========   ========
Earning assets - interest income       $5,312,452   $429,839    8.09%  $5,001,745   $410,109    8.20%  $4,426,800   $356,683   8.04%
Interest-bearing liabilities -
   interest expense                    $4,252,491    176,330    4.15%  $4,158,216    178,205    4.29%  $3,720,339    164,519   4.41%
                                                    --------                        --------                        --------
Net interest spread (3)                                         3.94%                           3.91%                          3.63%
Net interest margin (4)                             $253,509    4.77%               $231,904    4.64%               $192,164   4.33%
                                                    ========                        ========                        ========

(1) Interest on loans to and obligations of states and political subdivisions is not subject to federal income tax and certain dividend income from equity securities receive preferential tax treatment. In order to make pretax yields comparable to fully taxable loans and securities, a tax equivalent adjustment is utilized. The adjustment is based on a 35 percent federal income tax rate and includes applicable state taxes, net of federal tax benefit.

(2) Average loan balance includes nonaccrual loans, such that the negative income effect is included in the calculation of average rates.

(3) Net interest spread is the excess of the interest rate on average earning assets over the interest rate on average interest-bearing liabilities.

(4) Net interest margin is the excess of the interest earned over interest expense divided by average earning assets.
--------------------------------------------------------------------------------

     As reflected in the foregoing table, average loans increased 10 percent, or $372 million to $4.091 billion this year. As exhibited in the table below, loan growth was the largest contributor to the improvement in net interest income over 1997. Lower-yielding average assets, such as securities decreased $32 million and Federal funds sold decreased $30 million. Average low-cost savings deposits, including regular savings, NOW and money market, increased 6 percent, or $109 million from 1997, while average high-cost certificates of deposit decreased $69 million. The positive differential between average total earning assets and average total interest-bearing liabilities increased $216 million from 1997 due to an increase in noninterest-bearing deposits as well as retained earnings and contributed to the increase in net interest income. The increases in average low-cost and noninterest-bearing deposits reflects the Company's success at attracting these deposits with its very competitive deposit account fee structure. The effect on net interest income from these favorable changes in volume of interest-earning assets and interest-bearing and noninterest-bearing liabilities was an increase of $26.4 million for the year ended December 31, 1998 compared with 1997.

     Yield on earning assets declined 11 basis points to 8.09 percent in 1998. A decrease in yield on loans of 20 basis points from 1997 was the largest factor affecting total earning asset yield. Loan yields, in particular rates on new commercial loans, continue to reflect the effect of competitive pressure on loan pricing. The Company expects that such competitive pressure will continue into next year. In general, market interest rates were on a downward trend during 1998. During the latter half of 1998, the Federal Reserve Board announced interest rate cuts in the rate charged to member banks for borrowings from the Federal Reserve. As a result, the Company's subsidiary banks, consistent with most banks across the country, decreased the prime lending rate a total of 75 basis points. Such rate decreases are expected to continue to reduce yield on earning assets in future periods. The cost of interest-bearing liabilities decreased 14 basis points this year to 4.15 percent. Rates on the low-cost deposits, NOW, money market and regular savings were maintained or increased from 1997 as part of a strategy to promote growth in this deposit category. The average cost of time certificates of deposit decreased 10 basis points compared to a year ago, as older certificates matured and repriced at the current lower offering rates. The Company expects to continue to adjust rates on new certificates as well as some savings products consistent with the general trend in interest rates. Borrowing costs decreased 36 basis points compared with a year ago due to the replacement of long-term, higher rate borrowings with short-term or overnight borrowings. This is expected to continue to allow the Company to take advantage of falling interest rates and thereby reduce funding costs. The net effect of rate changes on net interest income for the year ended December 31, 1998 compared with the same period in 1997, was a decrease of $4.8 million.

     As a result of the aforementioned yield, cost and volume changes, the interest rate margin and spread increased slightly from 4.64 percent and 3.91 percent in 1997 to 4.77 percent and 3.94 percent in 1998, respectively. The Company expects to maintain the current level of net interest margin and spread through the next year. The combination of the Company's balance sheet positioning and ability to adjust certain funding costs are expected to aid in this effort. Although such expectations, which are subject to the volatility of market interest rates, may not be realized. Refer to the caption "Interest Rate Risk" in this Form 10-K for a further discussion of balance sheet positioning.

     The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the year ended December 31, 1998 when compared with the year ended December 31, 1997. Changes attributable to both rate and volume are allocated on a weighted basis.

-----------------------------------------------------------------------------------------------------------------------------
                                                                        Increase (Decrease) From Year Ended December 31, 1997
                                                                        -----------------------------------------------------
                                                             Year Ended                          Amount Due to Changes in
                                                                                              -------------------------------
(Dollars in thousands)                                December 31, 1998        Total Change         Volume          Rate
-----------------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans*                                 $352,006             $24,317        $32,194       $(7,877)
   Interest on securities:
      Taxable                                                    70,645              (3,290)        (2,371)         (919)
      Nontaxable and preferential rate income*                    3,278                 (16)           369          (385)
   Interest on federal funds sold and other                       3,910              (1,281)        (1,876)          595
                                                               --------             -------        -------       -------
      Total interest income*                                    429,839              19,730         28,316        (8,586)
Interest expense:
   Interest on NOW, money market and regular savings deposits    47,496               3,790          2,785         1,005
   Interest on time deposits                                     82,604              (5,477)        (3,813)       (1,664)
   Interest on borrowings                                        46,230                (188)         2,939        (3,127)
                                                               --------             -------        -------       -------
      Total interest expense                                    176,330              (1,875)         1,911        (3,786)
                                                               --------             -------        -------       -------
Net interest income                                            $253,509             $21,605        $26,405       $(4,800)
                                                               ========             =======        =======       =======

* Fully taxable equivalent at the federal income tax rate of 35 percent and includes applicable state taxes net of federal benefit. The tax equivalent adjustment on loans was approximately $.2 million and on nontaxable and preferential rate income securities was approximately $1.0 million.
--------------------------------------------------------------------------------

Noninterest Income

Total noninterest income was $48.8 million, $7.1 million higher than 1997. Realized net gains on sales of securities, including $2.1 million in realized gains on venture capital investments, were $3.9 million this year compared with realized net losses of $1.2 million in 1997. The Company's three key fee-based businesses showed strong improvement over 1997. Asset management fees increased $2.1 million, or 16 percent, due to growth in balances under management from new business and favorable market results. Assets under management increased $380 million during the year to $3.5 billion. Deposit account service charges increased $1.2 million, or 11 percent, due to increased revenue from NSF charges and growth in demand deposit and nontime savings deposits. Corporate services income rose $.5 million, or 8 percent, due to growth in commercial cash management services. Gains from loan sales this year were $.7 million, which includes gains on sale of fixed rate residential mortgage loans in the secondary market and gain on sale of substandard loans. Gains on sale of loans in 1997 were mostly from the sale of substandard loans.

Noninterest Expense

Total noninterest expense was $209.2 million, an increase of $19.0 million over 1997. Restructuring charges of $11.5 million were incurred in 1998 in connection with the Somerset and Affiliated acquisitions and the result of management's integration plan. These costs related to activities that had no future economic benefit to the Company and were incremental to other costs incurred in the conduct of the Company's business. The nature of these expenses included charges for severance payments to former Somerset and Affiliated executives and staff, processing systems conversions and deconversion costs, customer communications related to the effect of the acquisitions and new account information, write-offs of certain assets such as signage and incompatable computer equipment, and other expenses directly associated with the integration of the acquired institutions. Similar restructuring charges of $11.8 million for the year ended December 31, 1997 were incurred in connection with the Walden acquisition.

     Acquisition and merger-related expenses, a nondeductible expense for tax purposes, of $8.1 million, were incurred in 1998 in connection with the Somerset and Affiliated acquisitions. These expenses included professional, legal, accounting and investment banking services directly incurred in connection with the acquisition transactions. Acquisition and merger-related expense of $4.4 million was incurred in 1997 primarily in connection with Walden and Firestone acquisitions.

     The increase in total noninterest expense in 1998 also reflects Year 2000 readiness expense of $5.4 million compared to a nominal expense in 1997. Also higher were personnel costs of $6.6 million, computer equipment depreciation and maintenance costs of $1.8 million, and increased data processing costs of $1.9 million. These operating expense increases are primarily the result of volume growth across the Company. In addition, the merger with and into USTrust and integration and conversion of the operating systems of the acquired banks, did not occur until late in the year. As a result, the Company's noninterest expense does not reflect the full cost savings and efficiencies associated with the acquisitions. The Company expects additional operating efficiencies related to acquisitions to be realized in the first half of 1999.

     Other noninterest expense approximated last year's level of $27 million. Communication expenses such as postage, telephone, and stationery and supplies, which aggregate approximately $11 million in 1998, are the largest components. Also included in other noninterest expense in 1998 were $2.7 million in one-time costs in connection with the upgrade of the Company's automated branch platform and teller systems and a writedown to net realizable value of a branch building held for sale. These increases were offset with lower legal reserve provisions and checkbook charges than 1997.

     The operating efficiency ratio, which excludes realized gains/losses on sales of securities and loans, merger-related and restructuring expenses and foreclosed asset expense, was 62.8 percent in 1998 compared with 63.3 percent in 1997. Excluding Year 2000 readiness expense, the 1998 ratio would further improve to 61.0 percent. The Company expects to focus on operating efficiencies in 1999 in an effort to further improve efficiency ratios.

Year 2000

The Year 2000 issue, which is common to most corporations, concerns the potential inability of computer-based systems, including among others, computer hardware, embedded chips, and computer software programs, to recognize properly and process date-sensitive information involving 20th and 21st century dates.

State of Readiness

In 1997, the Company assembled a project team of senior officers and outside consultants to assess the impact of the Year 2000 problem on its systems and certain systems of its customers, vendors and other parties that service or otherwise interact with the Company and to develop a Year 2000 Readiness Program consistent with the five phases set out in Regulatory Guidance. A national public accounting firm was engaged by the Company to focus on assisting in initial project development and progress assessment. The Company's Year 2000 Readiness Program contains a number of discrete segments, including among others, Awareness, Assessment, Project Planning, Remediation, Unit Test
Plans, Unit Testing, Integration Testing, System Implementation, Commercial (including evaluation and monitoring stages), Funds Providers and Capital Markets, Retail, Contingency Plans for Information Systems and Contingency Plans for Business Continuation.

     The Awareness and Assessment phases, Project Planning for all aspects and Unit Test Plans for mission critical systems have been completed. Mission critical systems are defined by the Company as those vital to the successful continuance of core business activities. Test Plans for noncritical applications are in process of development and are expected to be substantially completed during the second quarter of 1999. Inventory and Year 2000 readiness assessment of all information and noninformation systems and applications have been completed and all third-party vendors who provide applications to the Company have been contacted. Efforts to bring the major operating systems, and certain outsourced applications into compliance with Year 2000 requirements have or will be accomplished primarily through the installation of updated or replacement programs developed by third parties. In addition, the status of all Company facilities and all significant third-party providers of goods and services to the Company has been assessed. Starting in March 1998, the Company retained the services of Atlantic Data Services, Inc., and certain additional outside advisors and programmers to augment the Company's efforts in addressing its Year 2000 compliance.

     The Remediation Phase, wherein software and hardware are either modified or replaced, was substantially completed by year-end 1998 for mission critical applications. The Company successfully installed among other mission critical applications systems, a new commercial loan system and upgraded versions of its transaction deposit, certificate of deposit, ACH, wire transfer, general ledger and mortage processing systems. In addition, the Company has upgraded or replaced all of its mission critical mainframe operating systems that were not Year 2000 compliant and upgraded its broadly distributed PC network, operating, and office systems. One exception was the branch teller system, which the Company discovered through its Unit Testing procedures did not properly process the leap year date February 29, 2000. The Company expects to receive a new version before the end of April 1999. The second exception is the Company is awaiting the remediation and test results of the systems utilized by a third-party vendor that provides mutual fund and annuity broker and dealer services to the Company. The Year 2000 readiness results are expected from this service provider by March 31, 1999. The Remediation phase for nonmission critical applications is presently scheduled to be completed by September 30, 1999.

     Unit Testing of individual mission critical systems was substantially completed by December 31, 1998. Unit Testing for nonmission critical systems is expected to be substantially complete by the end of the first half of 1999.

To help achieve the completion of testing for nonmission critical applications, the Company has engaged the services of an additional third-party vendor, Command Systems, Inc. The targeted completion date for Integrating Testing for mission critical systems is March 31, 1999, and for nonmission critical systems the end of the third quarter of 1999. Integration testing involves the testing of applications on an integrated basis with systems interacting or exchanging data in a future date environment.

     As part of the System Implementation phase, the Company has generally put mission critical applications into production as soon as remediation or replacement installation was completed. As of year-end 1998, the process of system implementation was substantially complete with all but three of the remediated systems placed into production. These three, ATM, installment loan and installment loan origination, are scheduled to be installed by June 30, 1999.

     The Company has put in place a substantial program for evaluating potential additional credit risk that might arise should any of its large commercial customers experience their own Year 2000 issues. The initial portion of the Commercial Phase, which included the evaluation of credit risk stemming from problems borrowers may have in resolving their own Year 2000 issues, has been completed. Monitoring of the remediation efforts of high risk customers will be ongoing. During the monitoring stage the Company has implemented a course of action and procedures designed to reduce any increased potential credit risk as a result of borrowers' Year 2000 issues. The Company is communicating with its major borrowing relationships on a quarterly basis and evaluating credit risk related to Year 2000 issues based on responses from these customers. Risk mitigation plans will be developed during 1999 for those customers whose Year 2000 credit risk component remains high. Such plans will utilize the normal process that the Company employs to manage credit risk.

     The Company continues an active program of evaluation, assessment and monitoring of the state of readiness of the Company's Funds Providers and the Capital Markets. This program has been expanded to include development of alternative sources of funds should the Company require them over year-end 1999. However, there are no funds providers that, on an individual basis or in the aggregate, are material to the Company except for the Federal Home Loan Bank ("FHLB") of Boston. The FHLB continues to communicate with the Company and report on their state of Year 2000 readiness, which currently is on track with its management's schedule. The Company has put in place contingency plans for additional funding through large brokered certificates of deposit from investment houses as well as made arrangements to increase the Company's availability of fund borrowings from the Federal Reserve Bank of Boston.

     The Retail segment is largely focused on customer communications as to the state of the Company's Year 2000 readiness and ensuring adequate cash availability is maintained over year-end 1999. The initial communications have been distributed and the process is ongoing. Customer and community communications will receive greater emphasis during 1999. This will include personal communication with selected large customers, training for internal staff, placement of FDIC brochures in the banking branches, a regular Year 2000 update on the Company's web site and frequent written communication with customers by use of statement inserts or other means.

Risks of Year 2000 Issues

The Company has yet to identify any application or operating system or third-party support which appears unlikely to be Year 2000 compliant or for which a suitable alternative cannot be implemented. Since, however, the Company is heavily dependent on such software and third parties, there are risks that the Company's operations could be disrupted by adverse developments affecting the operations of these third parties. Such risks include, among other matters, an inability to process and underwrite loan applications, to credit deposits and withdrawals from deposit accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in normal banking activities, including branch and ATM operations. A failure in any one of these could have a material effect on the Company. Additionally, commercial borrowers whose operations depend on automated systems could experience Year 2000 compliance problems affecting their ability to repay. It is not possible to quantify the magnitude of any potential increased credit risk at this time. It is, therefore, possible that the Company's financial condition and results of operations could be adversely affected by increases in problem loans and credit losses in future periods and require the Company to record additional loan loss provisions. The Company also faces financial risk from its fund providers as the Year 2000 problem may produce some deposit contraction forcing a change to alternative and higher cost funding sources. Finally, to the extent that certain utility and communication services utilized by the Company face Year 2000 problems, the Company's operations could be disrupted.

     Ultimately, an estimation of the efforts of the Company in addressing the Year 2000 issue in a successful and timely manner depends to a large extent not only on the corrective measures that it undertakes, but also on the efforts undertaken by businesses and other independent entities who provide data to, or receive data from, the Company as borrowers, vendors or customers. If the Company's Year 2000 Readiness Program were unsuccessful, it would have a material adverse effect on its future operating results and the financial condition. Accordingly, the Company's Board of Directors is actively involved in monitoring management's efforts to address Year 2000 readiness and has instructed management to allocate appropriate resources to address these matters.

     Bank regulatory agencies have issued guidance as to the standards they will use when assessing Year 2000 readiness. The failure of a financial institution, such as the Company, to take appropriate steps to address deficiencies in their Year 2000 project management process could result in regulatory enforcement actions which could have a material adverse effect on the institution, result in the imposition of civil money penalties, or result in the delay (or receipt of an unfavorable or critical evaluation of management of a financial institution in connection with regulatory review) of applications seeking to acquire other entities or otherwise expand the institution's activities.

     The most serious impact on the Company's operations, however, would result if basic services such as telecommunications, electric power, and services provided by other financial institutions and governmental agencies were disrupted. Some public disclosure about readiness preparation among basic infrastructure and other suppliers is now available; however, the Company is unable at this time to estimate the likelihood of significant disruptions among our basic infrastructure suppliers. In view of the unknown probability of occurrence and impact on operations, the Company considers the loss of basic infrastructure services to be the most reasonably likely worst case Year 2000 scenario.

Costs to Address the Year 2000 Issue

The Company has made resolution of Year 2000 issues a top priority, and has committed substantial financial, technical and management resources to the project.

     The Company believes that it will be able to modify or replace any affected systems in time to minimize any detrimental effects on its operations. The Company expects that it will incur costs to replace existing hardware and software which will be capitalized and amortized in accordance with the Company's existing accounting policy while maintenance or modification costs will be expensed as incurred. At December 31, 1998, Year 2000 external readiness expense totaled $5.5 million, nearly all of which was recorded during 1998. Although total external costs for the entire project have yet to be determined, the Company expects to incur, as current operating expense (including the above $5.5 million), costs in the range of $9 to $10 million to assure Year 2000 readiness. This estimate represents an increase over the September 30, 1998 estimate of $7 to $8 million and results primarily from additional third-party costs to be incurred in the testing phase. These costs and estimates do not include internal costs incurred for Year 2000 matters. Such internal costs, which are not separately tracked by the Company, consist principally of payroll costs of its information systems group. Capital expenditures for new equipment and software purchases are expected to total an additional $1 million. This estimate does not include the cost of a number of system installations previously planned by the Company in the normal course of business. Costs of the Year 2000 project are based on current estimates and actual results could vary significantly from such estimates. As a result of the focus on the Year 2000 Readiness Program, the Company has deferred some proposed systems projects but none that has had or is likely to have a material adverse impact on its operations.

Contingency Plans

The Company has three types of contingency plans: Remediation, Business Continuation and Event Management. Remediation Contingency Plans address the failure to complete remediation of an internal Mission Critical application or failure of a third-party service provider to complete remediation of a Mission Critical application. Remediation Contingency Plans for all mission critical technology systems were completed in 1998. As a result of substantial completion of the Remediation, Unit Testing and System Implementation segments on mission critical systems, the number of systems still on the remediation contingency list is minimal. Business Continuation Plans are based largely on existing Disaster Recovery Plans, but include additional planning and materials that address those conditions that are unique to Year 2000. Lastly, the Company is working on an Event Management Plan that addresses how the Company will manage risks prior to year end; how it will respond to any infrastructure failures should they occur during the century change over, and how the Company will communicate with customers on the status of operations during the end of 1999 through the beginning of 2000. Business Continuation Plans and the basic Event Management Plan are expected to be completed by June 30, 1999.

Income Taxes

The Company recorded income taxes of $34.4 million compared with $28.6 million in 1997 due mostly to the higher level of pre-tax income this year. The effective tax rate for 1998 was 38.3 percent compared with 36.3 percent last year.

The effective tax rate in 1998 and 1997 was influenced by $8.1 million and $4.4 million, respectively, in nondeductible acquisition and merger-related expenses. Excluding such charges, the effective tax rates were 35.2 percent and 34.4 percent, respectively, in 1998 and 1997. This year's effective rate was higher than 1997 due to utilization of certain net operating loss carryforwards at one of the acquired institutions last year. Refer to Note 15 to the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of income taxes.

     As of December 31, 1998, other assets included deferred tax assets of approximately $18.5 million, which are expected to be realized against future taxable income. Management believes that it is more likely than not that the Company will realize the benefit of these deferred assets.

Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments as of December 31, 1998 and 1997, in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are discussed in Note 22 to the Notes to Consolidated Financial Statements of this Form 10-K. Financial Instruments do not include all of the assets and liabilities recorded on a company's balance sheet. Therefore, the aggregate fair value amounts of the Financial Instruments do not represent the underlying value of a company.

     As a result of those assumptions and valuation methodologies, the estimated fair value of Financial Instrument assets as of December 31, 1998 and 1997 was $5.55 billion and $5.28 billion, respectively, or $62 million and $57 million, respectively, in excess of carrying value. The increase in excess of fair value over the carrying value of Financial Instrument assets of $5 million is primarily attributed, in the opinion of management, to lower market interest rates for loans at year-end 1998. The estimated fair value of Financial Instrument liabilities as of December 31, 1998 and 1997 was $5.31 billion and $4.99 billion, respectively, or $11 million and $3 million, respectively, higher than carrying value. The net increase in fair value of Financial Instrument liabilities was primarily due to lower rates on certificates of deposit at year-end 1998 compared with year-end 1997.

comparison of 1997 with 1996

Net Interest Income Analysis

The Company's net interest income on a fully taxable equivalent basis was $231.9 million in 1997, $39.7 million higher than 1996. The increase in net interest income was due to the additional volume of interest-earning assets and interest-bearing liabilities assumed in the fourth quarter 1996 acquisition of twenty banking branches from Bank of Boston Corporation ("Branch Purchase"), and improvements in earning asset mix and volumes. Market rates were relatively level during 1997 and not a major factor in the interest margin growth over 1996.

     Yield on loans in 1997 was 8.81 percent, down slightly from 8.86 percent a year earlier, due mostly to external pressure on loan pricing of new loans, particularly commercial credits. Yield on securities improved from 6.22 percent to 6.47 percent reflecting the positive impact of a restructuring program under which lower-yielding securities with higher risk of prepayment were sold during 1997. Yield on earning assets increased 16 basis points from 8.04 percent in 1996 to 8.20 percent in 1997 due to a shift in earning asset mix from securities to higher yielding loan assets, and from the securities yield improvement. The cost of interest-bearing liabilities decreased 12 basis points to 4.29 percent. Deposit costs, the principal component of interest expense, crept downward during the year from 3.51 percent to 3.35 percent. The rollover of certificates of deposit at the current lower rates was the largest contributor to the cost of funds decrease. The combined effect of a higher yield on earning assets with a lower liabilities cost resulted in improvement in interest margin and spread from 4.33 percent and 3.63 percent, respectively, in 1996, to 4.64 percent and
3.91 percent, respectively, in 1997.

     The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the year ended December 31, 1997 when compared with the year ended December 31, 1996. Changes attributable to both rate and volume are allocated on a weighted basis.

-----------------------------------------------------------------------------------------------------------------------
                                                                  Increase (Decrease) From Year Ended December 31, 1996
                                                                  -----------------------------------------------------
                                                      Year Ended                          Amount Due to Changes in
                                                                                       --------------------------------
(Dollars in thousands)                         December 31, 1997        Total Change         Volume          Rate
-----------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans*                          $327,689            $ 55,230       $ 57,439       $(2,209)
   Interest on securities:
      Taxable                                             73,935              (4,957)        (8,041)        3,084
      Nontaxable and preferential rate income*             3,294                 753            996          (243)
   Interest on federal funds sold and other                5,191               2,400          2,150           250
                                                        --------            --------       --------       -------
         Total interest income*                          410,109              53,426         52,544           882
                                                        --------            --------       --------       -------
Interest expense:
   Interest on NOW, money market and
      regular savings deposits                            43,706               9,508          8,414         1,094
   Interest on time deposits                              88,081               4,618          6,132        (1,514)
   Interest on borrowings                                 46,418                (440)          (512)           72
                                                        --------            --------       --------       -------
         Total interest expense                          178,205              13,686         14,034          (348)
                                                        --------            --------       --------       -------
Net interest income                                     $231,904            $ 39,740       $ 38,510       $ 1,230
                                                        ========            ========       ========       =======

* Fully taxable equivalent at the federal income tax rate of 35 percent and includes applicable state taxes net of federal benefit. The tax equivalent adjustment on loans was approximately $.4 million and on nontaxable and preferential rate income securities was approximately $1.0 million.
--------------------------------------------------------------------------------

     Average earning assets for 1997 were $5.002 billion, $575 million higher than 1996. Average securities volume decreased $114 million to $1.194 billion due to the aforementioned portfolio restructuring. Average loan volume increased 21 percent, or $652 million, to $3.718 billion in 1997. The increase in loan volume reflects the full year average of the loans acquired in the late 1996 Branch Purchase and loan growth during 1997. As noted in the table above, total interest income increased $52.5 million due to changes in earning asset volume. Average interest-bearing deposits increased $447 million to $3.328 billion due to the full year average of deposits acquired in the Branch Purchase and deposit growth during the year. When combined with a $9 million decrease in average borrowings, changes in volume of interest-bearing liabilities resulted in an increase of $14.0 million interest expense over 1996. The net positive differential between average total earning assets and average total interest-bearing liabilities increased $137 million in 1997 which also contributed to the favorable volume-related variance.

Noninterest Income

Total noninterest income was $41.7 million, $1.0 million lower than 1996. Included in 1997 was $1.2 million in realized securities losses compared with $1.1 million in realized securities gains in 1996. The 1997 securities losses reflect the aforementioned portfolio restructuring. Deposit account service charges increased 35 percent, or $2.8 million, from 1996 to $10.9 million. Corporate services income, which includes merchant credit card income net of card processing expense, increased 27 percent, or $1.2 million, to $5.7 million. The increase in both deposit and corporate fee income reflects the additional volume of accounts obtained in the December 1996 Branch Purchase and new account growth in 1997. The 1997 realized gain on the loans held-for-sale portfolio was $2.2 million compared with a nominal gain in 1996. Other noninterest income increased $2.0 million from 1996 due primarily to increased Debit Card income, a new product introduced in late 1996, and the benefit of the larger branch network and resulting increase in ATM fee income from noncustomer users. Asset management fees, the largest component of noninterest income, remained consistent with 1996 at $13.0 million.

Noninterest Expense

Total noninterest expense was $190.2 million in 1997, an increase of $30.6 million over 1996. The largest component of the increase resulted from charges related to acquisitions. 1997 included an $11.8 million restructuring charge consisting of expenses for severance payments to former Walden executives and staff, write-offs of certain Walden assets and contract buyouts, costs associated with the conversion of Walden's systems to the Company's operating systems, and certain other expenses associated with the integration of the Walden banking subsidiaries. 1997 also included $4.4 million in acquisition and merger-related expense primarily for professional services paid in connection with the Walden and Firestone acquisitions. In 1996, acquisition and merger-related expense was $5.9 million primarily related to the Branch Purchase. Refer to Notes 2 and 14 of the Notes to Consolidated Financial Statements for a further discussion of acquisitions.

     Salary and employee benefits, occupancy, equipment and furniture expense increased a combined $15.5 million due mostly to the full year's operation and support for the twenty banking branches acquired in December 1996. The $4.2 million increase in intangible asset amortization resulted from the premiums paid in the purchase of the branches and associated assets. Data processing services expense increased $2.7 million largely as a result of a higher use of nonaffiliated banks' ATM's by new customers. The increase in advertising and promotion is consistent with the Company's growth in assets and reflects the many product promotions in 1997 and the advertising campaign, "THE other BIG BANK." Deposit insurance premiums decreased from 1996, which included the $5.0 million one-time SAIF assessment. Refer to Note 14 to the Notes to Consolidated Financial Statements for a further discussion of the one-time SAIF assessment. Other noninterest expense increased $5.2 million reflecting higher costs associated with operating an expanded branch network. Communications expenses, including telephone, stationery and supplies, postage and delivery charges accounted for most of the other noninterest expense increase.

cautionary statement regarding forward-looking information

The preceding discussion and Notes to Consolidated Financial Statements of this Form 10-K contain certain forward-looking statements, including without limitation the statements regarding (i) rates of loan growth and amortization;
(ii) expectations regarding future operating efficiencies; (iii) effects on net interest margin from changes in market interest rates; (iv) the rate of delinquencies and amounts of chargeoffs; (v) the level of reserve for possible loan losses; (vi) the Company's ability to minimize any detrimental effects of the Year 2000 issue, estimated completion dates of various phases of the Year 2000 Readiness Program, and estimated associated expense; (vii) utilization of deferred tax assets; (viii) timing of completion of acquisitions; and (ix) the purchase of a new operations center. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company and estimates of the effects of its acquisition activities. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. Risk factors that could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and the resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, which could further accentuate credit-related losses and expenses; (iii) adverse changes in the local real estate market that can also negatively affect credit risk as most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral;
(iv) the consequences of continued bank acquisitions and mergers in the Company's market, resulting in fewer but much larger and financially stronger competitors which could increase competition for financial services to the Company's detriment; (v) fluctuations in market rates and prices can negatively affect net interest margin, asset valuations, asset management fees and expense expectations; (vi) the various risk factors discussed under the caption "Risks of Year 2000 Issues" of this Form 10-K; and (vii) changes in the regulatory requirements of federal and state agencies applicable to bank holding companies and banks, such as the Company and its Subsidiary Banks, which could have a materially adverse effect on the Company's future operating results.

item 7a. quantitative and qualitative disclosures about market risk

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K under "Interest Rate Risk" for a discussion of market risk.

item 8. financial statements and supplementary material

-------------------------------------------------------------------------------------------------------------------------
index to financial statements
-------------------------------------------------------------------------------------------------------------------------
Financial Statements                                                                                                 Page
-------------------------------------------------------------------------------------------------------------------------
Report of Independent Public Accountants                                                                              34
Consolidated Balance Sheets - December 31, 1998 and 1997                                                              36
Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996                                37
Consolidated Statements of Changes in Stockholders' Investment for the Years Ended December 31, 1998, 1997 and 1996   38
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996                            39
Notes to Consolidated Financial Statements                                                                            40
-------------------------------------------------------------------------------------------------------------------------

                    report of independent public accountants

To the Stockholders and Board of Directors of UST Corp.:

We have audited the accompanying consolidated balance sheets of UST Corp. and subsidiaries (a Massachusetts corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Somerset Savings Bank as of December 31, 1997 and for each of the two years in the period ended December 31, 1997, a bank acquired during 1998 in a transaction accounted for as a pooling of interests, as discussed in Note 2 to the Notes to Consolidated Financial Statements. Such statements are included in the consolidated financial statements of UST Corp. and subsidiaries and reflect total assets of 9.8 percent in 1997 and net interest income of 8.6 percent and 9.7 percent, respectively, in 1997 and 1996 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion on the consolidated financial statements of UST Corp. and subsidiaries for the years ending December 31, 1997 and 1996, insofar as it relates to amounts included for the Somerset Savings Bank, is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements were free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UST Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

s/ Arthur Andersen LLP

Boston, Massachusetts
January 28, 1999
                    report of independent public accountants

To the Stockholders and Board of Directors of Somerset Savings Bank:

We have audited the consolidated balance sheet of Somerset Savings Bank and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Somerset Savings Bank and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

s/ Wolf & Company, P.C.

Boston, Massachusetts
January 23, 1998

-------------------------------------------------------------------------------------------------------------------------------
consolidated balance sheets
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                              December 31,
                                                                                                        -----------------------
(Dollars in thousands, except share amounts)                                                                  1998         1997
-------------------------------------------------------------------------------------------------------------------------------
Assets
Cash, due from banks and interest-bearing deposits (Note 4)                                             $  126,861   $  120,521
Federal funds sold and other short-term investments                                                          7,969       81,000
Securities (Notes 1 and 5):
   Securities available-for-sale:
      Mortgage-backed securities                                                                         1,077,543      535,714
      U.S. Treasury, federal agencies and other securities                                                 212,074      411,722
                                                                                                        ----------   ----------
         Total securities available-for-sale                                                             1,289,617      947,436
   Securities held-to-maturity (market value $261,951)                                                                  260,307
                                                                                                        ----------   ----------
         Total securities                                                                                1,289,617    1,207,743
Loans (Notes 6, 18, and 20):
   Loans, net of unearned discount of $42,779 in 1998 and $32,406 in 1997                                4,296,103    3,967,529
   Reserve for possible loan losses                                                                        (65,274)     (68,539)
                                                                                                        ----------   ----------
         Total loans, net                                                                                4,230,829    3,898,990
Premises, furniture and equipment, net (Note 7)                                                             90,424       85,692
Intangible assets, net (Note 1)                                                                             51,959       58,991
Other property owned, net (Notes 1 and 8)                                                                    4,660        7,046
Other assets (Notes 12 and 15)                                                                              98,558       72,995
                                                                                                        ----------   ----------
         Total Assets                                                                                   $5,900,877   $5,532,978
                                                                                                        ==========   ==========

Liabilities and Stockholders' Investment
Deposits:
   Noninterest-bearing                                                                                  $  847,341   $  781,926
   Interest-bearing:
      NOW                                                                                                   69,739      128,293
      Money market                                                                                         964,705      786,358
      Regular savings                                                                                      962,852      866,164
   Time:
      Certificates of deposit over $100 thousand (Note 9)                                                  300,543      326,102
      Other (Note 9)                                                                                     1,088,491    1,276,697
                                                                                                        ----------   ----------
         Total deposits                                                                                  4,233,671    4,165,540
Short-term borrowings (Note 10)                                                                            986,082      619,381
Other borrowings (Note 11)                                                                                  76,043      196,845
Other liabilities (Notes 12 and 15)                                                                         71,536       62,156
                                                                                                        ----------   ----------
         Total liabilities                                                                               5,367,332    5,043,922
Commitments and contingencies (Notes 19 and 20)
Stockholders' investment (Notes 1 and 17):
   Preferred stock $1 par value; authorized - 4,000,000 shares; outstanding - none
   Common stock $0.625 par value; authorized - 75,000,000 shares and 45,000,000 shares in 1998 and
      1997, respectively; Issued - 42,824,177 and 42,446,618 shares in 1998 and 1997, respectively          26,765       26,528
   Additional paid-in capital                                                                              201,936      195,047
   Retained earnings                                                                                       300,003      268,049
   Accumulated other comprehensive income                                                                    7,563        3,164
   Treasury stock at cost: 80,451 shares and 348,975 shares in 1998 and 1997, respectively                  (1,866)      (3,402)
   Other                                                                                                      (856)        (330)
                                                                                                        ----------   ----------
         Total stockholders' investment                                                                    533,545      489,056
                                                                                                        ----------   ----------
         Total liabilities and stockholders' investment                                                 $5,900,877   $5,532,978
                                                                                                        ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
consolidated statements of income
----------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,
                                                                     -------------------------------
(Dollars in thousands, except share amounts)                             1998       1997        1996
----------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                        $351,753   $327,308    $271,984
   Interest and dividends on securities:
      Taxable                                                          70,645     73,935      78,892
      Nontaxable and preferential rate income                           2,337      2,301       1,745
   Interest on federal funds sold and other short-term investments      3,910      5,191       2,791
                                                                     --------   --------    --------
         Total interest income                                        428,645    408,735     355,412
                                                                     --------   --------    --------
Interest expense:
   Interest on deposits                                               130,100    131,787     117,661
   Interest on borrowings                                              46,230     46,418      46,858
                                                                     --------   --------    --------
         Total interest expense                                       176,330    178,205     164,519
                                                                     --------   --------    --------
   Net interest income                                                252,315    230,530     190,893
Provision (credit) for possible loan losses (Note 6)                    2,239      3,100     (15,495)
                                                                     --------   --------    --------
   Net interest income after provision for possible loan losses       250,076    227,430     206,388
                                                                     --------   --------    --------
Noninterest income:
   Asset management fees                                               15,204     13,093      12,947
   Deposit account service charges                                     12,049     10,871       8,059
   Corporate services income, net                                       6,156      5,689       4,471
   Securities gains (losses), net                                       3,927     (1,241)      1,132
   Gain on sale of loans                                                  658      2,185         121
   Gain on sale of bank subsidiary                                                             6,806
   Other                                                               10,810     11,077       9,100
                                                                     --------   --------    --------
         Total noninterest income                                      48,804     41,674      42,636
                                                                     --------   --------    --------
Noninterest expense:
   Salary and employee benefits                                        98,052     91,483      80,700
   Occupancy, net                                                      16,065     15,334      12,985
   Restructuring charges (Notes 2 and 14)                              11,505     11,751
   Equipment depreciation and maintenance                              10,890      9,126       6,778
   Data processing services                                             9,013      7,143       4,477
   Acquisition and merger-related expense (Notes 2 and 14)              8,071      4,418       5,933
   Intangible asset amortization                                        6,697      7,142       2,910
   Advertising and promotion                                            5,536      5,998       4,953
   Professional and consulting fees                                     5,430      6,415       7,009
   Year 2000 readiness expense                                          5,381        100
   Foreclosed asset and workout expense                                 3,384      2,474       4,544
   Deposit insurance assessment                                         1,794      2,116       7,859
   Other                                                               27,415     26,744      21,501
                                                                     --------   --------    --------
         Total noninterest expense                                    209,233    190,244     159,649
                                                                     --------   --------    --------
Income before income taxes                                             89,647     78,860      89,375
   Income tax provision (Note 15)                                      34,361     28,644      32,762
                                                                     --------   --------    --------
         Net income                                                  $ 55,286   $ 50,216    $ 56,613
                                                                     ========   ========    ========
Per share data (Note 16):
   Basic earnings per share                                          $   1.30   $   1.20    $   1.38
   Diluted earnings per share                                        $   1.28   $   1.18    $   1.35
   Cash dividends declared                                           $   0.54   $   0.38    $   0.29

The accompanying notes are an integral part of these consolidated financial statements.
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
consolidated statements of changes in stockholders' investment
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                          Additional                       Other
                               Comprehensive     Common      Paid-in    Retained   Comprehensive   Treasury
(Dollars in thousands)         Income (Loss)      Stock      Capital    Earnings   Income (Loss)      Stock       Other       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995,
   as previously stated
   in the 1997 Form 10-K                      $  18,138    $ 111,629   $ 147,415       $   1,067              $     144   $ 278,393
Adjustments for the
   Somerset Saving
   Bank pooling of
   interests (Note 2)                             1,978       33,271      (8,214)                                            27,035
Adjustments for the
   Affiliated Community
   Bancorp, Inc. pooling
   of interests (Note 2)                          5,835       42,481      51,563              90                   (679)     99,290
                                              ---------    ---------   ---------       ---------              ---------   ---------
Balance, December 31, 1995,
   as restated                                   25,951      187,381     190,764           1,157                   (535)    404,718

Comprehensive income (Note 1):
   Net income                      $  56,613                              56,613                                             56,613
   Other comprehensive income:
     Unrealized securities
       losses, net of $2,934
       tax benefit                    (3,603)
     Less: Reclassification
      of securities gains
      included in net income,
      net of $470 tax expense            662
                                   ---------
           Total other
              comprehensive
              income                  (4,265)                                             (4,265)                            (4,265)
                                   ---------
           Total
              comprehensive
              income               $  52,348
                                   =========
Cash dividends declared                                                  (11,911)                                           (11,911)
Treasury stock acquired                                                                             (13,994)                (13,994)
Activity related to stock
   option, restricted stock
   and stock purchase plans                         229         (173)     (1,738)                    10,450        (910)      7,858
Other stockholders'
   investment activity                               16          543          34                        142         517       1,252
                                              ---------    ---------   ---------       ---------  ---------   ---------   ---------
Balance, December 31, 1996                       26,196      187,751     233,762          (3,108)    (3,402)       (928)    440,271

Comprehensive income (Note 1):
   Net income                      $  50,216                              50,216                                             50,216
   Other comprehensive income:
     Unrealized securities
       gains, net of $3,699
       tax expense                     5,546
     Less: Reclassification
       of securities losses
       included in net
       income, net of $515
       tax benefit                      (726)
                                   ---------
           Total other
              comprehensive
              income                   6,272                                               6,272                              6,272
                                   ---------
           Total comprehensive
              income               $  56,488
                                   =========
Cash dividends declared                                                  (15,980)                                           (15,980)
Stock issued under stock
   option, restricted stock
   and stock purchase plans                         332      6,936                                                            7,268
Other stockholders'
   investment activity                                         360            51                                    598       1,009
                                              ---------   ---------    ---------       ---------  ---------   ---------   ---------
Balance, December 31, 1997                       26,528    195,047       268,049           3,164     (3,402)       (330)    489,056

Comprehensive income (Note 1):
   Net income                      $  55,286                              55,286                                             55,286
   Other comprehensive income:
     Unrealized securities
        gains, net of $4,635
        tax expense                    6,696
     Less: Reclassification
       of securities gains
       included in net
       income, net of
       $1,630 tax expense              2,297
                                   ---------
           Total other
              comprehensive
              income                   4,399                                               4,399                              4,399
                                   ---------
           Total comprehensive
              income               $  59,685
                                   =========
Treasury stock retired in
   connection with
   acquisition of Affiliated                                  (3,402)                                 3,402
Cash dividends declared                                                  (23,126)                                           (23,126)
Activity related to stock
   option, restricted stock
   and stock purchase plans                         237       9,763                                     513                  10,513
Treasury stock acquired                                                                              (2,379)                 (2,379)
Other stockholders'
   investment activity                                           528        (206)                                  (526)       (204)
                                              ---------    ---------   ---------       ---------  ---------   ---------   ---------
Balance, December 31, 1998                    $  26,765    $ 201,936   $ 300,003       $   7,563  $  (1,866)  $    (856)  $ 533,545
                                              =========    =========   =========       =========  =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------------
consolidated statements of cash flows
--------------------------------------------------------------------------------------------------------------------------
                                                                                              Year Ended December 31,
                                                                                       -----------------------------------
(Dollars in thousands)                                                                      1998         1997         1996
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                          $  55,286    $  50,216    $  56,613
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision (credit) for possible loan losses                                          2,239        3,100      (15,495)
      Depreciation and amortization of fixed and intangible assets                        17,840       15,815        9,817
      (Accretion) amortization of securities discount or premium, net                       (623)         255          470
      Gain on sale of bank subsidiary                                                                               (6,806)
      Securities (gains) losses, net                                                      (3,927)       1,241       (1,132)
      Loss (gain) on sale of other property owned, net                                       393         (459)        (923)
      Gain on sale of loans held-for-sale                                                   (658)      (2,185)        (121)
      Writedowns of other property owned                                                   2,726        1,353        1,616
      Writedowns of fixed assets and other assets, net                                     2,596        1,158
      Deferred income tax (benefit) expense                                               (6,442)       4,047        4,541
      Net change in other assets and other liabilities                                   (12,741)     (13,270)      24,849
                                                                                       ---------    ---------    ---------
         Net cash provided by operating activities                                        56,689       61,271       73,429
Cash flows from investing activities:
   Proceeds from sales of securities available-for-sale                                  353,257      297,735       55,046
   Proceeds from maturities of securities available-for-sale                             207,559      235,592      224,760
   Proceeds from maturities of securities held-to-maturity                               139,886       91,505      100,464
   Purchases of securities available-for-sale                                           (766,733)    (465,247)    (321,528)
   Purchases of securities held-to-maturity                                              (19,011)     (91,672)    (140,156)
   Net decrease (increase) in federal funds sold and other                                69,738       67,365     (114,167)
   Net increase in loans                                                                (349,488)    (392,257)    (218,256)
   Proceeds from other property owned                                                      8,877       12,251       12,578
   Net cash proceeds from sale of bank subsidiary (Note 2)                                 7,795                    11,989
   Net cash acquired from Branch Purchase (Note 2)                                                                 176,862
   Net purchases of premises and equipment                                               (16,098)     (14,009)     (14,967)
                                                                                       ---------    ---------    ---------
         Net cash used by investing activities                                          (364,218)    (258,737)    (227,375)
Cash flows from financing activities:
   Net increase in nontime deposits                                                      284,654      174,652       57,879
   Net (decrease) increase in certificates of deposit                                   (198,823)      37,600       21,590
   Net increase (decrease) in borrowings                                                 245,899      (42,424)     102,207
   Cash dividends paid                                                                   (21,268)     (14,703)     (10,468)
   Treasury stock acquired                                                                (2,379)                  (13,994)
   Issuance of common stock for cash, net                                                  5,786        4,049        8,709
                                                                                       ---------    ---------    ---------
         Net cash provided by financing activities                                       313,869      159,174      165,923
   Increase (decrease) in cash and cash equivalents                                        6,340      (38,292)      11,977
   Cash and cash equivalents at beginning of period                                      120,521      158,813      146,836
                                                                                       ---------    ---------    ---------
   Cash and cash equivalents at end of period                                          $ 126,861    $ 120,521    $ 158,813
                                                                                       =========    =========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                         $ 171,856    $ 176,839    $ 164,541
                                                                                       =========    =========    =========
      Income taxes                                                                     $  36,853    $  22,148    $  29,103
                                                                                       =========    =========    =========
Noncash transactions:
   Transfers from other assets to securities available-for-sale                                     $     180    $   4,180
                                                                                                    =========    =========
   Transfers from securities held-to-maturity to available-for-sale (Note 1)           $ 168,245    $ 145,564
                                                                                       =========    =========
   Transfers from loans to other property owned                                        $  14,531    $  11,652    $  11,117
                                                                                       =========    =========    =========
   Securitization and transfer of loans to securities available-for-sale                                         $   2,326
                                                                                                                 =========
   Financed other property owned sales                                                              $     162    $   2,047
                                                                                                    =========    =========
   Common stock issuance                                                               $   4,727    $   1,299    $     634
                                                                                       =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

          notes to consolidated financial statements, december 31, 1998 note 1. nature of operations and summary of significant accounting policies

      UST Corp. is a bank holding company with two banking subsidiaries:
USTrust, the largest banking subsidiary, which represents 99 percent of the Company's total assets, and United States Trust Company ("USTC"), each headquartered in Boston, Massachusetts. UST Corp. and its banking and nonbanking subsidiaries (the "Company") provide a broad range of financial services principally to individuals and small- and medium-sized companies in the New England region. Included in these services are commercial banking, retail consumer financial services, trust and money management, and equipment leasing. The Company, through its banking subsidiaries, presently operates 87 banking branches and 117 automated teller and cash dispensing machines throughout eastern Massachusetts.

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

Principles of Consolidation

      The consolidated financial statements include the accounts of UST Corp. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The parent company only financial statements contained in Note 21 reflect investments in subsidiaries using the equity method of accounting.

      Certain reclassifications have been made to prior year balances to conform with the current year presentation. All applicable prior-period amounts included in these financial statements have been restated to reflect the January 3, 1997 acquisition of Walden Bancorp, Inc. ("Walden"), the October 15, 1997 acquisition of Firestone Financial Corp. ("Firestone"), the July 20, 1998 acquisition of Somerset Savings Bank ("Somerset"), and the August 7, 1998 acquisition of Affiliated Community Bancorp, Inc. ("Affiliated") as poolings of interests. Refer to Note 2 for a further discussion of acquisitions. Assets owned by others and held in a fiduciary or agency capacity are not included in the consolidated balance sheets.

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

      Securities Held-to-Maturity - Debt securities which management has the positive intent and ability to hold to maturity are classified as held-to-maturity, and are carried at cost adjusted for the amortization of premium or the accretion of discount. Securities classified by the Company as held-to-maturity were $260 million at December 31, 1997. All of the year-end 1997 held-to-maturity securities were owned by Somerset and Affiliated and were redesignated as available-for-sale upon the closing of the Somerset and Affiliated acquisitions as allowed under SFAS No. 115.

      Trading Securities - Debt and equity securities with readily determinable market values that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are carried at fair value, with unrealized gains and losses included in current earnings. At December 31, 1998 and 1997, there were no securities classified by the Company as trading.

      Securities Available-for-Sale - Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' investment, net of tax. At December 31, 1998, stockholders' investment included an unrealized gain of $7.6 million net of a deferred tax provision of $5.3 million.

      For mortgage-backed securities, the Company recalculates the effective yield on the investment to reflect the actual prepayment results and estimated future prepayments. The net investment in these securities is adjusted to the amount that would have existed had the new estimated average life and effective yield been applied since the acquisition of the securities. Such adjustments are reflected in interest income in the current period.

      The Company determines the securities sold by the specific identification method. The amount of taxes paid on gains is dependent upon the overall results of operations of the subsidiary realizing the gain. Realized gains and losses, and declines in value judged to be other than temporary are included in noninterest income as securities gains (losses).

Loans Held-for-Sale

Loans held-for-sale are carried at the lower of aggregate cost or market value and included in other assets. Adjustments to market value and realized gains and losses are classified as noninterest income. The balances of loans held-for-sale were insignificant at December 31, 1998 and 1997.

Premises, Furniture and Equipment

Premises, furniture and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using the straight-line method by charges to expense in amounts estimated to amortize the cost over the estimated useful lives of the respective assets as follows:

--------------------------------------------------------------------------------
Buildings and building improvements                                  10-40 years
Computer equipment                                                     3-5 years
All other furniture and equipment                                     3-10 years
--------------------------------------------------------------------------------

Leasehold improvements are amortized over the life of the lease agreements.

Loans and Leases

Commercial and commercial real estate loans that are recognized by the Company as nonaccrual and restructured are classified as "impaired loans" by the Company. Consumer loans and lease financings recognized as nonaccrual are collectively evaluated for impairment, and are excluded from impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Loan impairment is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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

      Restructured loans are those on which concessions in terms have been granted as a result of deterioration of a borrower's financial condition and for which doubt no longer exists as to collectibility of restructured principle or interest. Interest on these loans is accrued at the new terms.

      Discount and premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

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

          notes to consolidated financial statements, december 31, 1998

Other Property Owned

Other property owned consists of equipment, vehicles and other real estate owned ("OREO"). OREO includes properties acquired through foreclosure or in settlement of loans. All OREO is held for sale and carried at the lower of the loan value or fair value of the property acquired, less estimated costs to sell ("net realizable value"). At the time of foreclosure, the excess, if any, of the loan value over the net realizable value, is charged to the reserve for possible loan losses. The carrying value of OREO is reviewed periodically. Subsequent declines in the fair value of the property and net operating results of the property are charged to foreclosed asset and workout expense.

      Other vehicles owned are acquired through repossession or in settlement of loans or leases. Repossessed vehicles are carried at the lower of the net investment in the loan or lease, or the estimated proceeds from insurance and sale at auction.

      Other equipment owned is acquired through repossession or in settlement of loans or leases. The equipment is carried at the lower of the net investment in the loan or lease, or the estimated fair value of the equipment less estimated selling costs.

Stock-based Compensation

On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-based Compensation," which establishes a fair value-based method of accounting for stock options and similar equity instruments of employee stock compensation plans. This Statement provides the option of adopting the new fair value method or to continue to measure compensation cost for those plans using the current intrinsic value-based method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25"). Under this Statement, the continued use of the intrinsic value-based method, requires pro forma disclosure of net income and earnings per share as if the fair value-based method had been applied. The Company continues to use the intrinsic value-based method under the provisions of APB No. 25 and has disclosed the required pro forma information in Note 13.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the income tax provision.

Intangible Assets

Intangible assets include goodwill and core deposit intangibles and are stated at cost less accumulated amortization. Cost of purchased businesses in excess of net assets acquired ("goodwill") includes amounts being amortized using lives ranging from twelve- to twenty-five years with an insignificant amount at forty years. Values assigned to deposits of purchased businesses ("core deposit intangibles") are being amortized over seven- and fifteen-year periods using an accelerated method.

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

      Goodwill, net of accumulated amortization totaled $30.3 million and $32.8 million at December 31, 1998 and 1997, respectively. Core deposit intangibles, net of accumulated amortization totaled $20.9 million and $24.9 million at December 31, 1998 and 1997, respectively.

Statements of Cash Flows

For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest-bearing deposits.

Recent Accounting Developments

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in stockholders' investment during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen, as allowed by SFAS No. 130, to disclose Comprehensive Income, which encompasses net income and unrealized gains or losses on securities available-for-sale, in the Consolidated Statements of Changes in Stockholders' Investment. Prior years have been presented to conform to SFAS No. 130 requirements. The impact of this Statement for the year ended December 31, 1998 was to increase reported net income of $55.3 million to a total comprehensive net income of $59.7 million. The impact for the year ended December 31, 1997 was to increase reported net income of $50.2 million to a total comprehensive net income of $56.5 million and for the year ended December 31, 1996, a decrease from $56.6 million to $52.3 million.

      On December 31, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement changes the way public companies report segment information in annual financial statements and requires public companies to report selected segment information in interim financial reports to shareholders. Under the Statement's "management approach," public companies are to report financial and descriptive information about their operating segments. Operating segments are components of an enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments and assess segment performance. Refer to Note 3 for the additional disclosures under this Statement.

      Also, on January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement does not change the recognition or measurement associated with pension or postretirement plans. It standardizes certain disclosures, requires additional information about changes in the benefit obligations and about change in the fair value of plan assets to facilitate analysis, and it eliminates certain disclosures that were not deemed useful. Refer to Note 12 for the disclosures required under this Statement.

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position of 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe that adoption of SOP 98-1 will have a material impact on the Company's financial position or results of operations.

      In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe that adoption of SOP 98-5 will have a material impact on the Company's financial position or results of operations.

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

note 2. acquisitions and divestitures

Branch Purchase

In the fourth quarter of 1996 the Company completed its acquisition of twenty banking branches (the "Branch Purchase") from The First National Bank of Boston ("FNBB"), BayBank, N.A. ("BayBank") and their parent company, Bank of Boston Corporation. The transaction included the assumption of approximately $149 million in noninterest-bearing deposits, $378 million in savings deposits, $140 million of certificates of deposit, $77 million of repurchase agreements, $8 million in premises and equipment, and $508 million in commercial, residential real estate, and other loans. USTrust paid a premium equal to 7 percent of average deposit liabilities assumed or approximately $49 million.

UST Bank/Connecticut

In November 1996, the Company completed the sale of its Connecticut banking subsidiary, UST Bank/Connecticut ("UST/Conn"). The Company received cash of $13 million representing UST/Conn's capital plus a deposit premium of 7 percent and recorded a $6.8 million gain on the sale in noninterest income. The positive effect on capital from notes to consolidated financial statements, december 31, 1998 the gain and cash proceeds received in the sale transaction provided the Company with a portion of the necessary funds to contribute capital to USTrust to facilitate the aforementioned Branch Purchase. At the time of the sale, UST/Conn had total assets of $107 million, including loans of $70 million, securities of $22 million and federal funds sold of $15 million. Liabilities totaled $101 million and included noninterest-bearing deposits of $22 million, $41 million in savings deposits, certificates of deposit of $32 million and $4 million in other borrowings.

Walden Bancorp, Inc.

On January 3, 1997, the Company completed its acquisition of Walden Bancorp, Inc. ("Walden"), a $1.0 billion multi-bank holding company headquartered in Acton, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1.9 shares of the Company's common stock for each share of Walden common stock. The Company's outstanding stock increased by 10,125,540 shares to a total of 28,144,163 shares on the date of acquisition. Based on the closing price of the Company's stock as of January 3, 1997, the market value of the shares exchanged totaled $207 million. Walden's two subsidiary banks, The Braintree Savings Bank and The Co-operative Bank of Concord operated a total of seventeen branches located in the Massachusetts counties of Middlesex, Norfolk and Plymouth. The Co-operative Bank of Concord and the Braintree Savings Bank were merged into and with USTrust in the second quarter of 1997. In 1997, the Company recognized a nondeductible charge of $2.9 million in acquisition and merger-related expense and a pre-tax $11.8 million restructuring charge associated with the transaction. Also, upon the completion of the acquisition, the Company redesignated $146 million of former Walden securities from the held-to-maturity classification to securities available-for-sale.

Firestone Financial Corp.

On October 15, 1997, the Company completed its acquisition of Firestone Financial Corp. ("Firestone"), an $85 million small business equipment finance company headquartered in Newton, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 0.59 shares of the Company's common stock for each share of Firestone common stock. The Company's outstanding stock increased by 1,180,000 to a total of 29,716,593 shares on the date of acquisition. Based on the closing price of the Company's stock as of October 15, 1997, the market value of the shares exchanged totaled $31 million. Firestone operates as a wholly-owned subsidiary of USTrust. The Company recognized a nondeductible charge of $1.0 million in acquisition and merger-related expenses associated with the transaction.

Somerset Savings Bank

On July 20, 1998, the Company completed its acquisition of Somerset Savings Bank ("Somerset"), a $524 million Massachusetts savings bank headquartered in Somerville. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 0.19 shares of the Company's common stock for each share of Somerset common stock. The Company's outstanding stock increased by 3,203,373 shares to a total of 33,100,551 shares on the date of acquisition. Based on the closing price of the Company's stock as of July 20, 1998, the market value of the shares exchanged totaled $88.9 million. Somerset operated six branches in Middlesex County. At the date of acquisition, Somerset was merged with and into USTrust. Also, upon the completion of the acquisition, the Company redesignated approximately $82 million of former Somerset securities from the held-to-maturity classification to securities available-for-sale.

Affiliated Community Bancorp, Inc.

On August 7, 1998, the Company completed its acquisition of Affiliated Community Bancorp, Inc. ("Affiliated"), a $1.1 billion multi-bank holding company headquartered in Waltham, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1.41 shares of the Company's common stock for each share of Affiliated common stock. The Company's outstanding stock increased by 9,439,735 shares to a total of 42,542,386 shares on the date of acquisition. Based on the closing price of the Company's stock as of August 7, 1998, the market value of the shares exchanged was $225 million. Affiliated's three subsidiary banks, The Federal Savings Bank ("Federal"), Lexington Savings Bank ("Lexington") and Middlesex Bank & Trust Company ("Middlesex"), operated a total of thirteen branch offices in Middlesex County. In the fourth quarter of 1998, Federal and Lexington were merged with and into USTrust. As contemplated by the terms of the agreement under which the Affiliated acquisition was consummated, in August 1998, Middlesex Bank and Trust Company, a $28 million bank, was sold for $8.24 million to a private investor unaffiliated with the Company. Upon the completion of the Affiliated acquisition, the Company redesignated approximately $86 million of former Affiliated securities from the held-to-maturity classification to securities available-for-sale. The Company recognized a nondeductible charge of $8.1 million in acquisition and merger-related expense and a pre-tax $11.5 million restructuring charge associated with the Somerset and Affiliated acquisition transactions.

      The following presentation reflects key line items on a historical basis for Somerset, Affiliated and UST Corp. and on a pro forma combined basis assuming the mergers were in effect for the periods presented:

-----------------------------------------------------------------------------------------------------------------------------
                                                Historical           Historical             Historical              UST Corp.
(Dollars in thousands, except share amounts)     UST Corp.             Somerset             Affiliated               Restated
-----------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1998
Net interest income                             $   95,731             $ 10,909             $   18,211             $  124,851
Net income                                          25,390                4,376                  6,418                 36,184
Net income per diluted share                          0.83                 0.26                   0.94                   0.84
Total assets                                     3,915,358              524,149              1,122,980              5,562,487
Total deposits                                   2,991,896              444,182                733,848              4,169,926
Total shareholders' investment                     362,099               40,485                119,083                521,667

Year ended December 31, 1997
Net interest income                             $  175,205             $ 19,826             $   35,499             $  230,530
Net income                                          32,393                5,967                 11,856                 50,216
Net income per diluted share                          1.08                 0.35                   1.78                   1.18
Total assets                                     3,838,258              539,672              1,155,048              5,532,978
Total deposits                                   2,978,215              455,886                731,439              4,165,540
Total shareholders' investment                     340,126               35,877                113,053                489,056

Year ended December 31, 1996
Net interest income                             $  141,086             $ 18,530             $   31,277             $  190,893
Net income                                          45,277                2,813                  8,523                 56,613
Net income per diluted share                          1.53                 0.17                   1.32                   1.35
-----------------------------------------------------------------------------------------------------------------------------

Brewer & Lord LLP - Pending

On December 17, 1998, the Company announced the execution of a definitive agreement under which USTrust will acquire Brewer & Lord LLP, an independent insurance agency headquartered in Norwell, Massachusetts. The purchase of Brewer & Lord is structured as an all-cash transaction and is expected to close in the second quarter of 1999. Through its nine offices, Brewer & Lord specializes in providing personal, commercial and employee benefit-related insurance products to consumers and medium-size and large business located primarily in eastern Massachusetts. The acquisition is subject to the approval of the Massachusetts Commissioner of Banks and the Massachusetts Commissioner of Insurance. Under the agreement, Brewer & Lord will operate as a wholly-owned subsidiary of USTrust.

note 3. business segments

The Company provides a broad range of financial services to individuals and small- and medium-sized companies. It services a single geographic area, the New England region with its principal customer base in eastern Massachusetts. The Company's operations include three reportable "operating segments," Retail Banking, Commercial Banking and Treasury, all organized around products and services. Retail Banking services include direct and indirect consumer loans and leasing, consumer deposit products, residential loans, private banking and mutual funds. Commercial Banking provides a broad range of financial services principally to small- and medium-sized companies. Such services include commercial lending, real estate financing, construction lending, cash management services, merchant services, government banking and international trade services. The Treasury group is charged with asset/liability risk management of the Company, including the securities portfolio and interest-bearing liabilities.

      The information presented herein includes allocations of income or expense on excess funds used/provided at a market rate of interest to reflect the value of the net funds each segment provides or uses in its operations. The rate is applied without regard to differences in the risk profile of the operating segments. A provision for possible loan losses is assigned to units involved in credit extension based upon management's expectation of normalized losses.

      Operating expenses of the Company's support groups, including Data Processing, Finance, Legal, Human Resources, among others, are charged to business segments based on allocation criteria determined by the Company. Federal and notes to consolidated financial statements, december 31, 1998 state income taxes are applied using the Company's consolidated effective tax rate. Assets of business segments that are net fund providers reflect the excess funds sold balances in their respective asset balances while net funds users reflect excess funds purchased as a part of liability balances. Expenditures for additions to long-lived assets are not material. No one customer is responsible for more than 10 percent of revenues. Operating segment interest income is reported net of interest expense consistent with Company methodology.

      The historical financial results prior to merger and/or system conversions of acquired institutions accounted for as poolings of interest are not combined with the Company's operating segment results. Such segment information is not readily determinable. Therefore, the operating segment financial information presented is not indicative of segment results for a full year or any interim period.

      Exhibited in the table below is selected financial information by operating segment and a reconciliation of the reportable segment data to the Company's consolidated total for each of the three years ended December 31, 1998.

------------------------------------------------------------------------------------------------------------------------------------
                                 Retail   Commercial                                Reconciliation                        UST Corp.
(Dollars in thousands)          Banking      Banking     Treasury   All Other (1)       Column (2)   Acquisitions (3)  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
Net interest income -
   external sources           $   51,265   $  101,189   $   40,057        $ 10,728     $     2,319          $   46,757    $  252,315
Interest on funds (used)/
   provided - internal
   transactions                   64,587      (19,157)     (33,996)           (657)         (10,777)
                              ----------   ----------   ----------        --------     -----------          ----------    ----------
      Total net interest
         income                  115,852       82,032        6,061          10,071          (8,458)             46,757       252,315
Noninterest income                17,129        8,672          845          17,997             722               3,439        48,804
Income taxes                      13,828       14,441        2,385           4,468          (6,852)              6,091        34,361
Net income                        21,626       22,588        3,731           7,061          (9,248)              9,528        55,286
Total assets (4)               3,844,200    1,982,782    1,303,144         127,220      (1,356,469)                        5,900,877

Year ended December 31, 1997
Net interest income -
   external sources           $   29,079   $   86,456   $   40,857        $  3,626     $      (933)         $   71,445    $  230,530
Interest on funds (used)/
   provided - internal
   transactions                   60,775      (16,664)     (36,859)         (1,053)         (6,199)
                              ----------   ----------   ----------        --------     -----------          ----------    ----------
      Total net interest
         income                   89,854       69,792        3,998           2,573          (7,132)             71,445       230,530
Noninterest income                11,607        8,128       (1,391)         13,743           2,945               6,642        41,674
Income taxes                      12,680       12,268          637           1,187          (7,218)              9,090        28,644
Net income                        19,831       19,188          996           1,588         (14,346)             22,959        50,216
Total assets (4)               2,578,783    1,317,017      807,354         123,785        (985,306)          1,691,345     5,532,978

Year ended December 31, 1996
Net interest income -
   external sources           $    2,398   $   60,952   $   29,242        $  2,898     $       636          $   94,767    $  190,893
Interest on funds (used)/
   provided -  internal
   transactions                   38,360       (8,280)     (29,661)         (1,281)            862
                              ----------   ----------   ----------        --------     -----------          ----------    ----------
      Total net interest
         income                   40,758       52,672         (419)          1,617           1,498              94,767       190,893
Noninterest income                 2,871        8,686        1,592          14,699           4,084              10,704        42,636
Income taxes                       5,764        7,438         (403)            604           7,611              11,748        32,762
Net income                         6,877       11,093         (246)            862          14,076              23,951        56,613
Total assets (4)               1,787,415      968,298      733,871          32,809        (815,779)          2,623,996     5,330,610

(1) Includes three operating segments, equipment financing, asset management and the nonperforming asset workout group. None of these segments meet the quantitative thresholds for determining reportable segments or aggregation criteria under FASB No. 131.

(2) Reflects the elimination of interdepartmental charges and credits as well as certain unallocated corporate expenses such as acquisition and merger-related expense, restructuring charges, Year 2000 readiness expense and certain other unallocated expenses and certain unallocated assets.

(3) The Acquisitions column includes historical financial results of acquired institutions accounted for as poolings of interests prior to merger and/or systems conversions. For the year ended December 31, 1998, partial-year results of Somerset and Affiliated are included. For the Year ended December 31, 1997, full-year results of Somerset and Affiliated and partial-year results of Walden and Firestone are included. For the year ended December 31, 1996, full-year results of Somerset, Affiliated, Walden and Firestone are included.

(4) Reflects total assets as of December 31, 1998, 1997 and 1996, respectively.

--------------------------------------------------------------------------------

note 4. restrictions on cash and due from banks

At December 31, 1998 and 1997, cash and due from banks included $11.6 million and $23.2 million, respectively, to satisfy the reserve requirements established by the Federal Reserve Bank.

note 5. securities

A comparison of the amortized cost, fair value and gross unrealized gains and losses as of December 31, 1998 and 1997 for securities available-for-sale follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1998
                                                         --------------------------------------------------------------------------
                                                                                  Gross               Gross
                                                          Amortized          Unrealized          Unrealized                    Fair
(Dollars in thousands)                                         Cost               Gains              Losses                   Value
-----------------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
   Mortgage-backed securities:
      Pass-through securities                            $  820,412             $ 8,566             $  (619)             $  828,359
      Collateralized mortgage obligations                   248,098               1,244                (158)                249,184
                                                         ----------             -------             -------              ----------
         Total mortgage-backed securities                 1,068,510               9,810                (777)              1,077,543
   U.S. Treasury and federal agencies                        45,119                 466                  (7)                 45,578
   FHLB equity securities                                    69,200                                                          69,200
   Asset-backed securities                                   26,777                 400                                      27,177
   Corporate debt securities                                 28,706                 582                                      29,288
   Marketable equity securities                              24,971               2,527                (118)                 27,380
   States and municipalities                                  6,804                  24                                       6,828
   Foreign governments                                          520                                                             520
   All other securities                                       6,103                                                           6,103
                                                         ----------             -------             -------              ----------
         Total securities available-for-sale             $1,276,710             $13,809             $  (902)             $1,289,617
                                                         ==========             =======             =======              ==========
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1997
                                                         --------------------------------------------------------------------------
                                                                                  Gross               Gross
                                                          Amortized          Unrealized          Unrealized                    Fair
(Dollars in thousands)                                         Cost               Gains              Losses                   Value
-----------------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
   Mortgage-backed securities:
      Pass-through securities                            $  281,925             $ 2,444             $  (691)             $  283,678
      Collateralized mortgage obligations                   252,442                 613              (1,019)                252,036
                                                         ----------             -------             -------              ----------
         Total mortgage-backed securities                   534,367               3,057              (1,710)                535,714
   U.S. Treasury and federal agencies                       213,070                 607                (545)                213,132
   FHLB equity securities                                    66,726                                                          66,726
   Asset-backed securities                                   51,883                 272                 (57)                 52,098
   Corporate debt securities                                 20,917                 400                                      21,317
   Marketable equity securities                              45,326               3,640                (186)                 48,780
   States and municipalities                                  1,999                  25                                       2,024
   Foreign governments                                          445                                                             445
   All other securities                                       7,200                                                           7,200
                                                         ----------             -------             -------              ----------
         Total securities available-for-sale             $  941,933             $ 8,001             $(2,498)             $  947,436
                                                         ==========             =======             =======              ==========
-----------------------------------------------------------------------------------------------------------------------------------

          notes to consolidated financial statements, december 31, 1998

      Equity securities of the Federal Home Loan Bank ("FHLB") of Boston and certain other securities, which do not have readily determinable market values are carried at cost. USTrust is a member of the FHLB and is required to invest in FHLB equity securities, a restricted investment, in an amount equal to the greater of 1 percent of residential mortgage loans, including certain mortgage-backed securities, or three-tenths of 1 percent of total assets or a specified percentage of outstanding advances.

      The amortized cost and fair value of debt securities at December 31, 1998, by contractual maturity, are shown in the table below. Actual maturities are expected to differ from contractual maturities because some borrowers have the right to prepay without penalty. Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives. Equity securities, which have no contractual maturity, are presented in the aggregate.

--------------------------------------------------------------------------------
                                                           December 31, 1998
                                                      --------------------------
                                                       Amortized
(Dollars in thousands)                                      Cost      Fair Value
--------------------------------------------------------------------------------
Securities available-for-sale:
Mortgage-backed securities:
   Due in 1 year or less                              $    5,135      $    5,168
   Due after 1 year through 5 years                       34,995          35,613
   Due after 5 years through 10 years                    131,221         133,112
   Due after 10 years                                    897,159         903,650
                                                      ----------      ----------
      Total mortgage-backed securities                 1,068,510       1,077,543
All other debt securities:
   Due in 1 year or less                                  11,131          11,136
   Due after 1 year through 5 years                       65,303          66,139
   Due after 5 years through 10 years                     13,766          14,059
   Due after 10 years                                     17,726          18,057
                                                      ----------      ----------
      Total debt securities                              107,926         109,391
Equity securities and other                              100,274         102,683
                                                      ----------      ----------
      Total                                           $1,276,710      $1,289,617
                                                      ==========      ==========
--------------------------------------------------------------------------------

      There were no securities designated as held-to-maturity by the Company at December 31, 1998. All of the year-end 1997 held-to-maturity securities were owned by Somerset and Affiliated and were redesignated as available-for-sale at their respective acquisition dates. The effect of the redesignation was to increase the gross unrealized gain on securities available-for-sale by approximately $1.9 million. The amortized cost, fair value and gross unrealized gains and losses as of December 31, 1997 for securities held-to-maturity follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                          December 31, 1997
                                                    -------------------------------------------------------------------
                                                                         Gross               Gross
                                                    Amortized       Unrealized          Unrealized                 Fair
(Dollars in thousands)                                   Cost            Gains              Losses                Value
-----------------------------------------------------------------------------------------------------------------------
Securities held-to-maturity:
   Mortgage-backed securities:
      Pass-through securities                        $108,812           $1,478             $  (278)            $110,012
      Collateralized mortgage obligations              73,962              829                (668)              74,123
                                                     --------           ------             -------             --------
         Total mortgage-backed securities             182,774            2,307                (946)             184,135
   U.S. Treasury and federal agencies                  54,687              221                 (42)              54,866
   Asset-backed securities                             21,592              156                 (64)              21,684
   Corporate debt securities                            1,254               12                                    1,266
                                                     --------           ------             -------             --------
         Total securities held-to-maturity           $260,307           $2,696             $(1,052)            $261,951
                                                     ========           ======             =======             ========
-----------------------------------------------------------------------------------------------------------------------

      Total gross realized gains, gross realized losses, and proceeds from the sale or other disposition of securities available-for-sale for the three years ended December 31 were:

--------------------------------------------------------------------------------
(Dollars in thousands)                              1998        1997       1996
--------------------------------------------------------------------------------
Securities available-for-sale:
   Debt securities:
      Gross realized gains                      $  1,333    $    557    $    80
      Gross realized losses                         (615)     (1,798)      (380)
      Proceeds from sales*                       347,700     297,735     53,461
   Equity securities:
      Gross realized gains                      $  3,440                $ 1,551
      Gross realized losses                         (231)                  (119)
      Proceeds from sales*                         5,557                  1,585

* Excluded from 1996 proceeds from sales was a reduction in securities available-for-sale of $21.4 million in debt securities and $0.1 million in equity securities resulting from the sale of a banking subsidiary.
--------------------------------------------------------------------------------

      At December 31, 1998, securities carried at $455.2 million were pledged to secure public and trust deposits, securities sold under agreements to repurchase and for other purposes as required by law.

note 6. loans

      The composition of the loan portfolio (net of unearned discount) at December 31, 1998 and 1997 was as follows:

--------------------------------------------------------------------------------
(Dollars in thousands)                                      1998           1997
--------------------------------------------------------------------------------
Commercial and financial                              $1,413,808     $1,076,980
Commercial real estate:
   Construction                                           55,989        109,787
   Developer, investor and land                          498,200        540,924
Commercial lease financing                                76,053         56,260
Consumer:
   Residential mortgage                                1,085,353      1,371,021
   Home equity                                           120,020        134,874
   Indirect automobile installment                       909,605        605,486
   Other consumer                                         38,712         45,914
   Indirect automobile lease financing                    98,363         26,283
                                                      ----------     ----------
                                                       4,296,103      3,967,529
Reserve for possible loan losses                         (65,274)       (68,539)
                                                      ----------     ----------
                                                      $4,230,829     $3,898,990
                                                      ==========     ==========
--------------------------------------------------------------------------------

      Most of the Company's lending activity is with customers located within Massachusetts. At year-end 1998, the Company's exposure to credit risk principally secured by commercial real estate, home equity and residential real estate included approximately $1.8 billion of loans. Refer to Note 20 for additional discussion of concentration of credit risk.

      Mortgage loans serviced for others are not included in the table above or the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $469 million and $626 million at December 31, 1998 and 1997, respectively. Capitalized mortgage servicing rights were insignificant for both periods.

          notes to consolidated financial statements, december 31, 1998

Reserve for Possible Loan Losses

      An analysis of the reserve for possible loan losses for the three years ended December 31, 1998, 1997 and 1996 is as follows:

--------------------------------------------------------------------------------
(Dollars in thousands)                              1998       1997        1996
--------------------------------------------------------------------------------
Balance at beginning of period                   $68,539    $65,979    $ 84,245
Chargeoffs                                        14,827      7,755      11,618
Recoveries on loans previously charged-off         9,376      7,215      10,951
                                                 -------    -------    --------
Net chargeoffs                                     5,451        540         667
Provision (credit) for possible loan losses        2,239      3,100     (15,495)
Reserve of sold banks                                (53)                (2,104)
                                                 -------    -------    --------
Balance at end of period                         $65,274    $68,539    $ 65,979
                                                 =======    =======    ========
--------------------------------------------------------------------------------

      The status of impaired loans for the years ended December 31, 1998, 1997 and 1996 is as follows:

--------------------------------------------------------------------------------
(Dollars in thousands)                                  1998      1997      1996
--------------------------------------------------------------------------------
Impaired loans-reserve required                      $   610   $ 7,377   $ 5,956
Impaired loans-reserve not required*                  12,302    28,524    47,524
                                                     -------   -------   -------
   Total impaired loans                              $12,912   $35,901   $53,480
                                                     =======   =======   =======

Required reserve for impaired loans*                 $   260   $ 2,209   $ 1,434
Average balance of impaired loans during the year    $28,673   $39,412   $50,808

* The methodology used in the required reserve calculation utilized the fair value of collateral consistent with the provisions of SFAS No. 114. The required reserve for impaired loans is included in the Company's total reserve for possible loan losses.
--------------------------------------------------------------------------------

      For the years ended December 31, 1998, 1997 and 1996, the amount of interest income on impaired loans that would have been recognized if the loans had been paying in accordance with their original terms, was $2.6 million, $4.2 million, and $4.4 million, respectively. The amount recognized as interest income in the same periods was $1.2 million, $2.1 million, and $1.8 million, respectively.

note 7. premises, furniture and equipment

A summary of the accounts at December 31, 1998 and 1997 is as follows:

--------------------------------------------------------------------------------
(Dollars in thousands)                                        1998         1997
--------------------------------------------------------------------------------
Land                                                      $ 11,424     $ 11,424
Buildings and leasehold improvements                        79,456       78,713
Furniture and equipment                                     55,626       40,829
                                                          --------     --------
                                                           146,506      130,966
Accumulated depreciation and amortization                  (56,082)     (45,274)
                                                          --------     --------
                                                          $ 90,424     $ 85,692
                                                          ========     ========
--------------------------------------------------------------------------------

      Depreciation and amortization expenses reflected in the consolidated statements of income were $10.8 million, $8.9 million and $7.3 million in 1998, 1997 and 1996, respectively.

note 8. other property owned

Other property owned includes other real estate owned and repossessed vehicles and equipment of $3.2 million and $1.5 million, respectively, at December 31, 1998, and $5.9 million and $1.1 million, respectively, at December 31, 1997.

      Other property owned is stated net of a valuation allowance. Analysis of the valuation allowance for the three years ended December 31, 1998 is as follows:

--------------------------------------------------------------------------------
                                                      Year Ended December 31,
                                                  ------------------------------
(Dollars in thousands)                              1998        1997        1996
--------------------------------------------------------------------------------
Balance at beginning of period                    $3,628      $3,147      $4,760
Chargeoffs                                           697         872       3,229
Provision charged to operations                    2,726       1,353       1,616
                                                  ------      ------      ------
Balance at end of period                          $5,657      $3,628      $3,147
                                                  ======      ======      ======
--------------------------------------------------------------------------------

      The net cost of other real estate owned included in foreclosed asset and workout expense in the income statement was approximately $2.7 million, $807 thousand and $1.9 million in 1998, 1997 and 1996, respectively. These costs include provisions charged to operations to reflect reductions in net realizable value, net gain or loss on sales and net cost of maintaining and operating the properties.

note 9. deposits

At December 31, 1998, the scheduled maturities of certificates of deposits are as follows:

--------------------------------------------------------------------------------
(Dollars in thousands)
--------------------------------------------------------------------------------
Within one year                                                       $1,092,605
One to two years                                                         199,009
Two to three years                                                        53,105
Three to four years                                                       24,350
Over four years                                                           19,965
                                                                      ----------
   Total                                                              $1,389,034
                                                                      ==========
--------------------------------------------------------------------------------

note 10. short-term borrowings

      Short-term borrowings consisted of the following at December 31, 1998 and 1997:

--------------------------------------------------------------------------------
(Dollars in thousands)                                         1998         1997
--------------------------------------------------------------------------------
Securities sold under agreements to repurchase             $498,372     $276,264
Federal funds purchased                                     278,695       79,027
FHLB borrowings                                             200,000      249,264
Notes payable                                                 5,650        1,156
Treasury tax and loan note account                            3,365       13,670
                                                           --------     --------
                                                           $986,082     $619,381
                                                           ========     ========
--------------------------------------------------------------------------------

      USTrust is a member of the Federal Home Loan Bank of Boston. As a member institution, USTrust has a borrowing capacity of approximately $1.4 billion for short- and long-term FHLB advances.

      The weighted average interest rates for short-term borrowings at December 31, 1998 and 1997 were 4.65 percent and 5.25 percent, respectively. The average outstanding short-term borrowings were $768 million in 1998 and $538 million in 1997. The approximate weighted average interest rates during the year were 4.82 percent in 1998 and 5.08 percent in 1997. The maximum amount of short-term borrowings outstanding at any month end was $986 million in 1998 and $619 million in 1997.

          notes to consolidated financial statements, december 31, 1998 note 11. other borrowings

      Other borrowings consisted of the following at December 31, 1998 and 1997:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         1998                     1997
                                                                                  -------------------      ------------------
                                                                                             Weighted                Weighted
                                                                                              Average                 Average
(Dollars in thousands)                                                             Amount        Rate        Amount      Rate
-----------------------------------------------------------------------------------------------------------------------------
Long-term FHLB borrowings by maturity:
   Within one year                                                                $43,430       6.10%      $110,390     5.84%
   One to two years                                                                16,957       6.12%        43,430     5.81%
   Two to three years                                                               3,500       6.69%        26,957     5.96%
   Three to four years                                                              7,500       5.71%         3,500     6.69%
   Over four years                                                                  3,941       6.81%        11,531     6.10%

Employee Stock Ownership Plan ("ESOP") debt:
   Former Lexington Savings Bank ESOP, principal due in 2001, interest paid quarterly at borrower's annual option of 90-day LIBOR rate plus 225
         basis points or rate equal to the base lending rate of USTrust               483                       644
   Former The Federal Savings Bank ESOP, due in installments to 2000,
      interest rate equal to federal funds effective rate plus 260 basis points       232                       393
                                                                                  -------                  --------
                                                                                  $76,043                  $196,845
                                                                                  =======                  ========
-----------------------------------------------------------------------------------------------------------------------------

note 12. employee benefit plans

The Company has a noncontributory, defined benefit retirement plan covering all employees who meet specified age and employment requirements. The Company also has nonqualified, unfunded supplemental retirement plans, which cover certain senior officers of the Company. The plans provide pension benefits that are based on the employee's compensation during the highest four consecutive years before retirement. The following summary sets forth the plan's funded status and amounts included in the Company's consolidated balance sheets as of December 31, 1998 and 1997:

----------------------------------------------------------------------------------------------------------------------
                                                                                Qualified Plan      Supplemental Plans
                                                                              ------------------    ------------------
(Dollars in thousands)                                                           1998       1997       1998       1997
----------------------------------------------------------------------------------------------------------------------
Benefit obligations:
Benefit obligation at beginning of year                                       $36,310    $29,640    $ 2,614    $ 1,886
Service cost                                                                    2,655      2,035        380        257
Interest cost                                                                   2,606      2,246        180        156
Actuarial loss (gain)(excluding assumption changes)                               916        674       (101)       249
Actuarial loss due to assumption changes                                        1,243      2,015        107        179
Benefits paid                                                                    (846)      (967)      (113)      (113)
Plan amendments                                                                                         377
Business combinations*                                                         (6,208)       667
                                                                              -------    -------    -------    -------
Benefit obligation at end of year                                             $36,676    $36,310    $ 3,444    $ 2,614
                                                                              =======    =======    =======    =======

Fair value of assets:
Fair value of assets at beginning of year                                     $38,883    $30,119
Actuarial return on plan assets                                                 5,998      7,718
Contributions by employer                                                                    550    $   113    $   113
Benefits paid                                                                    (845)      (967)      (113)      (113)
Business combinations*                                                            121      1,463
                                                                              -------    -------    -------    -------
Fair value of assets at end of year, primarily listed stocks and U.S. bonds   $44,157)   $38,883    $    --    $    --
                                                                              =======    =======    =======    =======

Fair value of assets at end of year                                           $44,157    $38,883
Benefit obligation at end of year                                              36,676     36,310    $ 3,444    $ 2,614
                                                                              -------    -------    -------    -------
Funded status                                                                   7,481      2,573     (3,444)    (2,614)
Unamortized prior service cost                                                 (3,915)     1,053        804        490
Unrecognized net (gain)/loss                                                   (5,730)    (4,756)       196        190
Unrecognized net obligation (asset)                                              (947)    (1,251)
                                                                              -------    -------    -------    -------
   Net accrued benefit cost                                                   $(3,111)   $(2,381)   $(2,444)   $(1,934)
                                                                              =======    =======    =======    =======

* Business combinations represent the amounts to eliminate differences in actuarial assumptions between pension plans of acquired banks and the Company's plan.
--------------------------------------------------------------------------------

      The actuarial assumptions used were as follows:

--------------------------------------------------------------------------------
                                                               1998        1997
--------------------------------------------------------------------------------
Discount rate                                                  6.75%       7.00%
Rate of increase of future compensation levels                 4.50%       4.50%
Expected rate of return on plan assets                         9.00%       8.00%
--------------------------------------------------------------------------------

          notes to consolidated financial statements, december 31, 1998

      Net pension cost for 1998, 1997 and 1996 included the following components:

--------------------------------------------------------------------------------
(Dollars in thousands)                               1998       1997       1996
--------------------------------------------------------------------------------
Service cost benefit earned during the period     $ 3,035    $ 2,292    $ 2,202
Interest cost on projected benefit obligation       2,786      2,402      2,163
Expected return on plan assets                     (3,345)    (3,063)    (2,814)
Amortization of transition asset                     (304)      (288)      (288)
Amortization of prior service costs                   124        112         99
Amortization of net (gain)/loss                      (162)       507        485
                                                  -------    -------    -------
   Net pension cost                               $ 2,134    $ 1,962    $ 1,847
                                                  =======    =======    =======
--------------------------------------------------------------------------------

      Certain former officers and employees of Federal are included in a noncontributory defined benefit pension plan as a participating employer in the Financial Institutions Retirement Fund (the "Fund"), a multi-employer plan. The Fund does not segregate its assets or liabilities by participating employer. Contributions are based on the individual employer's experience. As the plan is fully funded, no contribution is required. Benefits accrued under this plan until September 30, 1998. Effective September 30, 1998, all future benefits are earned under the Company's defined benefit retirement plan. In addition certain former employees of Lexington and Federal are included in a non-qualified supplemental retirement plan established by their respective banks. Each is fully funded by life insurance; no contribution is required.

      The Company has an Employee Savings Plan which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, contributions made by eligible employees are matched by the Company at varying rates based on a specified percentage of employee contributions. The maximum match per employee by the Company is 4 percent of the individual employee's earnings.

      During 1997 and 1996, the Company had an employee stock ownership plan ("ESOP") which covered substantially all of its employees. The plan was administered by a committee designated by the Board of Directors and was maintained in a separate trust established for that purpose. Under the plan, the Company contributed either a fixed amount or a percentage of compensation of all participants. Effective December 31, 1997, the ESOP ceased to operate as an independent plan and was merged into a newly created Employer Stock Fund of the Employee Savings Plan. All participants became vested in their ESOP account balances, and these funds were transferred directly to their respective Employee Savings Plan accounts.

      Certain former employees of Lexington and Federal receive benefits under ESOP plans established by their respective banks. It is expected that these plans, which have an insignificant effect on operating results of the Company, will continue in accordance with their original terms.

      Certain key employees are awarded shares of the Company's common stock through the Company's Restricted Stock Ownership Plan adopted in 1989 and the restricted stock program of the Stock Compensation Plan adopted in 1992 and amended in 1994. Under these restricted stock plans 631,320 shares of common stock have been granted, of which 86,250, 32,100 and 14,400 were granted in 1998, 1997 and 1996, respectively. The shares vest to the employee over varying schedules. In 1998, 44,549 restricted shares vested under this plan. At December 31, 1998 there were 100,901 unvested restricted shares outstanding.

      Expenses relating to the employee benefit plans were as follows:

----------------------------------------------------------------------------------------
                                             Year Ended December 31,
                          --------------------------------------------------------------
                                      Employee                       Employee
                                         Stock    Restricted     Savings Plan
(Dollars in thousands)    Pension    Ownership         Stock            401(k)    Other*
----------------------------------------------------------------------------------------
1998                       $2,134       $  975        $1,161            $1,786     $275
1997                        1,962        1,275           629             1,244      878
1996                        1,847          884           531             1,576      803

* Includes cost of various plans of acquired banks which were terminated at the time of acquisition by the Company.
--------------------------------------------------------------------------------

note 13. stock options

The Company has a Stock Compensation Plan for officers and key employees under the terms of which the Company may issue incentive stock options, nonqualified stock options and shares of restricted stock. At December 31, 1998, 140,320 shares of the Company's common stock remained available for future grants. The Company's Stock Compensation Plan provides that the number of shares of common stock reserved for future grants under the plan be increased by an amount equal to 1.25 percent of the number of shares outstanding on the first day of each fiscal year. As a result, as of January 1, 1999, 535,302 additional common shares are to be reserved for future grants. The vesting periods for options under this Plan range from immediate vesting at grant date to 5 years. The expiration periods for options under this Plan range from between 5 and 10 years.

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

--------------------------------------------------------------------------------
                                                       Year Ended December 31,
                                                     ---------------------------
(Dollars in thousands, except share amounts)            1998      1997      1996
--------------------------------------------------------------------------------
Net income:
   As reported                                       $55,286   $50,216   $56,613
   Pro forma                                          54,700    49,947    55,912
Diluted earnings per share:
   As reported                                       $  1.28   $  1.18   $  1.35
   Pro forma                                         $  1.26   $  1.17   $  1.34
--------------------------------------------------------------------------------

          notes to consolidated financial statements, december 31, 1998
          -------------------------------------------------------------

      The following table presents the activity for the employee stock option program under the Stock Compensation Plan and the activity in the Stock Option Plans for directors for the years ended December 31, 1998, 1997, and 1996:

------------------------------------------------------------------------------------
                                        Number of           Exercise        Weighted
                                     Shares Under              Price         Average
                                           Option          Per Share  Exercise Price
------------------------------------------------------------------------------------
Outstanding December 31, 1995           1,962,569    $ 1.84 - $14.13          $ 8.74
Granted in 1996                           538,867    $ 8.68 - $14.81          $12.18
Canceled in 1996                          (34,849)   $ 6.07 - $12.88          $10.16
Exercised in 1996                        (384,804)   $ 6.07 - $13.44          $ 7.04
                                        ---------
Outstanding December 31, 1996           2,081,783    $ 1.84 - $14.81          $ 9.92
                                        ---------

Granted in 1997                           419,968    $11.37 - $20.31          $16.82
Exercised in 1997                        (416,304)   $ 1.84 - $13.81          $ 7.79
                                        ---------
Outstanding December 31, 1997           2,085,447    $ 2.98 - $20.31          $11.73
                                        ---------

Granted in 1998                           251,500    $20.94 - $24.69          $24.06
Cancelled in 1998                          (1,550)   $ 3.16 - $24.69          $11.49
Excercised in 1998                       (382,934)   $ 2.98 - $24.69          $12.00
                                        ---------
Outstanding December 31, 1998           1,952,463    $ 2.98 - $24.69          $13.27
                                        =========
Options exercisable at:
   December 31, 1996                    1,938,342    $ 1.84 - $14.81          $ 9.76
   December 31, 1997                    1,959,843    $ 2.98 - $20.31          $11.54
   December 31, 1998                    1,879,097    $ 2.98 - $24.69          $12.90
------------------------------------------------------------------------------------

      The following table summarizes information regarding options outstanding and options exercisable at December 31, 1998 under the employee Stock Compensation Plan and Stock Option Plans for Directors:

--------------------------------------------------------------------------------------------------------------------------------
                                           Options Outstanding                                     Options Exercisable
                  -----------------------------------------------------------------     ----------------------------------------
                                               Weighted Average
                    Number Outstanding    Remaining Contractual    Weighted Average       Number Exercisable    Weighted Average
                  at December 31, 1998            Life in Years      Exercise Price     at December 31, 1998      Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
$ 2.98 - $ 7.24                172,592                     3.97              $ 5.50                  172,592              $ 5.50
$ 7.50 - $ 9.61                392,871                     1.99              $ 9.06                  392,871              $ 9.06
$ 9.72 - $13.81                786,564                     3.13              $11.77                  786,564              $11.77
$14.40 - $24.69                600,436                     8.46              $20.22                  527,070              $19.86
                             ---------                                                             ---------
                             1,952,463                                                             1,879,097
                             =========                                                             =========
--------------------------------------------------------------------------------------------------------------------------------

      The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $3.79, $2.42 and $1.44, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996:

--------------------------------------------------------------------------------
                                                   Year Ended December 31,
                                            ------------------------------------
                                             1998           1997           1996
--------------------------------------------------------------------------------
Risk-free interest rate                      4.63%          5.70%          5.94%
Expected dividend yield                       3.5%           3.5%           3.5%
Expected life in years                        2.5            2.3            2.3
Expected volatility                         25.00%         24.00%         18.12%
--------------------------------------------------------------------------------

      The Company has a Directors Deferred Compensation Program under which up to 250,000 shares of the Company's common stock may be granted to outside Directors of the Company or its banking subsidiaries who choose to receive their Director's fees or stipend in shares of the Company in lieu of cash. The shares may not be sold until the individual holder's status as Director terminates.

note 14. noninterest expense

Restructuring Charges, Acquisition and Merger-related Expense Restructuring charges for the year ended December 31, 1998 totaled $11.5 million. Such costs were incurred in connection with the Somerset and Affiliated acquisitions and were the result of management's integration plan. These costs related to activities that had no future economic benefit to the Company and were incremental to other costs incurred in the conduct of the Company's business. The nature of these expenses included charges for severance payments to former Somerset and Affiliated executives and staff, processing system conversions and deconversion costs, customer communications related to the effect of the acquisitions, write-offs of certain Somerset and Affiliated assets, and other expenses directly associated with the integration of the acquired institutions. Similar restructuring charges of $11.8 million for the year ended December 31, 1997 were incurred in connection with the Walden acquisition.

      Acquisition and merger-related expense for the year ended December 31, 1998 totaled $8.1 million which included professional, legal, accounting and investment banking services incurred in connection with Somerset and Affiliated acquisition transactions. Acquisition and merger-related expenses of $4.4 million for the year ended December 31, 1997 were incurred primarily in connection with the Walden and Firestone acquisitions. For the year ended December 31, 1996, the expense totaled $5.9 million, primary resulting from the Branch Purchase.

      Reserves associated with restructuring and merger-related charges are included in other liabilities and totaled $1.7 million and $.9 million at December 31, 1998 and 1997, respectively. Additions to the reserve, as described above, of $11.5 million and $11.8 million for the years ended December 31, 1998 and 1997, respectively, were charged to income. Cash expenditures and write-offs of $10.7 million and $14.6 million in 1998 and 1997, respectively, were charged against the reserve balance.

Deposit Insurance Assessment

The Company's deposit insurance assessment reflects premiums paid to two Federal Deposit Insurance Corporation ("FDIC") funds, the Bank Insurance Fund ("BIF") for banks, as well as the Savings Association Insurance Fund ("SAIF") for savings and loan associations ("Thrifts"), due to the Company's acquisitions of thrift deposits and thrift institutions. The deposit insurance assessment for the years ended December 31, 1998 and 1997 reflect reductions in expense due to reduced premium rates by the FDIC on BIF balances. The year ended December 31, 1996, included a $5 million one-time assessment by the SAIF on the former Thrift deposits held by the Company.

note 15. income taxes

      The income tax provision included in the consolidated statements of income consisted of the following:

--------------------------------------------------------------------------------
                                                     Year Ended December 31,
                                                 -------------------------------
(Dollars in thousands)                              1998        1997       1996
--------------------------------------------------------------------------------
Current tax expense*:
   Federal                                       $33,602     $19,876    $20,609
   State                                           7,201       4,721      7,566
   Foreign                                                                   46
                                                 -------     -------    -------
                                                  40,803      24,597     28,221
                                                 -------     -------    -------
Deferred tax expense (benefit):
   Federal                                        (4,772)      3,075      5,444
   State                                          (1,670)        972       (903)
                                                 -------     -------    -------
                                                  (6,442)      4,047      4,541
                                                 -------     -------    -------
         Total                                   $34,361     $28,644    $32,762
                                                 =======     =======    =======

* The 1998, 1997 and 1996 current provisions do not reflect $2.9 million,$.6 million and $.4 million, respectively, of tax benefits related to stock options exercised that were credited directly to additional paid-in capital.
--------------------------------------------------------------------------------
          notes to consolidated financial statements, december 31, 1998
          -------------------------------------------------------------

      As of December 31, 1998 and 1997, cumulative deferred tax assets, included in the consolidated balance sheets as other assets, amounted to $18.5 million and $14.7 million, respectively, while cumulative deferred tax liabilities of $1.3 million and $0.4 million, respectively, were included in other liabilities. Additionally, at December 31, 1998 and 1997 there were tax refund receivables of approximately $1.7 million and $2.2 million included in other assets while current taxes payable were approximately $11.5 and $4.5 million, respectively, and included in other liabilities.

      In August 1996, Congress passed the Small Business Job Protection Act of 1996. Included in this bill was the repeal of Internal Revenue Code (IRC)
Section 593, which allowed thrift institutions special provisions in calculating bad debt deductions for income tax purposes. Thrift institutions are now viewed as commercial banks for income tax purposes. The repeal is effective for tax years beginning after December 31, 1995. One effect of this legislative change is to suspend a thrift's bad debt reserve for income tax purposes as of its base year (December 31, 1988). Any bad debt reserve in excess of the base year amount is subject to recapture over a six-year time period. The suspended (i.e., base year) amount is subject to recapture upon the occurrence of certain events, such as a complete or partial redemption of a bank's stock or if the bank ceases to qualify as a bank for income tax purposes.

      Through the Company's acquisition of Walden, Somerset and Affiliated and subsequent merger of the various banking subsidiaries with USTrust in 1997 and 1998, USTrust's tax position is effected by this legislative change. At December 31, 1998, USTrust's surplus includes approximately $37.0 million of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since USTrust does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $15.5 million have not been recorded with respect to such reserve.

      The components of the net deferred tax asset were as follows:

-----------------------------------------------------------------------------------
                                                                    December 31,
                                                                 ------------------
(Dollars in thousands)                                              1998       1997
-----------------------------------------------------------------------------------
Book provision for loan losses in excess of tax                  $28,483    $28,517
Book writedowns on other property owned, not deducted for tax      4,467      3,493
Pension expense deducted for tax not book                          4,212      1,420)
Book basis in core deposit more than tax                           1,765        (33)
Deferred compensation benefits not deducted for tax                1,431      2,323
Loan mark-to-market adjustment for tax                              (581)    (4,961)
Cumulative tax depreciation in excess of book                     (3,104)    (2,683)
Recapture of bad debt reserve under repeal of Code Section 593    (3,661)
Tax basis in partnership investments less than book               (3,998)    (3,858)
Securities mark-to-market adjustment deferred for tax             (5,089)    (1,545)
Tax deductions on leveraged leases deferred for books             (7,372)    (6,362)
Other, net                                                           638     (2,018)
                                                                 -------    -------
   Total net deferred tax asset                                  $17,191    $14,293
                                                                 =======    =======
-----------------------------------------------------------------------------------

      The provisions for income taxes differ from the amounts computed by applying the U.S. statutory federal tax rate of 35 percent in 1998,1997 and 1996, to income before income taxes principally due to:

--------------------------------------------------------------------------------
                                                   Year Ended December 31,
                                              ----------------------------------
(Dollars in thousands)                           1998         1997         1996
--------------------------------------------------------------------------------
Tax at statutory rate                         $31,376      $27,553      $30,910
Increases (reductions) from:
   State income taxes                           3,595        3,637        4,113
   Nondeductible expenses                       3,508        1,570          664
   Tax credits utilized                                                    (191)
   Tax-exempt income                             (761)        (708)        (684)
   Low income housing                          (1,333)      (1,194)        (911)
   Reversal of tax reserves                    (1,865)      (2,656)      (1,183)
   Other, net                                    (159)         442           44
                                              -------      -------      -------
      Tax expense recorded                    $34,361      $28,644      $32,762
                                              =======      =======      =======
--------------------------------------------------------------------------------

note 16. earnings per share

The Company computes earnings per share in accordance with SFAS No. 128. This Statement supersedes APB No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaced the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB No. 15, for all entities with complex capital structures. This Statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior period EPS data presented, including quarterly information. The Company's common stock equivalents consist primarily of dilutive outstanding stock options and restricted stock grants computed under the treasury stock method. Basic and Diluted EPS for the three years ended December 31, 1998, 1997 and 1996 are as follows:

----------------------------------------------------------------------------------
(Dollars and shares in thousands)                         1998      1997      1996
----------------------------------------------------------------------------------
Basic earnings per share computation:
   Numerator:
      Net income                                       $55,286   $50,216   $56,613
   Denominator:
   Weighted average shares outstanding                  42,378    41,760    41,061
Basic earnings per share                               $  1.30   $  1.20   $  1.38
Diluted earnings per share computation:
   Numerator:
      Net income                                       $55,286   $50,216   $56,613
   Denominator:
      Weighted average shares outstanding               42,378    41,760    41,061
      Dilutive stock options                               912       948       800
                                                       -------   -------   -------
         Weighted average diluted shares outstanding    43,290    42,708    41,861
                                                       =======   =======   =======
Diluted earnings per share                             $  1.28   $  1.18   $  1.35
----------------------------------------------------------------------------------

note 17. capital

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and notes to consolidated financial statements, december 31, 1998
          -------------------------------------------------------------

certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements.

      The actual capital amounts and ratios of the Company and its banking subsidiaries are presented in the following summary.

-----------------------------------------------------------------------------------------------------------------------
                                                                        December 31, 1998
                                          -----------------------------------------------------------------------------
                                                     Amount                                     Percent
                                          -----------------------------------------------------------------------------
                                                   Adequately          Well                    Adequately          Well
                                                  Capitalized   Capitalized                   Capitalized   Capitalized
(Dollars in millions)                     Actual     Minimums      Minimums           Actual     Minimums      Minimums
-----------------------------------------------------------------------------------------------------------------------
UST Corp. Consolidated:
   Tier 1 leverage capital                $475.6       $229.9             *            8.27%        4.00%             *
   Tier 1 capital                          475.6        188.4             *           10.10%        4.00%             *
   Total (Tier 1 and Tier 2) capital       535.5        376.3             *           11.38%        8.00%             *
USTrust:
   Tier 1 leverage capital                 440.5        228.9        $286.1            7.70%        4.00%         5.00%
   Tier 1 capital                          440.5        187.3         281.0            9.41%        4.00%         6.00%
   Total (Tier 1 and Tier 2) capital       499.8        374.1         467.6           10.69%        8.00%        10.00%
USTC:
   Tier 1 leverage capital                   5.4          1.0           1.2           21.67%        4.00%         5.00%
   Tier 1 capital                            5.4          0.5           0.8           43.31%        4.00%         6.00%
   Total (Tier 1 and Tier 2) capital         5.4          1.0           1.3           43.37%        8.00%        10.00%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                        December 31, 1997
                                          -----------------------------------------------------------------------------
                                                     Amount                                     Percent
                                          -----------------------------------------------------------------------------
                                                   Adequately          Well                    Adequately          Well
                                                  Capitalized   Capitalized                   Capitalized   Capitalized
(Dollars in millions)                     Actual     Minimums      Minimums           Actual     Minimums      Minimums
-----------------------------------------------------------------------------------------------------------------------
UST Corp. Consolidated:
   Tier 1 leverage capital                $427.4       $214.9             *            7.95%        4.00%             *
   Tier 1 capital                          427.4        165.2             *           10.35%        4.00%             *
   Total (Tier 1 and Tier 2) capital       479.0        329.1             *           11.64%        8.00%             *
USTrust:
   Tier 1 leverage capital                 397.4        194.3        $242.8            8.18%        4.00%         5.00%
   Tier 1 capital                          397.4        164.2         246.3            9.68%        4.00%         6.00%
   Total (Tier 1 and Tier 2) capital       447.9        327.1         408.9           10.95%        8.00%        10.00%
USTC:
   Tier 1 leverage capital                   3.5          0.8           0.9           18.42%        4.00%         5.00%
   Tier 1 capital                            3.5          0.4           0.6           32.26%        4.00%         6.00%
   Total (Tier 1 and Tier 2) capital         3.5          0.9           1.1           32.34%        8.00%        10.00%

* Not applicable
--------------------------------------------------------------------------------

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

      In 1998 the Company declared quarterly cash dividends totaling $23 million or $0.54 per share to stockholders. During the year the Company's subsidiaries declared dividends payable to the Company totaling $37 million.

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

Stock Repurchase Programs

      In November 1998, the Company's Board of Directors approved a common stock repurchase program authorizing the repurchase of up to 310,000 shares which constitutes less than 1 percent of the Company's common stock outstanding. The repurchase program did not affect the Company's use of the pooling of interests method of accounting to record the recent acquisitions by the Company of Affiliated and Somerset since it was implemented in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 96. The program authorizes the Company to buy back common stock from time to time, subject to prevailing market conditions. Purchases may be made on the open market or in privately negotiated transactions. As of December 31, 1998, 103,500 shares had been purchased under the program, 23,049 shares were reissued and 80,451 shares remained in treasury.

      Prior to the August 7, 1998 acquisition of Affiliated by the Company, Affiliated retired all of its common stock held in treasury (total of 348,975 UST Corp. equivalent shares) and terminated its stock repurchase program.

note 18. related party transactions

In the ordinary course of business, the Company's banking subsidiaries have granted loans to certain of the Company's directors and executive officers. All such transactions are made on substantially the same terms as those prevailing at the same time for individuals not affiliated with the Company and its subsidiaries and at the time they were granted did not involve more than the normal risk of collectibility. At December 31, 1998, none of these transactions were on nonaccrual status, nor did they involve delinquent, substandard or restructured loans. Over 77 percent of the balance outstanding at December 31, 1998 and 1997 was due from one director.

          notes to consolidated financial statements, december 31, 1998

      An analysis of loans outstanding in excess of $60 thousand to directors and executive officers related to the foregoing entities at December 31, 1998 and 1997 is as follows:

--------------------------------------------------------------------------------
(Dollars in thousands)
--------------------------------------------------------------------------------
Balance, December 31, 1996                                              $21,212
Additions                                                                 2,238
Repayments                                                               (1,715)
Other reductions*                                                        (2,241)
                                                                        -------
Balance, December 31, 1997                                               19,494
Additions                                                                 2,937
Repayments                                                               (1,058)
Other reductions*                                                        (3,011)
                                                                        -------
Balance, December 31, 1998                                              $18,362
                                                                        =======

* Other reductions are loans outstanding to directors and officers who ceased to be directors or executive officers of the Company or its subsidiary banks during the year or their balance decreased below $60 thousand.
--------------------------------------------------------------------------------

note 19. commitments and contingencies

Commitments for leased premises expire at various dates through 2018. At December 31, 1998, minimum rental commitments for noncancelable leases are as follows:

--------------------------------------------------------------------------------
(Dollars in thousands)
--------------------------------------------------------------------------------
1999                                                                     $ 8,344
2000                                                                       7,772
2001                                                                       6,028
2002                                                                       5,715
2003                                                                       2,816
Thereafter                                                                 5,364
                                                                         -------
   Total                                                                 $36,039
                                                                         =======
--------------------------------------------------------------------------------

      Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $6.6 million, $6.1 million, and $5.0 million, respectively.

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

note 20. financial instruments with on-and off-balance sheet risk

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

-------------------------------------------------------------------------------------------------
                                                                      Contract or Notional Amount
                                                                      ---------------------------
                                                                      December 31,   December 31,
(Dollars in thousands)                                                        1998           1997
-------------------------------------------------------------------------------------------------
Financial instruments whose contract amount represents credit risk:
   Commitments to extend credit                                         $1,032,000     $1,149,000
   Standby letters of credit and financial guarantees written               87,000         73,000
   Commercial letters of credit                                             10,000          4,000
   Foreign exchange contracts                                                1,000          5,000
   Loans sold with recourse                                                  9,000         14,000
-------------------------------------------------------------------------------------------------

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract during its term. Commitments generally have fixed expiration dates or other termination clauses and usually require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. Of the total commitments to extend credit, approximately $258 million and $276 million were secured by real estate at December 31, 1998 and December 31, 1997, respectively.

      The amount of collateral obtained is based on management's evaluation of the credit risk. Collateral held on commitments and loans varies but may include cash, accounts receivable, inventory, property, plant and equipment. Standby and commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of, or payment by, a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various collateral to support these commitments including (but not limited to) cash, account receivables, inventory, property, plant and equipment. The extent of collateral held for those commitments varies from zero to over one hundred percent. Of the total standby and commercial letters of credit, approximately $13 million was secured by real estate at December 31, 1998.

      The Company's primary loan market is the New England region. Most of the loans outstanding are from eastern Massachusetts and a substantial portion of these loans are various types of real estate loans; still others have real estate as additional collateral. Approximately 79 percent of the Company's outstanding commercial and commercial real estate loans are collateralized.

      The Company enters into foreign currency exchange contracts to purchase or sell foreign currencies at a future date at a predetermined exchange rate. Except as noted below, contracts are purchased on the open market to assist customers with international transactions denominated in foreign currencies. The Company is exposed to credit risk in the event the customer fails to deliver or take delivery of the agreed upon currency whereby the Company would execute the transaction with another counterparty at the prevailing currency valuation. The positive fair value, which represents the credit exposure of contracts outstanding, was insignificant at December 31, 1998 and 1997.

      The Company enters into nominal amounts of foreign exchange contracts for the purposes of hedging certain financial commitments related to the collection of loans of Canadian borrowers. The fair value of such contracts was insignificant at December 31, 1998 and 1997.

      During 1997, the Company, through its small equipment finance company, Firestone, was party to an interest rate swap agreement with a nominal notional amount. The swap agreement effectively converted a portion of Firestone's interest rate obligation on certain long-term borrowings from a floating to a fixed rate. The arrangement was paid in full and terminated in August 1997, prior to the acquisition of Firestone by the Company.

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

          notes to consolidated financial statements, december 31, 1998 note 21. parent company financial information

Summarized information relative to the balance sheets at December 31, 1998 and 1997 and statements of income and cash flows for the three years in the period ended December 31, 1998 of UST Corp. (parent company only) are presented as follows:

--------------------------------------------------------------------------------
balance sheets  - parent company only
--------------------------------------------------------------------------------
                                                                 December 31,
                                                             -------------------
(Dollars in thousands)                                           1998       1997
--------------------------------------------------------------------------------
Assets:
   Cash, due from banks and interest-bearing deposits        $  4,666   $  6,077
   Securities purchased under agreements to resell             15,000      4,000
   Securities available-for-sale                                1,270      3,284
   Loans to subsidiaries                                        1,675
   Investment in banking subsidiaries                         506,528    479,556
   Investment in nonbanking subsidiaries                        3,908      2,582
   Premises, furniture and equipment, net                         483        287
   Other assets                                                20,120      6,278
                                                             --------   --------
      Total assets                                           $553,650   $502,064
                                                             ========   ========

Liabilities and stockholders' investment:
   Other liabilities                                         $ 20,105   $ 13,008
   Stockholders' investment                                   533,545    489,056
                                                             --------   --------
      Total liabilities and stockholders' investment         $553,650   $502,064
                                                             ========   ========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
statements of income  - parent company only
--------------------------------------------------------------------------------
                                                       Year Ended December 31,
                                                     ---------------------------
(Dollars in thousands)                                  1998      1997      1996
--------------------------------------------------------------------------------
Dividend income                                      $36,653   $22,500   $15,658
Undistributed equity in net income of subsidiaries    22,418    30,245    37,728
Gain on sale of bank subsidiary                                            6,806
Other income                                           7,465     4,962     4,685
                                                     -------   -------   -------
                                                      66,536    57,707    64,877
Expenses                                              11,250     7,491     8,264
                                                     -------   -------   -------
   Net income                                        $55,286   $50,216   $56,613
                                                     =======   =======   =======
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
statements of cash flows - parent company only
-----------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended December 31,
                                                                                       --------------------------------
(Dollars in thousands)                                                                     1998        1997        1996
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                          $ 55,286    $ 50,216    $ 56,613
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                         184         217         220
      Undistributed income of subsidiaries                                              (22,418)    (30,245)    (37,728)
      Noncash dividend from subsidiary                                                   (5,925)                 (2,158)
      Gain on sale of bank subsidiary                                                                            (6,806)
      Gain on sale of securities                                                           (596)
      Increase in other assets                                                           (7,618)     (1,330)     (1,756)
      Increase in other liabilities                                                       5,735       3,766       4,808)
                                                                                       --------    --------    --------
         Net cash provided by operating activities                                       24,648      22,624      13,193
Cash flows from investing activities:
   Proceeds from sales of securities                                                      1,793
   Purchase of securities                                                                               (60)
   Purchases of premises and equipment                                                     (274)                   (415)
   Proceeds from sale of bank subsidiary                                                                         13,435
   Net (decrease) increase in short-term investments                                    (11,000)     10,000)     (9,000)
   Increase in loans to subsidiaries                                                     (1,675)
   Equity contributed to subsidiaries                                                    (1,000)    (20,000)    (13,000)
                                                                                       --------    --------    --------
         Net cash used by investing activities                                          (12,156)    (10,060)     (8,980)
Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                            5,786       3,230       2,795
   Treasury stock acquired                                                               (2,379)                 (3,363)
   Cash dividends paid                                                                  (17,310)    (10,554)     (3,760)
                                                                                       --------    --------    --------
         Net cash used by financing activities                                          (13,903)     (7,324)     (4,328)
                                                                                       --------    --------    --------
   (Decrease) increase in cash and cash equivalents                                      (1,411)      5,240        (115)
   Cash and cash equivalents beginning of year                                            6,077         837         952
                                                                                       --------    --------    --------
   Cash and cash equivalents end of year                                               $  4,666    $  6,077    $    837
                                                                                       ========    ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                                         $     61    $     56    $     56
                                                                                       ========    ========    ========
      Income taxes                                                                     $ 22,891    $ 11,375    $ 12,160
                                                                                       ========    ========    ========
   Noncash transactions:
      Transfers from other assets to securities available-for-sale                                             $     50
                                                                                                               ========
      Noncash dividends from subsidiaries                                              $  5,925                $  2,158
                                                                                       ========                ========
-----------------------------------------------------------------------------------------------------------------------

      Dividends paid to the Company in 1998 by consolidated bank subsidiaries totaled $28.1 million, $17.5 million in 1997 and $14.7 million in 1996. Dividends paid to the Company by nonbank subsidiaries totaled $2.0 million in both 1998 and 1997, and $1.0 million in 1996.

note 22. financial instruments

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

          notes to consolidated financial statements, december 31, 1998

      Cash and due from banks, federal funds sold and other short-term investments - For these short-term instruments the carrying amount is a reasonable estimate of fair value.

      Securities available-for-sale and securities held-to-maturity - For marketable securities fair values are based on quoted market prices or dealer quotes.

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

      Short-term borrowings - For these short-term instruments the carrying amount is a reasonable estimate of fair value.

      Other borrowings - The fair value for FHLB borrowings with an original maturity of greater than one year was determined by discounting the expected cash flows using a discount rate equal to the current rate offered by the FHLB for debt of the same remaining maturity. While the current FHLB debt outstanding has a prepayment option at the borrower's discretion, the fair value was estimated assuming the Company will hold the full amount until maturity.

      Off-balance sheet financial instruments - For commitments to extend credit, standby and commercial letters of credit and foreign exchange contracts, the carrying amount which represents accruals of deferred income (fees) arising from these instruments, and the fair value of such deferred income is not material. Refer to Note 20 for notional or contract amounts and a further discussion of off-balance sheet financial instruments.

      Values not determined - SFAS No. 107 excludes certain assets from its disclosure requirements including real estate included in banking premises and equipment, lease financings, and the intangible value inherent in the Company's deposit relationships (i.e., core deposits). Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Company.

      The carrying amount and estimated fair values of the Company's Financial Instruments at December 31, 1998 and 1997 are as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                              1998                         1997
                                                                    ----------------------------------------------------
                                                                      Carrying          Fair       Carrying         Fair
(Dollars in thousands)                                                  Amount         Value         Amount        Value
------------------------------------------------------------------------------------------------------------------------
Financial Instrument assets:
   Cash and due from banks                                          $  126,861    $  126,861     $  120,521   $  120,521
   Securities                                                        1,289,617     1,289,617      1,207,743    1,209,387
   Federal funds sold and other short-term investments                   7,969         7,969         81,000       81,000
   Loans receivable, net*                                            4,059,919     4,121,815      3,817,674    3,873,219
Financial Instrument liabilities:
   Deposits:
      Noninterest-bearing                                           $  847,341    $  847,341     $  781,926   $  781,926
      NOW                                                               69,739        69,739        128,293      128,293
      Money market                                                     964,705       964,705        786,358      786,358
      Regular savings                                                  962,852       962,852        866,164      866,164
      Time                                                           1,389,034     1,399,528      1,602,799    1,606,387
   Short-term borrowings                                               986,082       986,082        619,381      619,381
   Other borrowings                                                     76,043        76,927        196,845      196,595

* Excludes commercial and consumer leases
--------------------------------------------------------------------------------

note 23. consolidated selected quarterly financial data (unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                           For Year Ended December 31, 1998             For Year Ended December 31, 1997
                                      --------------------------------------------------------------------------------------
(Dollars in thousands,                  Fourth      Third     Second       First     Fourth      Third     Second      First
except per share amounts)              Quarter    Quarter    Quarter     Quarter    Quarter    Quarter    Quarter    Quarter
----------------------------------------------------------------------------------------------------------------------------
Interest income                       $108,004   $107,514   $106,219    $106,833   $105,464   $104,815   $100,287   $ 98,169
Interest expense                        43,401     44,778     44,137      44,063     45,623     45,202     43,936     43,445
Net interest income                     64,603     62,736     62,082      62,770     59,841     59,613     56,351     54,724
Provision (credit)
   for possible loan losses              1,228        789       (880)      1,101        900        850        850        500
Net interest income after provision
   for possible loan losses             63,375     61,947     62,962      61,669     58,941     58,763     55,501     54,224
Noninterest income                      13,441     11,892     11,106      12,477     11,352      9,470      9,215     11,638
Noninterest expense                     49,357     67,030     47,209      45,628     45,122     43,682     44,221     57,219
Income tax expense                      10,095      5,071      9,409       9,785      8,501      9,253      7,076      3,814
Net income                            $ 17,364   $  1,738   $ 17,450    $ 18,733   $ 16,670   $ 15,298   $ 13,419   $  4,829
Basic earnings per share              $   0.41   $   0.04   $   0.41    $   0.45   $   0.40   $   0.36   $   0.32   $   0.12
Diluted earnings per share            $   0.40   $   0.04   $   0.40    $   0.43   $   0.39   $   0.36   $   0.31   $   0.11
----------------------------------------------------------------------------------------------------------------------------

Quarterly net income and diluted earnings per share, while affected by large infrequent items and the addition of Year 2000 readiness expense in 1998, grew throughout most of the two-year period. Acquisition and merger-related expenses and restructuring charges totaling $14.6 million and $19.6 million were incurred in the first quarter 1997 and third quarter 1998, respectively. Excluding these charges, diluted earnings per share were $0.35 in first quarter 1997 and $0.39 diluted earnings per share in the third quarter 1998. Large realized gains on sale of securities and loans positively affected earnings results in the first quarter 1997, first quarter 1998, and third and fourth quarters 1998.

      The two years ended December 31, 1998 was a period of strong growth in net interest income. Earning asset growth and favorable changes in deposit mix and reduced deposit and borrowing costs were the largest factors for the improving margin. The quarterly provision for possible loan losses averaged approximately $1 million during the two-year period as asset quality remained favorable. The exception was a $.9 million credit provision recorded in the second quarter of 1998. A credit provision, or reduction in loan loss reserve was recorded by Somerset Savings Bank prior to acquisition by the Company.

      Noninterest income fueled by strong growth in asset management fees, deposit account service charges and corporate services income, increased during most of the eight quarter periods. Peak quarters were first quarter 1997 and first, third and fourth quarter of 1998 due to realized gains on securities and loan sales of $2.1 million, $1.4 million, $1.1 million, and $1.5 million, respectively.

      In order to support volume growth throughout the Company as well as support and process the many system conversions and mergers of five banks, noninterest expenses rose during the eight-quarter period. Acquisition and merger-related expenses and restructuring charges were recorded in the first, third, and fourth quarters of 1997 and third quarter of 1998 of $14.6 million, $1.0 million, $.6 million, and $19.6 million, respectively. In addition, during 1998 the Company incurred Year 2000 readiness expense in quarters one through four of $.5 million, $.8 million, $1.8 million, and $2.3 million, respectively.

item 9. changes in and disagreements with accountants on accounting and financial disclosure

None.

                                    PART III

item 10. directors and executive officers of the registrant

                      Office of the Chief Executive Officer

      In 1987, the Board of Directors of the Company created an Office of the Chief Executive Officer ("OCEO") (formerly known as the Executive Policy Committee) which is the primary management forum of the Company for all strategic and policy decisions. Such decisions of the OCEO are subject to the review and approval of the Board of Directors of the Company. The OCEO has been directed by the Board of Directors to make recommendations to the Board concerning adoption of policies, strategies and programs concerning the following, among other matters: (a) acquisitions and dispositions of corporate entities, assets and/or investments; (b) the issuance of equity and/or debt; (c) engaging in new business activities; (d) the hiring, termination, training and motivation of senior management; (e) the development of marketing programs concerning financial services; (f) improvements to operations, service delivery and implementation of procedures for cost control; (g) improvements to the financial reporting and financial control systems; (h) improvements to the business information systems; and (i) improvements concerning risk management and legal and regulatory compliance programs. As of March 1, 1999, there were 7 members of the OCEO. The members of the OCEO are identified and the background of each OCEO member is set forth below under "Executive Officers."

                               Executive Officers

      The names and ages of the executive officers of the Company (all of whom are members of the OCEO) and each executive officer's position with the Company and its principal subsidiaries are listed below. Each such executive officer is elected annually by the Directors of the Company (or the Directors of the applicable subsidiary of the Company) and serves until his or her successor is duly chosen and qualified or until his or her earlier death, removal or disqualification.

Name                       Age       Positions and Offices with the Company (and/or where appropriate, position with one of the Company's susidiaries)

Neal F. Finnegan           61        President, Chief Executive Officer and Director of the Company and
                                     Chairman, Chief Executive Officer and Director of USTrust

Timothy J. Hansberry       55        Vice Chairman, Chief Operating Officer and Director of the Company,
                                     and President, Chief Operating Officer and Director of USTrust

James K. Hunt              55        Executive Vice President, Chief Financial Officer and Treasurer of the
                                     Company; Executive Vice President and Chief Financial Officer of USTrust

Katharine C. Armstrong     54        Executive Vice President/Credit Administration of the Company and
                                     USTrust

John G. Fallon             52        Executive Vice President/Bank Operations and Information Technology
                                     of the Company and USTrust

Robert T. McAlear          56        Executive Vice President/Consumer Banking and Acquisition Integration
                                     of the Company; Vice Chairman and Director of USTrust

Kathie S. Stevens          48        Executive Vice President/Commercial Lending and Controlled Loans of
                                     the Company; Vice Chairman and Director of USTrust and President and
                                     a Director of UST Capital Corp.

The following sets forth the principal occupation during the past five years of each of the executive officers of the Company.

      Mr. Finnegan has served as President, Chief Executive Officer and Director of the Company since 1993. During the prior five years, Mr. Finnegan was Executive Vice President in charge of Private Banking at Bankers Trust Company, New York, New York. From 1986 to 1988, Mr. Finnegan was President and Chief Operating Officer of Bowery Savings Bank in New York City. From 1982 to 1986 he was Vice Chairman of Shawmut Corporation in Boston. Mr. Finnegan also serves as Chairman of the Board of Trustees of Northeastern University. Mr. Finnegan is also Chairman, Chief Executive Officer and a Director of USTrust and Chairman of the Executive Committee and a Director of USTC.

      Mr. Hansberry has served as Vice Chairman and Chief Operating Officer and a Director of the Company and as President and Chief Operating Officer and a Director of USTrust since August, 1998. From April, 1995 to August, 1998 he was President, Chief Executive Officer and a Director of Affiliated Community Bancorp, Inc. ("Affiliated") which was acquired by the Company in 1998. From 1992 to 1995, Mr. Hansberry served as President and Chief Executive Officer of Lexington Savings Bank.

      Mr. Hunt was elected Executive Vice President, Treasurer and Chief Financial Officer of the Company in 1994. Prior to joining the Company, Mr. Hunt served as Executive Vice President at Peoples Bancorp of Worcester, Inc., Worcester, Massachusetts, from 1987 through mid-1994. He also serves as Executive Vice President and Chief Financial Officer of USTrust.

      Ms. Armstrong has served as Executive Vice President/Credit Administration of the Company and USTrust since 1998. From 1995 to 1998 Ms. Armstrong served as Executive Vice President/Commercial Lending of the Company and USTrust. Ms. Armstrong joined the Company in 1985 and has served in various credit administration and commercial lending functions since that time.

      Mr. Fallon has served as Executive Vice President/Bank Operations and Information Technology of the Company and USTrust since August, 1998. He served as Executive Vice President and Chief Financial Officer of AFCB from April, 1995 to the date of Affiliated's acquisition by the Company in August, 1998. From 1993 until April, 1995 Mr. Fallon served as Executive Vice President of Lexington Savings Bank.

      Mr. McAlear was elected Executive Vice President/Consumer Banking and Acquisition Integration in 1998. From 1994 to 1998 Mr. McAlear served as Executive Vice President/Controlled Loans and Credit of the Company. He has served as Vice Chairman and a Director of USTrust since he joined the Company in 1990.

      Ms. Stevens has served as Executive Vice President/Commercial Lending and Controlled Loans of the Company since 1998. She was Executive Vice President and Senior Lending Officer of the Company from 1993 until 1998, and was also elected to the positions of Vice Chairman and Director of USTrust in 1992. Ms. Stevens has been a senior officer in the Commercial Lending function since she joined the Company in 1985. Ms. Stevens is also President and a Director of UST Capital Corp.

      There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an executive officer.

      Other than the information provided in the preceding paragraphs of this
Item 10, the remainder of this item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1998, the close of its fiscal year. The additional information required by this item is incorporated by reference to such proxy statement.

item 11. executive compensation

This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1998, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

item 12. security ownership of certain beneficial owners and management

This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1998, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive Officers and Directors are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, the Company believes that, during 1998, all such filing requirements applicable to its executive officers and directors were complied with by such individuals.

item 13. certain relationships and related transactions

This item has been omitted since the Company will have filed a definitive proxy statement within 120 days after December 31, 1998, the close of its fiscal year. The information required by this item is incorporated by reference to such proxy statement.

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

            See Index to Financial Statements.

      2. Financial statement schedules required to be filed by Item 8 of Form 10-K and by Item 14(d)

            None (Information included in Financial Statements).

      3.    Exhibits required to be filed by Item 501 of Regulation S-K and by
            Item 13(c)

            (3)   Articles: By-Laws

                  3(a) Articles of Organization of the Company as amended to date. (Exhibit to Form 10-K for year ended December 31, 1996.)**

                  3(b)  Articles of Amendment of the Company dated June 18,
                        1998.*

                  3(c) By-laws of the Company as amended to date. (Exhibit to Form 10-K for year ended December 31, 1994.)**

            (4) Instruments defining the rights of security holders, including indentures:

                  4(a) Specimen of the Company's Common Stock Certificate. (Exhibit 4.1 to Registrant's Registration Statement No. 2-67787 on Form S-1.)**

                  4(b) Description of rights of the holders of the Company's Common Stock (Appearing on Page 64 of Registrant's Registration Statement No. 333-45809 on Form S-4.)**

                  4(c) Rights Agreement, dated September 19, 1995, between UST Corp. and United States Trust Company, as Rights Agent and exhibits attached thereto. (Exhibit to Registrant's Form 8-A filed September 26, 1995.)**

            (10)  Material Contracts

                  10(a) Acquisition Agreement, dated as of December 17, 1998, by and among USTrust, Brewer & Lord LLP and each of its current and former partners. (Confidential treatment to be requested for certain portions of this Exhibit.)*

                  10(b) Deferred Compensation Program, as amended to June 16,
                        1992. (Exhibit to Form 10-K for year ended December 31, 1992.)**

                  10(c) Pension Plan, as amended to January 1, 1990. (Exhibit to
                        Form 10-K for year ended December 31, 1991.)**

                        10(c)(i) Amendment dated December 20, 1994 to the Pension Plan as previously amended on January 1, 1990. (Exhibit to Form 10-K for year ended December 31, 1994.)**

                        10(c)(ii)  Amendment dated February 18, 1997 to the
                                   Pension Plan. (Exhibit to Form 10-K for year ended December 31, 1996.)**

                        10(c)(iii) Amendment dated December 31, 1997 to the
                                   Pension Plan. (Exhibit to Form 10-K for year ended December 31, 1997.)**

                        10(c)(iv)  Amendment dated as of January 1, 1999 to the
                                   Pension Plan.*

                  10(d) Employee Savings Plan as amended to January 1, 1999.*

                  10(e) 1992 Stock Compensation Plan. (Registration Statement
                        Nos. 33-54390 and 2-77803.)**

                        10(e)(i) 1992 Stock Compensation Plan as amended and restated on November 15, 1994. (Exhibit to Form 10-K for year ended December 31, 1994.)**

                  10(f) Dividend Reinvestment Plan, as amended. (Exhibit to
                        Registration Statement No. 3-38836 on Form S-3.)**

                  10(g) 1995 Stock Option Plan for Non-Employee Directors.
                        (Exhibit to Proxy Statement for Annual Meeting of Stockholders dated April 20, 1995.)**

                  10(h) 1996 Stock Option Plan for Non-Employee Directors.
                        (Exhibit to Proxy Statement for Annual Meeting of Stockholders dated April 19, 1996.)**

                  10(i) Executive Employment Agreements with members of the
                        Company's Office of the Chief Executive Officer.**

                        10(i)(i) Second Amended and Restated Executive Employment Agreement, dated as of January 1, 1999, between the Company and Neal F. Finnegan, President and Chief Executive Officer of the Company.*

                        10(i)(ii)  Executive Employment Agreement, dated as of
                                   August 10,1998, between USTrust and Timothy
                                   J. Hansberry, Vice Chairman and Chief
                                   Operating Officer of the Company.*

                        10(i)(iii) Restated Employment Agreement dated
                                   as of February 1, 1996 and amended as of December 17, 1996 between UST Corp. and James
                                   K. Hunt, Executive Vice President, Chief
                                   Financial Officer and Treasurer of the
                                   Company (Exhibits to Forms 10-K for years ended December 31, 1995 and December 31, 1996.)**


                        10(i)(iv)  Restated Employment Agreement dated as of
                                   February 1, 1996 and amended as of December
                                   17, 1996 between UST Corp. and Robert T.
                                   McAlear, Executive Vice President of the
                                   Company. (Exhibits to Forms 10-K for years ended December 31, 1995 and December 31, 1996.)**

                        10(i)(v) Restated Employment Agreement dated as of February 1, 1996 and amended as of December 17, 1996 between UST Corp. and Katharine C. Armstrong, Executive Vice President of the Company. (Exhibits to Forms 10-K for years ended December 31, 1995 and December 31, 1996.)**

                        10(i)(vi)  Restated Employment Agreement dated as of
                                   February 1, 1996 and amended as of December
                                   17, 1996 between UST Corp. and Kathie S.
                                   Stevens, Executive Vice President, of the
                                   Company. (Exhibits to Forms 10-K for years ended December 31, 1995 and December 31, 1996.)**

                        10(i)(vii) Executive Employment Agreement, dated as of
                                   August 10, 1998, between UST Corp. and John
                                   G. Fallon, Executive Vice President of the
                                   Company.*

                  10(j) Severance Pay Plan, effective January 1, 1995 (Exhibit to Form 10-K for year ended December 31, 1995.)**

                  10(k) Senior Officer Severance Pay Plan, restated effective
                        December 8, 1998.*

                  10(l) Employment Agreement among UST Corp, USTC and Domenic
                        Colasacco, President of USTC, a wholly-owned subsidiary of the Company (Exhibit to Form 10-K for year ended December 31, 1995.)**

                        10(l)(i) Asset Management Unifying Agreement by and among Domenic Colasacco and other Employee/Principals of the Asset Management Division of the United States Trust Company and United States Trust Company and UST Corp., effective as of January 1, 1995 (Exhibit to Form 10-K for year ended December 31, 1995)**

                        10(l)(ii)  Amendment dated December 31, 1996 to the
                                   Asset Management Unifying Agreement by and among Domenic Colasacco and other Employee/Principals of the Asset Management Division of the United States Trust Company and United States Trust Company and UST Corp., effective as of January 1, 1995.(Exhibit to Form 10-K for year ended December 31, 1996)**

                        10(l)(iii) Amendment dated as of June 30, 1998 to
                                   Employment Agreement, entered into by USTC, UST and Domenic Colasacco.*

                  10(m) Agreement, dated November 18, 1998 between Middlesex
                        Realty Holdings Corp., an indirect wholly-owned subsidiary of UST Corp. and PL 20 Cabot Properties Limited Partnership, pursuant to which UST Corp. has agreed to purchase property at 20 Cabot Road, Medford, MA.*

            (11) Statement re: computation of per share earnings (See Note 16 to the Notes to Consolidated Financial Statements.)*

            (21)  Subsidiaries of the Registrant*

            (23.1) Consent of Arthur Andersen LLP*

            (23.2) Consent of Wolf & Company, P.C.*

            (27.1) Article 9 Summary Financial Information for 12 months ended
                   December 31, 1998.*

            (27.2) Article 9 Restated Summary Financial Information for 12
                   months ended December 31, 1997.*

            (27.3) Article 9 Restated Summary Financial Information for 12
                   months ended December 31, 1996.*

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

UST Corp.

By s/  NEAL F. FINNEGAN
   --------------------------------
   Neal F. Finnegan
   President and Chief Executive Officer
   (Principal Executive Officer)
   Date: 3/29/99

By s/ JAMES K. HUNT
   --------------------------------
   James K. Hunt
   Executive Vice President, Treasurer and
   Chief Financial Officer
   Principal Financial Officer and Principal
   Accounting Officer)
   Date: 3/29/99

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By s/  CHESTER G. ATKINS
   --------------------------------
   Chester G. Atkins, Director
   Date: 3/29/99

By s/  DAVID E. BRADBURY
   --------------------------------
   David E. Bradbury, Director
   Date: 3/29/99

By s/  KENDRICK G. BUSHNELL
   --------------------------------
   Kendrick G. Bushnell, Director
   Date: 3/29/99

By s/  JACK E. CHAPPELL
   --------------------------------
   Jack E. Chappell, Director
   Date: 3/29/99

By s/  ROBERT M. COARD
   --------------------------------
   Robert M. Coard, Director
   Date: 3/29/99

By s/  ROBERT L. CULVER
   --------------------------------
   Robert L. Culver, Director
   Date: 3/29/99

By s/  ALAN K. DERKAZARIAN
   --------------------------------
   Alan K. Derkazarian, Director
   Date: 3/29/99

By s/  DONALD C. DOLBEN
   --------------------------------
   Donald C. Dolben, Director
   Date: 3/29/99

By s/  JAMES F. DREW
   --------------------------------
   James F. Drew, Director
   Date: 3/29/99

By s/  NEAL F. FINNEGAN
   --------------------------------
   Neal F. Finnegan, Director,
   President and
   Chief Executive Officer
   Date: 3/29/99

By s/  TIMOTHY J. HANSBERRY
   --------------------------------
   Timothy J. Hansberry, Director,
   Vice Chairman and
   Chief Operating Officer
   Date: 3/29/99

By s/  EDWARD S. HEALD
   --------------------------------
   Edward S. Heald, Director
   Date: 3/29/99

By s/  BRIAN W. HOTAREK
   --------------------------------
   Brian W. Hotarek, Director
   Date: 3/29/99

By s/  JAMES E. McCOBB, JR.
   --------------------------------
   James E. McCobb, Jr. Director
   Date: 3/29/99

By s/  FRANCIS X. MESSINA
   --------------------------------
   Francis X. Messina, Director
   Date: 3/29/99

By s/  SYDNEY L. MILLER
   --------------------------------
   Sydney L. Miller, Director
   Date: 3/29/99

By s/  VIKKI L. PRYOR
   --------------------------------
   Vikki L. Pryor, Director
   Date: 3/29/99

By s/  GERALD M. RIDGE
   --------------------------------
   Gerald M. Ridge, Director
   Date: 3/29/99

By s/  WILLIAM SCHWARTZ
   --------------------------------
   William Schwartz, Director
   and Chairman of the Board
   Date: 3/29/99

By s/  BARBARA C. SIDELL
   --------------------------------
   Barbara C. Sidell, Director
   Date: 3/29/99

By s/  JAMES V. SIDELL
   --------------------------------
   James V. Sidell, Director
   Date: 3/29/99

By s/  PAUL D. SLATER
   --------------------------------
   Paul D. Slater, Director
   Date: 3/29/99

By s/  EDWARD J. SULLIVAN
   --------------------------------
   Edward J. Sullivan, Director
   Date: 3/29/99

By s/  G. ROBERT TOD
   --------------------------------
   G. Robert Tod, Director
   Date: 3/29/99

By s/  MICHAEL J. VERROCHI
   --------------------------------
   Michael J. Verrochi, Director
   Date: 3/29/99

By s/  GORDON M. WEINER
   --------------------------------
   Gordon M. Weiner, Director
   Date: 3/29/99