Form 10-Q
period 1999-03-31
UST CORP /MA/
filed 1999-05-17
CIK 316901

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At April 30, 1999, there were 42,675,847 shares of common stock outstanding, par value $.625 per share.


================================================================================

                                    UST CORP.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                               PAGE
                                                                                                                             ----
           ITEM 1.  Financial Statements

             Consolidated Balance Sheets - March 31, 1999 and December 31, 1998........................................       3

             Consolidated Statements of Income -- Three Months Ended March 31, 1999 and 1998...........................       4

             Consolidated Statements of Changes in Stockholders' Investment -- Three Months Ended
               March 31, 1999 and 1998.................................................................................       5

             Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1999 and 1998.......................       6

             Notes to Consolidated Financial Statements................................................................       7


           ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............      13

           ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................      25


PART II. OTHER INFORMATION

           ITEM 1.  Legal Proceedings..................................................................................      26

           ITEM 6.  Exhibits and Reports on Form 8-K...................................................................      26

           SIGNATURES .................................................................................................      26



                          PART I. FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS
                                                          UST CORP.
                                                 CONSOLIDATED BALANCE SHEETS
                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                             MARCH 31,        DECEMBER 31,
                                                                                               1999              1998
                                                                                            ----------        -----------
                                                                                           (UNAUDITED)
                                                            ASSETS

     Cash, due from banks and interest-bearing deposits.............................       $  112,603        $  126,861
     Federal funds sold.............................................................           58,274             7,969
     Securities:
        Securities available-for-sale:
           Mortgage-backed securities ..............................................        1,018,225         1,077,543
           U.S. Treasury and federal agencies, and other securities.................          138,255           136,772
                                                                                           ----------        ----------
                Total securities available-for-sale.................................        1,156,480         1,214,315
        All other investments, at cost..............................................           97,597            97,838
                                                                                           ----------      ------------
                Total...............................................................        1,254,077         1,312,153
     Loans held-for-sale............................................................            1,477
     Loans:
        Loans - net of unearned discount of $44,165 in 1999 and
          $42,779 in 1998 (Note 2)..................................................        4,345,445         4,296,103
        Reserve for possible loan losses (Note 2) ..................................          (63,840)          (65,274)
                                                                                           ----------        ----------
                Total loans, net                                                            4,281,605         4,230,829

     Premises, furniture and equipment, net.........................................           90,895            90,424
     Intangible assets, net.........................................................           50,581            51,959
     Other property owned, net .....................................................            4,542             4,660
     Other assets...................................................................           75,773            76,022
                                                                                           ----------        ----------
                Total assets........................................................       $5,929,827        $5,900,877
                                                                                           ==========        ==========

                                        LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Deposits:
        Noninterest-bearing.........................................................       $  830,488        $  847,341
        Interest-bearing:
           NOW......................................................................           59,004            69,739
           Money market.............................................................          979,665           964,705
           Regular savings..........................................................        1,008,158           962,852
           Time:
             Certificates of deposit over $100 thousand.............................          291,804           300,543
             Other..................................................................        1,038,039         1,088,491
                                                                                           ----------        ----------
                Total deposits......................................................        4,207,158         4,233,671
     Short-term borrowings..........................................................        1,071,881           986,082
     Other borrowings...............................................................           54,500            76,043
     Other liabilities..............................................................           61,136            71,536
                                                                                           ----------        ----------
                Total liabilities...................................................        5,394,675         5,367,332
     Commitments and contingencies (Note 3)
     Stockholders' investment (Note 4):
       Preferred stock $1 par value; Authorized - 4,000,000 shares; Outstanding --
     none
       Common stock $.625 par value; Authorized - 75,000,000 shares in 1999 and 1998
         Issued - 42,728,031 and 42,824,177 shares in 1999 and 1998, respectively...           26,705            26,765
       Additional paid-in capital...................................................          200,102           201,936
       Retained earnings............................................................          307,754           300,003
       Accumulated other comprehensive income.......................................            2,484             7,563
       Treasury stock, at cost:  52,184 shares and 80,451 shares in 1999 and 1998,             (1,202)           (1,866)
     respectively...................................................................
       Other........................................................................             (691)             (856)
                                                                                           ----------        ----------
                Total stockholders' investment......................................          535,152           533,545
                                                                                           ----------        ----------
                Total liabilities and stockholders' investment......................       $5,929,827        $5,900,877
                                                                                           ==========        ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    UST CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED MARCH 31,

                                                                        1999               1998
                                                                        ----               ----

Interest income:
                                                                     $  87,423          $  87,127
  Interest and fees on loans.................................
  Interest and dividends on securities:
     Taxable.................................................           19,183             17,915
     Nontaxable and preferential rate income.................              423                715
  Interest on federal funds sold and other short-term
     investments.............................................              779              1,151
                                                                     ---------          ---------
                Total interest income........................          107,808            106,908

Interest expense:
  Interest on deposits.......................................           28,102             33,161
  Interest on borrowings.....................................           13,154             10,853
                                                                     ---------          ---------
                Total interest expense.......................           41,256             44,014
                                                                     ---------          ---------
  Net interest income........................................           66,552             62,894
Provision for possible loan losses (Note 2)..................            1,200              1,101
                                                                     ---------          ---------
  Net interest income after provision for possible loan losses          65,352             61,793
                                                                     ---------          ---------


Noninterest income:
  Asset management fees......................................            4,106              3,728
  Deposit account service charges............................            3,189              2,818
  Corporate services income, net.............................            1,784              1,478
  Gain on sale of loans......................................              203                151
  Securities gains, net......................................              154              1,559
  Other......................................................            3,971              2,631
                                                                     ---------          ---------
                 Total noninterest income....................           13,407             12,365
                                                                     ---------          ---------

Noninterest expense:

  Salary and employee benefits...............................           27,147             24,049
  Occupancy, net.............................................            4,732              4,073
  Equipment depreciation and maintenance.....................            3,932              2,631
  Year 2000 readiness expense................................            1,765                494
  Professional and consulting fees...........................            1,556              1,217
  Intangible asset amortization..............................            1,476              1,827
  Advertising and promotion..................................            1,452              1,481
  Data processing services...................................            1,436              1,903
  Foreclosed asset and workout expense.......................              205                491
  Other......................................................            8,569              7,474
                                                                     ---------          ---------
                Total noninterest expense....................           52,270             45,640
                                                                     ---------          ---------
Income before income taxes...................................           26,489             28,518
  Income tax provision.......................................            9,224              9,785
                                                                     ---------          ---------
                 Net income..................................        $  17,265          $  18,733
                                                                     =========          =========
Per share data (Note 4):
  Basic earnings per share...................................        $    0.40          $    0.45
  Diluted earnings per share.................................        $    0.40          $    0.43
  Cash dividends declared per share..........................        $    0.15          $    0.11



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    UST CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            ACCUMULATED
                                                                  ADDITIONAL                   OTHER
                                        COMPREHENSIVE   COMMON    PAID-IN   RETAINED   COMPREHENSIVE    TREASURY
                                        INCOME (loss)   STOCK     CAPITAL   EARNINGS   INCOME (LOSS)      STOCK     OTHER    TOTAL
                                        -------------   ------    --------  --------   --------------   --------    -----    -----

Balance December 31, 1997, as previously
stated in the 1998 Form 10-K............               $26,528    $195,047  $268,049      $3,164        $(3,402)   $ (330)  $489,056

Comprehensive income (Note 6):
  Net income............................    $18,733                           18,733                                          18,733
  Other:
     Unrealized securities gains, net
of $436 tax expense.....................        905
     Less: Reclassification adjustment
for securities gains included in net
income, net of $647 tax expense.........        912
                                             ------
         Total other comprehensive loss.        (7)                                           (7)                                (7)
                                             ------
         Total comprehensive income.....    $18,726
                                            =======
Cash dividends declared.................                                      (4,554)                                        (4,554)

Activity related to stock option,
restricted stock and stock purchase
plans...................................                    44       2,136                                                     2,180

Other stockholders' investment activity.                               167        11                                 (360)     (182)
                                                        -------   --------  --------      ------        --------   -------  --------
Balance March 31, 1998..................                $26,572   $197,350  $282,239      $3,157        $(3,402)   $ (690)  $505,226
                                                        =======   ========  ========      ======        ========   =======  ========


Balance December 31, 1998..............                 $26,765   $201,936  $300,003      $7,563        $(1,866)   $ (856)  $533,545

Comprehensive income (Note 6):
  Net income...........................     $17,265                           17,265                                          17,265
  Other:
     Unrealized securities losses, net
      of $3,529 tax benefit............      (4,989)
     Less: Reclassification adjustment
       for securities gains included
       in net income, net of $64 tax
       expense.........................          90
                                            -------
        Total other comprehensive loss.      (5,079)                                      (5,079)                            (5,079)
                                            -------
         Total comprehensive income....     $12,186
                                            =======
Cash dividends declared................                                       (6,401)                                        (6,401)

Activity related to stock option,
restricted stock and stock
purchase plans.........................                     (60)    (1,834)   (3,113)                     5,354                  347

Treasury stock acquired................                                                                  (4,690)             (4,690)

Other stockholders' investment activity                                                                               165        165
                                                        -------  ---------  ----------      ------     ---------   -------  --------
Balance March 31, 1999...........                       $26,705   $200,102    $307,754      $2,484      $(1,202)   $ (691)  $535,152
                                                        =======  =========  ==========      ======     =========   =======  ========



        The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                        1999          1998
                                                                                       ------        ------
Cash flows from operating activities:
  Net income................................................................         $ 17,265      $ 18,733

  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses......................................            1,200         1,101
    Depreciation and amortization...........................................            5,183         4,233
    Accretion of securities discount, net...................................             (528)         (204)
    Securities gains, net...................................................             (154)       (1,559)
    Gain on sale of loans held-for-sale.....................................             (203)         (151)
    Increase in loans held-for-sale.........................................           (1,477)       (5,594)
    Loss on sale of other property owned....................................                             34
    Write-downs of other property owned, net................................               25
    Write-downs of fixed assets.............................................            1,165           658
    Deferred income tax benefit.............................................             (809)       (1,294)
    Net change in other assets and other liabilities........................           (7,120)       (4,042)
                                                                                      --------      --------
          Net cash provided by operating activities.........................           14,547        11,915

Cash flows from investing activities:

  Proceeds from sales of securities available-for-sale......................               25       104,020
  Proceeds from maturities of securities available-for-sale.................           60,466        84,006
  Proceeds from maturities of securities held-to-maturity...................                         37,538
  Purchases of securities available-for-sale................................          (10,647)     (163,505)
  Purchases of securities held-to-maturity..................................                        (17,869)
  Net (increase) decrease in federal funds sold.............................          (50,305)       36,821
  Net increase in loans.....................................................          (54,669)      (41,479)
  Proceeds from other property owned........................................            2,792         1,419
  Purchases of premises and equipment, net..................................           (5,343)       (2,406)
                                                                                     ---------      --------
          Net cash (used) provided by investing activities..................          (57,681)       38,545

Cash flows from financing activities:

  Net increase in nontime deposits..........................................           32,678        15,829
  Net decrease in certificates of deposit...................................          (59,191)      (40,573)
  Net increase (decrease) in short-term and other borrowings................           64,256       (16,083)
  Cash dividends paid.......................................................           (6,419)       (4,546)
  Treasury stock acquired...................................................           (4,690)
  Issuance of common stock for cash, net....................................            2,242           746
                                                                                     --------       --------
          Net cash provided by financing activities.........................           28,876       (44,627)
                                                                                     --------       --------
  (Decrease) increase in cash and cash equivalents..........................          (14,258)        5,833
  Cash and cash equivalents at beginning of period..........................          126,861       120,521
                                                                                     --------      --------
  Cash and cash equivalents at end of period................................         $112,603      $126,354
                                                                                     ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................................         $ 40,482      $ 43,307
                                                                                     ========      ========
    Income taxes............................................................         $ 11,622      $ 11,749
                                                                                     ========      ========
Noncash transactions:
  Transfers from loans to other property owned..............................         $  3,418      $  3,002
                                                                                     ========      ========
  Common stock issuance.....................................................         $  1,218      $  1,242
                                                                                     ========      ========


        The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The consolidated financial statements of UST Corp. and its subsidiaries (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company, however, believes that the disclosures are adequate to make the information presented not misleading. All applicable prior period amounts included in this Form 10-Q have been restated to reflect the July 1998 acquisition of Somerset Savings Bank, and the August 1998 acquisition of Affiliated Community Bancorp, Inc., as poolings of interests. Refer to Note 5 for a further discussion of acquisitions. The amounts shown reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the periods reported. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Certain prior period amounts have been reclassified to reflect current reporting classifications.

          The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results of operations for the full year or any other interim period.

(2)      RESERVE FOR POSSIBLE LOAN LOSSES

         Analysis of the reserve for possible loan losses for the three months ended March 31, 1999 and 1998 is as follows:


                                                     1999                 1998
                                                     ----                 ----
                                                      (DOLLARS IN THOUSANDS)

Balance at beginning of period...............      $65,274              $68,539
Charge-offs..................................        3,662                2,427
Recoveries on loans previously charged-off...        1,028                3,525
                                                   -------              -------
Net charge-offs (recoveries).................        2,634               (1,098)
Provision for possible loan losses...........        1,200                1,101
                                                   -------              -------
Balance at end of period.....................      $63,840              $70,738
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

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      COMMITMENTS AND CONTINGENCIES

          At March 31, 1999, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                    CONTRACT OR NOTIONAL AMOUNT
                                                      (DOLLARS IN THOUSANDS)

 Commitments to extend credit..................              $1,246,000
 Standby letters of credit and financial
    guarantees written.........................                  71,000
 Loans sold with recourse......................                   8,468
 Commercial letters of credit..................                   7,000
 Foreign exchange contracts....................                  11,000

         The Company enters into contractual commitments to sell mortgage loans for the purpose of reducing the market risk associated with originating loans for sale. In order to fulfill a commitment, the Company typically first exchanges current production of loans for cash through the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, which loans are then delivered to national securities firms at a future date at prices or yields specified by the contracts. Risks may arise from the inability of the Company to originate loans to fulfill the contracts. In this case, the Company has the option to purchase securities in the open market to deliver against the contract or settle the contract for cash. At March 31, 1999, the remaining commitments to deliver loans pursuant to master commitments with secondary mortgage market investors amounted to approximately $23 million. Failure to fulfill delivery requirements of commitments may result in payment of certain fees to investors. Individual commitments to sell loans require the Company to make delivery at a specific future date of a specified amount, at a specified price or yield. Loans are generally sold without recourse and, accordingly, risks arise principally from movements in interest rates.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)      EARNINGS PER SHARE CALCULATION

          The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." The Company's common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Basic and Diluted EPS computations for the three months ended March 31, 1999 and 1998 are as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                       1999             1998
                                                       ----             ----
                                                     (IN THOUSANDS, EXCEPT PER
                                                          SHARE AMOUNTS)
Basic earnings per share computation:
  Numerator:
    Net income....................................  $ 17,265          $18,733
  Denominator:
    Weighted average shares outstanding...........    42,662           42,044
Basic earnings per share..........................  $   0.40         $   0.45

Diluted earnings per share computation:
  Numerator:
    Net income....................................  $ 17,265          $18,733
  Denominator:
    Weighted average shares outstanding...........    42,662           42,044
    Dilutive stock options........................       582            1,126
                                                     -------          -------
     Weighted average diluted shares
      outstanding..................................   43,244           43,170
                                                     =======          =======

Diluted earnings per share........................  $   0.40         $   0.43


(5)      ACQUISITIONS

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

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Affiliated Community Bancorp, Inc.

          On August 7, 1998, the Company completed its acquisition of Affiliated Community Bancorp, Inc. ("Affiliated"), a $1.1 billion multi-bank holding company headquartered in Waltham, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1.41 shares of the Company's common stock for each share of Affiliated common stock. The Company's outstanding stock increased by 9,439,735 shares to a total of 42,542,386 shares on the date of acquisition. Based on the closing price of the Company's stock as of August 7, 1998, the market value of the shares exchanged was $225 million. Affililated's three subsidiary banks, The Federal Savings Bank ("Federal"), Lexington Savings Bank ("Lexington") and Middlesex Bank & Trust Company ("Middlesex"), operated a total of thirteen branch offices in Middlesex County. In the fourth quarter of 1998, Federal and Lexington were merged with and into USTrust. As contemplated by the terms of the agreement under which the Affiliated acquisition was consummated in August 1998, Middlesex Bank & Trust Company, a $28 million bank, was sold for $8.24 million to a private investor unaffiliated with the Company. Upon the completion of the Affiliated acquisition, the Company redesignated approximately $86 million of former Affiliated securities from the held-to-maturity classification to securities available-for-sale.

          The following presentation reflects key line items on a historical basis for Somerset, Affiliated and UST Corp. and on a pro forma combined basis assuming the mergers were in effect for the period presented:

                                              UST CORP., AS         SOMERSET, AS        AFFILIATED, AS         UST CORP.,
                                           ORIGINALLY REPORTED  ORIGINALLY REPORTED   ORIGINALLY REPORTED       RESTATED
                                           -------------------  -------------------   -------------------      ----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

THREE MONTHS ENDED MARCH 31, 1998
   Net interest income................         $     47,628         $      5,775          $      9,491         $     62,894
   Net income.........................               12,856                2,665                 3,212               18,733
   Net income per diluted share.......                 0.42                 0.16                  0.47                 0.43
   Total assets.......................            3,834,855              533,020             1,140,762            5,508,637
   Total deposits.....................            2,958,078              452,477               730,241            4,140,796
   Total shareholders' investment.....              350,601               38,650               115,975              505,226


         Brewer & Lord LLP - Pending

          On December 17, 1998, the Company announced the execution of a definitive agreement under which USTrust will acquire Brewer & Lord LLP, an independent insurance agency headquartered in Norwell, Massachusetts. The purchase of Brewer & Lord is structured as an all-cash transaction and is expected to close in the second quarter of 1999. Through its nine offices, Brewer & Lord specializes in providing personal, commercial and employee benefit-related insurance products to consumers and medium-size and large businesses located primarily in eastern Massachusetts. The acquisition has been approved by the Massachusetts Commissioner of Banks and the Massachusetts Commissioner of Insurance. Upon closing, Brewer & Lord LLC will operate as a subsidiary of USTrust.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Restructuring, Acquisition and Merger-related Reserves

          Reserves associated with restructuring and merger-related charges are included in other liabilities and totaled $1.7 million at December 31, 1998 and zero at March 31, 1999. During the current quarter merger-related cash expenditures and write-offs of $1.7 million were charged against the reserves, while there were no additions to the reserves. For a further discussion of restructuring charges, acquisition and merger-related expense, refer to Note 14 to the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6)      COMPREHENSIVE INCOME

          On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in stockholders' investment during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen, as allowed by SFAS No. 130, to disclose Comprehensive Income, which encompasses net income and unrealized gains or losses on securities available-for-sale, in the Consolidated Statements of Changes in Stockholders' Investment. The impact of this Statement for the three months ended March 31, 1998 was nominal with total comprehensive net income of $18.7 million. The impact for the three months ended March 31, 1999 was to decrease reported income of $17.3 million to a total comprehensive net income of $12.2 million.

(7)      BUSINESS SEGMENTS

          The Company provides a broad range of financial services to individuals and small- and medium-sized companies. It services a single geographic area, the New England region with its principal customer base in eastern Massachusetts. The Company's current operations include five reportable "operating segments," Regional Banking, Residential Mortgage, Consumer Lending, Nonregional Commercial Banking and Treasury. Regional Banking consists of sales and customer service groups providing the Company's complete line of retail and commercial loan, deposit and other services. Regional Banking, which includes the Company's 85 banking branches, is divided into six geographic sales and service regions in eastern Massachusetts. It is presented herein as a single operating segment since its products, services, processes and distribution channels are the same among the regions. The Residential Mortgage group provides residential mortgage loan origination and servicing. The Consumer Lending group provides direct and indirect consumer loan and lease products. Nonregional Commercial Banking provides specialized commercial services, including real estate financing, construction lending, cash management services, equipment financing, asset-based lending, merchant services, international trade services, and government banking. The Treasury group is charged with asset/liability risk management of the Company, including the securities portfolio and interest-bearing liabilities.

          The information presented herein includes allocations of income or expense on excess funds used/provided at a rate of interest reflecting the value of the net funds each segment provides from, or uses in, its operations. The rate is applied without regard to differences in the market risk profile of the operating segments. A provision for possible loan losses is assigned to units involved in credit extension based upon management's expectation of normalized losses. Operating expenses of the Company's support groups, including Data Processing, Finance, Legal, Human Resources, among others, are charged to business segments based on allocation criteria determined by the Company. Federal and state income taxes are applied using the Company's consolidated effective tax rate. Assets of business segments that are net fund providers reflect the excess funds sold in their respective asset balances while net funds users reflect excess funds purchased as a part of liability balances. Expenditures for additions to long-lived assets are not material. No one customer is responsible for more than 10 percent of

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


revenues. Operating segment interest income is reported net of interest expense consistent with Company methodology.

          Exhibited in the table below is selected financial information by operating segment and a reconciliation of the reportable segment data to the Company's consolidated total for the three months ended March 31, 1999 under its new regional organization structure effective January 1, 1999.


                                                                 NONREGIONAL
                           REGIONAL    RESIDENTIAL   CONSUMER    COMMERCIAL                          RECONCILIATION     UST CORP.
                            BANKING      MORTGAGE     LENDING      BANKING   TREASURY  ALL OTHER (1)    COLUMN(2)     CONSOLIDATED
                          ----------   -----------   --------  ------------- --------  -----------   --------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 1999

Net interest income-
    external sources.      $  (9,459)    $   19,644   $  10,888  $    32,138  $  11,065   $      531    $     1,745    $    66,552
Interest on funds
(used)/provided-
  internal transactions        40,295       (11,835)     (1,679)     (18,149)    (7,317)         898         (2,213)
                            ---------     ---------    --------   ----------   --------     --------      ---------     ----------
    Total net
      interest income          30,836         7,809       9,209       13,989      3,748        1,429           (468)        66,552

Noninterest income...           5,172           567          38        3,041        132        4,451              6         13,407
Net income...........           2,983         3,797       2,237        6,168      2,255        1,057         (1,232)        17,265
Total assets.........       4,150,439       988,127   1,196,829    1,188,899  1,274,005      139,066     (3,007,538)     5,929,827


              (1) Includes four segments, asset management, nonperforming asset workout group, private banking and mutual funds. None of these segments meet the quantitative thresholds for determining reportable segments or aggregation criteria under Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131").
              (2) Reflects the elimination of interdepartmental charges and credits as well as certain unallocated corporate expenses, Year 2000 readiness expense and certain other unallocated expenses and certain unallocated assets.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Exhibited in the table below is selected financial information by operating segment and a reconciliation of the reportable segment data to the Company's consolidated total for the three months ended March 31, 1999 and 1998. This table is presented for comparability purposes under the organizational structure which was in existence prior to January 1, 1999. The 1999 data presented below includes certain reclassifications and approximations. The historical financial results prior to merger and/or system conversions of acquired institutions accounted for as poolings of interest are not combined with the Company's operating segment results. Such segment information is not readily determinable. Therefore, the operating segment financial information presented is not indicative of segment results for a full year or any interim period.

                            RETAIL      COMMERCIAL                                 RECONCILIATION                    UST CORP.
                            BANKING      BANKING      TREASURY   ALL OTHER(1)         COLUMN(2)    ACQUISITIONS(3)  CONSOLIDATED
                            -------     ----------    --------   ------------     --------------   --------------   -----------
                                                           (DOLLARS IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 1999

Net interest income-
    external sources.      $  11,638     $ 39,414     $ 11,065    $    2,690       $      1,745                     $     66,552
Interest on funds
(used)/provided-
  internal transactions       24,140      (14,508)      (7,317)         (102)            (2,213)
                           ---------     --------     --------     ---------        -----------                        ---------
    Total net
      interest income         35,778       24,906        3,748         2,588               (468)                          66,552

Noninterest income...          5,415        3,640          132         4,214                  6                           13,407
Net income...........          6,113        8,579        2,255         1,550             (1,232)                          17,265
Total assets.........      3,954,488    2,111,567    1,274,005       126,139         (1,536,372)                       5,929,827

THREE MONTHS ENDED MARCH 31, 1998

Net interest income-
    external sources.      $ 10,629      $  23,558    $ 10,405     $ 2,387         $   649          $    15,266      $   62,894
Interest on funds
(used)/provided-
  internal transactions      15,295         (3,807)     (9,103)       (255)         (2,130)
                           --------      ---------     --------     -------       ---------         -----------      -----------
    Total net
      interest income        25,924         19,751       1,302       2,132          (1,481)              15,266          62,894

Noninterest income...         3,765          2,094         (57)      5,406             113                1,044          12,365
Net income...........         5,614          6,227         669       2,029          (1,683)               5,877          18,733
Total assets.........     2,607,433      1,356,210     737,359     113,515        (979,662)           1,673,782       5,508,637
----------


         (1) Includes three operating segments, equipment financing, asset management and the nonperforming asset workout group. None of these segments meet the quantitative thresholds for determining reportable segments or aggregation criteria under SFAS No. 131.
         (2) Reflects the elimination of interdepartmental charges and credits as well as certain unallocated corporate expenses, Year 2000 readiness expense and certain other unallocated expenses and certain unallocated assets.
         (3) The Acquisitions column includes historical financial results of acquired institutions accounted for as poolings of interests. The three months ended March 31, 1998, represent the historical results of Somerset and Affiliated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements, notes, and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information. Please refer to "Cautionary Statement Regarding Forward-looking Information" of this Form 10-Q for a further discussion. All applicable prior period financial data included in this discussion has been restated to reflect the 1998 acquisitions of Somerset Savings Bank ("Somerset") and Affiliated Community Bancorp, Inc. ("Affiliated") as poolings of interests.

HIGHLIGHTS

         Net income for the quarter ended March 31, 1999 was $17.3 million, or $0.40 per diluted share, compared with $18.7 million, or $0.43 per diluted share, for the same period last year. This quarter's earnings reflect a $3.7 million increase in net interest income due to earning asset growth and lower deposit and borrowing costs. Improvement in fee-based services income, including asset management fees, deposit account service charges and corporate services fees, contributed to a $1.0 million increase in noninterest income while both periods included gains on loan and securities sales and equipment lease terminations totaling approximately $1.5 million. These revenue improvements were more than offset by a $6.6 million increase in noninterest expense, which included a $1.2 million increase in Year 2000 readiness expense, a $1.2 million write-down of impaired leasehold improvements and higher expenses in support of the operational growth of the Company as well as the continuation from the fourth quarter of 1998 of transitional costs associated with the newly consolidated banks. Returns on average equity and average assets were 13.05 percent and 1.19 percent, respectively, this year compared with 15.21 percent and 1.39 percent, respectively, for the same quarter last year.

NET INTEREST INCOME ANALYSIS

         Net interest income on a fully taxable equivalent basis was $66.8 million for the quarter ended March 31, 1999, compared with $63.3 million for the same period a year ago. The increase of $3.5 million was the result of growth in earning assets, favorable changes in deposit mix and lower deposit and borrowing costs. The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1999 when compared with the three months ended March 31, 1998. Changes attributable to both rate and volume are allocated on a weighted basis.

                                                THREE MONTHS ENDED MARCH 31,
                                                  1999 COMPARED WITH 1998

                                           INCREASE (DECREASE) DUE TO CHANGE IN:
                                           -------------------------------------
                                             AVERAGE        AVERAGE
                                              VOLUME          RATE        TOTAL
                                             -------       --------      -------
                                                     (DOLLARS IN THOUSANDS)
Interest income:
  Interest and fees on loans*.........       $ 7,939       $(7,673)      $  266
  Interest and dividends on securities:
      Taxable.........................         2,016         (748)        1,268
      Nontaxable and preferential rate
        income*.......................          (207)        (207)         (414)
  Interest on federal funds sold and
    other.............................        (1,584)       1,212          (372)
                                             -------       ------        ------
        Total interest income*........         8,164       (7,416)          748
                                             -------       ------        ------
Interest expense:
  Interest on regular savings, NOW and
    money market deposits.............         1,200       (1,201)           (1)
  Interest on time deposits...........        (3,094)      (1,964)       (5,058)
  Interest on borrowings..............         3,997       (1,696)        2,301
                                             -------       ------        ------
        Total interest expense........         2,103       (4,861)       (2,758)
                                             -------       ------        ------

Net interest income...................       $ 6,061       $(2,555)      $3,506
                                             =======       =======       ======
-------------

* Fully taxable equivalent at the federal income tax rate of 35 percent, and includes applicable state taxes, net of federal benefit.
   The tax equivalent adjustments were $39 thousand on loans and $180 thousand on nontaxable and preferential rate taxable securities for the three months ended March 31, 1999.

         Average loans increased 10 percent, or $376 million to $4.320 billion while average securities increased $118 million to $1.281 billion. These volume increases in earning assets were the largest contributors to the net interest margin improvement. The deposit mix change was favorable as average noninterest-bearing deposits and lower cost savings, including regular savings, NOW and money market increased $114 million and $200 million, respectively, while higher cost certificates of deposit decreased $238 million. The deposit mix reflects the Company's continued emphasis and promotion of the low cost deposit products while being less competitive in the certificates of deposit market. The effect on net interest income from these favorable changes in volume of interest-earning assets and interest-bearing liabilities was an increase of approximately $6.1 million for the three months ended March 31, 1999 compared with the same period a year ago.

         Yields on earning assets and cost of interest-bearing liabilities reflect a decline in interest rates that occurred in the second half of 1998 and the resulting lower interest rate environment this year. Interest rates were relatively stable during the current quarter. Yield on earning assets was 7.80 percent, a 59 basis point decrease from a year ago. Average yield on the loan portfolio decreased 76 basis points to 8.21 percent. Average yield on securities decreased 33 basis points to 6.18 percent. The cost of interest-bearing liabilities was also down 53 basis points from a year ago to 3.74 percent. In response to lower market rates, the Company lowered rates on new or rolled over certificates of deposit and certain savings products. Average cost of interest-bearing deposits decreased 57 basis points to 3.42 percent. The Company was also able to reduce short-term borrowing costs by 77 basis points to 4.67 percent. The net effect of rate changes on net interest income for the three months ended March 31, 1999, compared with the same period last year, was a decrease of approximately $2.6 million.

         As a result of the aforementioned yield and volume changes, the interest rate margin and spread decreased from 4.95 percent and 4.12 percent, respectively, for the quarter ended March 31, 1998, to 4.82 percent and 4.06 percent, respectively, for the current quarter.

NONINTEREST INCOME

         Total noninterest income increased 8 percent, or $1.0 million to $13.4 million. The Company's three key fee-based businesses continued to improve as growth in assets under management drove fee income higher, savings and demand deposit growth led to higher deposit account service charges, and corporate services also improved over 1998. This year's noninterest income included $1.2 million in residual income on terminated equipment leases, while 1998 included $1.6 million in realized securities gains on mostly venture capital investments compared with $.2 million in realized gains this year.

NONINTEREST EXPENSE

         Total noninterest expense was $52.3 million, $6.6 million higher than the same quarter a year ago as many of the transitional costs associated with the newly consolidated banks continued into this year from the fourth quarter of 1998. Salary and employee benefits increased $3.1 million over a year ago to $27.1 million. The personnel cost increase was consistent with the expanding operations of the Company, additional staffing related to the transfer of outsourced data processing of the acquired banks to the Company's in-house operating systems, and the effect of wage inflation in a tight metropolitan Boston labor market. Occupancy expense increased $.7 million, reflective of higher operating costs, expansion, and two new banking branches this year. Equipment depreciation and maintenance increased $1.3 million due to the recent installation of a new mainframe computer and continued investment in other computer hardware and software systems. Year 2000 readiness expense was $1.8 million this quarter, $1.3 million higher than a year ago and a decrease of $.5 million from a peak of $2.3 million in the fourth quarter of 1998. The Company expects this expense to continue to decrease over the remaining quarters of this year as the Company's Year 2000 Readiness Program moves toward completion. The other noninterest expense increase of $1.1 million included a $1.2 million write-down of impaired leasehold improvements at the Company's operations facility in connection with an announced move to a larger owned data processing center. This quarter's other noninterest expense also included a $.4 million increase in communication expense, primarily postage and telephone, while the 1998 quarter included a $.7 million write-down to market value of a branch held for sale.

         The first quarter operating efficiency ratio, which excludes realized gains/losses on sales of securities and loans, merger-related restructuring charges, and foreclosed asset and workout expense was 65.4 percent for the quarter ended March 31, 1999 compared with 61.4 percent for the 1998 quarter. The Company expects operating efficiency in future quarters to benefit from a number of operating expense reductions and revenue-enhancing initiatives. As a result of the recent acquisition of Somerset and Affiliated, USTrust announced the closing and consolidation of six banking branches during 1999. The completed purchase of a new operations center later this year will provide the opportunity to consolidate operations and data processing from multiple sites to a single location with expanded capacity and improved efficiency.


Year 2000

         The Year 2000 issue, which is common to most corporations, concerns the potential inability of computer-based systems, including among others, computer hardware, embedded chips, and computer software programs, to recognize properly and process date-sensitive information involving 20th and 21st century dates. For a comprehensive discussion of the Company's Year 2000 Readiness Program for addressing Year 2000 issues and contingency plans, refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         During 1998 the Awareness, Assessment, and Project Planning phases of Company's Year 2000 Readiness Program were completed and Unit Test Plans for mission critical systems were also completed. Mission critical systems are defined by the Company as those vital to the successful continuance of core business activities. During the quarter ended March 31, 1999, the Company continued to develop Test Plans for noncritical applications which are expected to be substantially completed by next quarter. The Remediation Phase, wherein software and hardware are either modified or replaced is complete for mission critical applications with the exception of the branch teller system which the Company discovered through its Unit Testing procedures did not properly process the leap year date February 29, 2000. A new Year 2000 compliant version of the software has been received from the third-party vendor and is currently undergoing Company testing. Progress on the Remediation phase for nonmission critical applications continued during the quarter and is presently scheduled to be completed by September 30, 1999. Unit Testing of individual mission critical systems is completed except for the aforementioned teller system software. Unit Testing for nonmission critical systems is expected to be substantially complete by the end of the first half of 1999. Integration Testing for mission critical systems is complete, while the completion date for nonmission critical systems is the end of the third quarter of 1999. Integration testing involves the testing of applications on an integrated basis, with systems interacting or exchanging data in a future date environment. As of March 31, 1999, the mission critical System Implementation phase was substantially complete with all but three of the remediated systems placed into production. These three, ATM, installment loan and installment loan origination, are scheduled to be placed into production by June 30, 1999.

         The Company has in place a substantial program for evaluating potential credit risk that might arise should any of its large commercial customers experience their own Year 2000 issues. The initial portion of the Commercial Phase, which included the evaluation of credit risk stemming from problems borrowers may have in resolving their own Year 2000 issues, has been completed. Monitoring of the remediation efforts of high risk customers is ongoing. During the monitoring stage the Company has implemented a course of action and procedures designed to reduce any increased potential credit risk as a result of a borrower's Year 2000 issues. The Company is communicating with its major borrowing relationships on a quarterly basis and evaluating credit risk related to Year 2000 issues based on responses from these customers. Risk mitigation plans will be developed over the next few months for those customers whose Year 2000 credit risk remains high, such plans will utilize the normal process that the Company employs to manage credit risk.

         The Company continues to place the resolution of Year 2000 issues as a top priority, and continues to commit substantial financial, technical and management resources to the project. It believes that it will be able to modify or replace any affected systems in time to minimize any detrimental effects on its operations. However, if the Company's Year 2000 Readiness Program were unsuccessful or if commercial borrowers whose operations depend on automated systems experience Year 2000 compliance problems affecting their ability to repay or if basic services such as telecommunications, electric power, and services provided by other financial institutions and governmental agencies were disrupted, it could have a material adverse effect on its future operating results and the financial condition of the Company. For a complete discussion of the risks of Year 2000 issues, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         At March 31, 1999, Year 2000 external readiness expense totaled $7.3 million, $1.8 million in the first three months of this year, $5.4 million in 1998, and $.1 million in 1997. Although total external costs for the entire project have yet to be determined, the Company expects to incur, as current operating expense (including the above $7.3 million), costs in the range of $9 to $10 million to assure Year 2000 readiness. These costs and estimates do not include internal costs incurred for Year 2000 matters. Such internal costs, which are not separately tracked by the Company, consist principally of payroll costs of its information systems group. Capital expenditures for new equipment and software purchases are expected to total an additional $1 million. This estimate does not include the cost of a number of system installations previously planned by the Company in the normal course of business. Costs of the Year 2000 project are based on current estimates and actual results could vary significantly from such estimates.

INCOME TAXES

         The Company recorded income taxes in the first quarter of this year of $9.2 million which resulted in an effective tax rate of 34.8 percent compared with $9.8 million at an effective rate of 34.3 percent for the same period last year. The 1998 quarter benefited from a nonrecurring tax credit of approximately $1.0 million recorded by the former Somerset Savings Bank. The effective tax rate in 1999 benefited from the formation of a wholly-owned Real Estate Investment Trust ("REIT") subsidiary during 1998. The REIT holds a substantial portion of the Company's commercial real estate loan portfolio, which was originated by and transferred from USTrust. Income earned by a REIT is taxed at a lower state tax rate than a bank.

         Included in other assets as of March 31, 1999 was a deferred tax asset of approximately $21 million. The Company believes that it is more likely than not that the benefit of this deferred asset will be realized in future periods.

ASSETS

         Total assets at March 31, 1999 were $5.930 billion, an increase of $29 million since the beginning of the year. Loan growth of $49 million to $4.345 billion and an increase in federal funds sold and cash of $36 million was partially offset by a $58 million decrease in securities. Other investments of $98 million at March 31, 1999, included restricted stock of the Federal Home Loan Bank of Boston ("FHLB") of $69 million and certain other nonmarketable investments.

         The following table presents the composition of the loan portfolio:


                                          MARCH 31,       DECEMBER 31,       MARCH 31,
                                            1999             1998               1998
                                       --------------    -------------       ---------

Commercial and financial...........      $1,497,299        $1,478,646       $1,130,745
Commercial real estate:
  Developer, investor and land              470,089           433,362          524,245
  Construction.....................          70,462            55,989          105,170
Commercial lease financing                   74,491            76,053           58,965
Consumer:
  Residential mortgage.............       1,019,045         1,085,353        1,297,330
  Indirect automobile installment..         947,866           909,605          676,999
  Indirect automobile lease financing       117,023            98,363           40,822
  Home equity......................         111,631           120,020          131,905
  Other consumer...................          37,539            38,712           42,611
                                         ----------        ----------       ----------
        Total loans................      $4,345,445        $4,296,103       $4,008,792
                                         ==========        ==========       ==========

         The Company's commercial loan portfolios listed above totaled $2.038 billion at March 31, 1999, reflecting a net increase of $70 million since year end and $278 million from a year ago, as new loan originations and advances exceeded normal amortization and payoffs. Residential loans decreased $66 million during the first three months to $1.019 billion due to high levels of prepayment and normal amortization. The currently low interest rate environment has accelerated prepayment rates in this portfolio which is expected to continue in the near term. The indirect automobile loan portfolio grew 4 percent, or $38 million, in the first three months of this year to $948 million compared with 40 percent, or $271 million over the prior year. Management expects growth in this portfolio to continue at this quarter's more moderate pace. These loans are subjected to the Company's credit quality standards and are not what is referred to in the industry as "subprime" automobile loans. Indirect automobile lease financing, a product the Company initiated through existing client automobile dealers in 1997, totaled $117 million at March 31, 1999, compared with $98 million at year end and $41 million a year ago.

LIQUIDITY AND FUNDING

         Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through amortization, maturity or sale of assets such as loans and securities, liability sources such as increased deposits, utilization of a FHLB credit facility, borrowings from the Federal Reserve Bank of Boston, purchased or other borrowed funds, and access to the capital markets. The Company's securities portfolio, except for $98 million in restricted and nonmarketable investments, is classified entirely as available-for-sale, which provides the flexibility to sell securities, based upon changes in economic or market conditions, interest rate risk and the Company's financial position and liquidity.

         At March 31, 1999, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $819 million, or 14 percent of total assets.

         The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term and other borrowings. Total deposits decreased $27 million since year-end 1998 to $4.207 billion. Noninterest-bearing deposits decreased $17 million. Savings deposits increased $50 million while certificates of deposit decreased $59 million. Short-term and other borrowings, which consist principally of securities sold under agreement to repurchase and borrowings from the FHLB, increased $86 million to $1.072 billion.

         As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents decreased $14 million during the three-month period ended March 31, 1999. Cash provided by operations resulted largely from net income earned during the period. Cash used by investing activities was due to net new loan fundings and an increase in federal funds sold, partially offset by maturities of securities available-for-sale. Net cash provided by financing activities was primarily due to an increase in nontime deposits and short-term and other borrowings, partially offset by a decrease in certificates of deposit.

         At March 31, 1999, the parent Company had $4 million in cash and $15 million in repurchase agreements compared with $5 million in cash and $15 million in repurchase agreements at year end. The decrease in cash was primarily due to $6 million in dividends paid to shareholders and $5 million in stock repurchase transactions, net of $10 million in dividends received from subsidiaries.

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

         The following table summarizes the Company's GAP position at March 31, 1999:

                                                                         INTEREST SENSITIVE PERIODS
                                                 ------------------------------------------------------------
                                                 0-30 DAYS       31-91 DAYS       91-365 DAYS     OVER 1 YEAR         TOTAL
                                                 ---------       ----------       -----------     -----------         -----
                                                                            (DOLLARS IN MILLIONS)
Loans, net of reserve..................         $ 1,204           $ 243            $  911          $ 1,924         $ 4,282
Federal funds sold and other...........              58                                                                 58
Securities.............................              42              80               168              964           1,254
Other assets...........................                                                 3              333             336
                                                -------           -----            ------          -------         -------
        Total assets...................         $ 1,304           $ 323            $1,082          $ 3,221         $ 5,930
                                                -------           -----            ------          -------         =======

Interest-bearing deposits..............         $   888           $ 223            $ 642           $ 1,624         $ 3,377
Borrowed funds.........................           1,079               2               21                24           1,126
Noninterest-bearing deposits...........             144                                                686             830
Other liabilities and stockholders' equity                                                             597             597
                                                -------           -----            -----           -------         -------
        Total liabilities and equity...         $ 2,111           $ 225            $ 663           $ 2,931         $ 5,930
                                                -------           -----            -----           -------         =======

GAP for period.........................         $  (807)          $  98            $ 419           $   290
                                                -------           -----            -----           -------
Cumulative GAP.........................         $  (807)          $(709)           $(290)          $     0
                                                =======           =====            =====           =======

As a percent of total assets...........         (13.61)%        (11.96)%          (4.89)%


         The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for noninterest-bearing deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At March 31, 1999, the one-year cumulative GAP position was negative at $290 million, or approximately 5 percent of total assets. Average life of earning assets has been extended through replacement and build-up in the securities portfolio of long-term securities containing reduced economic risk from prepayment. In addition, the average life of interest-bearing liabilities has been shortened as long-term borrowings at maturity have been replaced with short-term overnight borrowings. This positioning has allowed the Company to take advantage of the falling interest rate environment that has resulted in lower funding costs while maintaining yield on earning assets.

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

         At March 31, 1999, substandard loans were $43.6 million compared with $49.9 million at December 31, 1998. Loans reported as substandard include loans classified as Substandard or Doubtful as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include those on nonaccrual, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable. At March 31, 1999, approximately 75 percent of loans classified as Substandard or Doubtful were collateralized by real estate and the remainder by accounts receivable, inventory, equipment and other business assets.

         Also, at March 31, 1999, loans rated Special Mention in the Company's internal risk rating profile amounted to $34 million, all of which were current. Special Mention loans, as defined by the Company, have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the assets.

         The following table displays the Company's total nonperforming assets and measures performance regarding certain key indicators of asset quality:

                                                  MARCH 31,      DECEMBER 31,      MARCH 31,
                                                    1999            1998             1998
                                                  ---------      ------------      ---------
                                                             (DOLLARS IN THOUSANDS)
Nonperforming assets:
   Nonaccrual loans.........................        $23,970         $23,967          $32,489
   Accruing loans 90 days or more past due..          2,998           2,423            1,192
   Other property owned ("OPO"), net*.......          4,542           4,660            5,773
   Restructured loans.......................                            141           16,844
                                                    -------         -------          -------

Total nonperforming assets..................        $31,510         $31,191          $56,298
                                                    =======         =======          =======

Reserve for possible loan losses............        $63,840         $65,274          $70,738
Net chargeoffs (recoveries) for the quarter.          2,634           5,451           (1,098)
OPO reserve.................................          5,677           5,657            3,582

Ratios:
   Reserve to nonaccrual loans..............         266.3%          272.3%           217.7%
   Reserve  to  total  of  nonaccrual   loans,
accruing
     loans 90 days or more past due, and
     restructured loans.....................         236.7%          246.0%           140.0%
   Reserve to period-end loans..............           1.5%            1.5%             1.8%
   Nonaccrual loans and accruing loans over
     90 days past due to period-end loans...           0.6%            0.6%             0.8%
   Nonperforming assets to period-end
     loans and OPO..........................           0.7%            0.7%             1.4%
   Annualized net charge-offs (recoveries)
     to average loans.......................           0.2%            0.5%            (0.1%)
   OPO reserve to OPO.......................          55.6%           54.8%            38.3%

------------

            * Included in other property owned ("OPO") are other real estate, automobiles and equipment acquired through foreclosure or in settlement of loans and leases.

         As shown in the table above, total nonperforming assets were level with year end at approximately $31 million. The reduction in nonperforming assets from a year ago of $25 million was due mostly to the sale in the latter half of 1998 of $21 million in substandard commercial and residential loans acquired in the recent bank acquisitions. The year-to-date net charge-offs of $2.6 million and provision for possible loan losses this year of $1.2 million resulted in a reserve of $63.8 million at March 31. The reserve to nonaccrual loan ratio was 266 percent at March 31, 1999. Reserve to total loans remained unchanged from year end at 1.5 percent.

         The Company's consumer loan delinquency rates (greater than 30 days past due including nonaccruals) continue to remain at favorable levels. The delinquency rate for the indirect automobile loans, the second largest component of the Company's consumer loan portfolio, was 2.25 percent at March 31, 1999, down from 3.03 percent at year end. The Company anticipates that the combination of a reduction in growth rate of the indirect automobile loans and the eventual maturity of the existing portfolio, may result in an increase in the delinquency rate and subsequent level of chargeoffs in future periods.

         At March 31, 1999, total impaired loans were $13.7 million, comprised of $398 thousand that required a reserve for possible loan losses of $48 thousand and $13.3 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") are commercial and commercial real estate loans recognized by the Company as nonaccrual and restructured.

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

         No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses to each category of loans is presented below:


                                               MARCH 31,      DECEMBER 31,      MARCH 31,
                                                  1999            1998             1998
                                               ---------      ------------      ---------
  Reserve for possible loan losses allocation
   to loans outstanding:
   Commercial and financial..............       $ 21,668        $21,762        $ 20,455
   Commercial real estate:
      Developer, investor and land.......          8,306          7,668           8,485
      Construction.......................          1,074            862           1,747
   Commercial lease financing............          1,644          1,685           1,138
   Consumer*.............................         29,027         30,152          27,991
   Unallocated...........................          2,121          3,145          10,922
                                                --------        -------        --------
      Total loan loss reserve............       $ 63,840        $65,274        $ 70,738
                                                ========        =======        ========

----------

  * Consumer loans include indirect automobile installment loans and leases, residential mortgages, home equity lines of credit, credit cards, check credit and other consumer loans.

         The reserve for possible loan losses was $63.8 million at March 31, 1999, a decrease of $1.4 million since December 1998 and a decrease of $6.9 million from March 1998. The unallocated portion of the reserve was 3 percent at March 31, 1999 compared with 5 percent at year end reflecting the increase in reserve allocated to commercial real estate, consistent with the growth in this portfolio since year end. The decrease in the unallocated portion of the reserve a year ago reflects the overall improvement in asset quality and the aforementioned sale of $21 million of substandard loans in the third quarter of 1998.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations). Management believes, as of March 31, 1999, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements.

         The actual capital amounts and ratios of the Company and its banking subsidiaries as of March 31, 1999 are presented in the following summary:

                                                     AMOUNT                                        PERCENT
                                      ----------------------------------------       ---------------------------------------
                                                    ADEQUATELY        WELL                        ADEQUATELY         WELL
                                                   CAPITALIZED     CAPITALIZED                    CAPITALIZED    CAPITALIZED
                                      ACTUAL         MINIMUMS       MINIMUMS         ACTUAL        MINIMUMS        MINIMUMS
                                      ------       -----------     -----------       ------       -----------    -----------
                                                                      (DOLLARS IN MILLIONS)
UST Corp. Consolidated:
  Tier 1 leverage capital.......         $484.0         $ 233.6             *          8.29%            4.00%             *
  Tier 1 capital................          484.0           193.3             *         10.02%            4.00%             *
  Total  (Tier 1 and Tier 2)
  capital ......................          545.2           386.2             *         11.29%            8.00%             *

USTrust:
  Tier 1 leverage capital.......          457.5           232.2         $ 290.3        7.88%            4.00%          5.00%
  Tier 1 capital................          457.5           192.5           288.8        9.51%            4.00%          6.00%
  Total  (Tier 1 and Tier 2)
  capital ......................          518.2           384.8           481.0       10.77%            8.00%         10.00%

United States Trust Company:
  Tier 1 leverage capital......             6.2             1.2             1.5       21.25%            4.00%          5.00%
  Tier 1 capital...............             6.2             0.5             0.8       46.30%            4.00%          6.00%
  Total (Tier 1 and Tier 2)
  capital......................             6.2             1.1             1.3       46.36%            8.00%         10.00%

------------

         * Not applicable

         On March 12, 1999, a regular quarterly dividend to stockholders was declared of $0.15 per share for a total of $6.4 million payable on April 26, 1999. This quarter's dividend was consistent with last quarter and above the $0.11 per share declared for the same quarter last year.

         In November 1998, the Company announced that its Board of Directors approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to 310,000 shares which constitutes less than 1 percent of the Company's common stock outstanding. The repurchase program will not affect the Company's use of the pooling of interests method of accounting to record the recent acquisitions by the Company of Affiliated and Somerset. The program authorized the Company to buy back common stock from time to time, subject to prevailing market conditions, in the open market or in privately negotiated transactions. As of March 31, 1999, all of the authorized 310,000 shares had been repurchased under this program, 257,816 shares were reissued and 52,l84 shares remained in treasury.

RECENT ACCOUNTING DEVELOPMENTS

         On January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and SOP 98-5, "Reporting on the Costs of Start-up Activities," both issued by the American Institute of Certified Public Accountants ("AICPA"). SOP 98-1 requires that computer software costs associated with internal use software be expensed as incurred until certain capitalization criteria are met. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities be expensed as incurred. The adoption of these SOP's did not have a material impact on the Company's financial position or results of operations.

         Also on January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise ("SFAS No. 134") issued by the Financial Accounting Standards Board ("FASB"). This Statement further amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," as amended by SFAS No. 115 and SFAS No.
125. This Statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         The preceding Management's discussion and Notes to Consolidated Financial Statements of this Form 10-Q contain certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, including without limitation statements regarding (i) rates of loan growth and amortization; (ii) the rate of loan delinquencies and amounts of chargeoffs; (iii) the level of reserve for possible loan losses; (iv) the amount and timing of future period cost savings and operating efficiencies; (v) the Company's ability to minimize any detrimental effects of the Year 2000 problem and estimates of associated expense; (vi) expectations regarding the Company's earning asset and cost of interest-bearing liabilities rates as well as the effects on operating results from changes in market interest rates; and (vii) utilization of deferred tax assets. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company and estimates of the effects of its acquisition activities. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations. Risk factors that could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, which could further accentuate credit-related losses and expenses; (iii) adverse changes in the local real estate market can also negatively affect credit risk as most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral; (iv) the consequences of continued bank acquisitions and mergers in the Company's market, resulting in fewer but much larger and financially stronger competitors which could increase competition for financial services to the Company's detriment;
(v) fluctuations in market rates and prices can negatively affect net interest margin, asset valuations and expense expectations; (vi) the various risk factors discussed under the caption "Year 2000" of this Form 10-Q; and (vii) changes in the regulatory requirements of federal and state agencies applicable to bank holding companies and banks, such as the Company and its Subsidiary Banks, which could have a materially adverse effect on the Company's future operating results.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented in the Company's annual report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


          For the quarter ended March 31, 1999, Items 2, 3, 4 and 5 of Part II are either inapplicable or would elicit a response of "None" and, therefore, no reference thereto has been made herein.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  27.1 Article 9 Summary Financial Information for the three months ended March 31, 1999.

                  27.2 Article 9 Restated Summary Financial Information for the three months ended March 31, 1998.

         (b)      Reports on Form 8-K.

                           None.

         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.


Date:    May 17, 1999   By:       /s/  Neal F. Finnegan
                        -------------------------------------------------------
                        Neal F. Finnegan, President and Chief Executive Officer



Date:    May 17, 1999   By:       /s/  James K. Hunt
                        -------------------------------------------------------
                        James K. Hunt, Executive Vice President, Treasurer and
                        Chief Financial Officer (Principal Financial Officer and
                        Principal Accounting Officer)