Form 10-Q
period 1999-06-30
UST CORP /MA/
filed 1999-08-13
CIK 316901

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF  1934 FOR THE TRANSITION PERIOD FROM        TO

                             COMMISSION FILE #0-9623

                                  -------------


                                    UST CORP.
             (Exact Name of Registrant as Specified in its Charter)

             MASSACHUSETTS                                 04-2436093
      (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

            40 COURT STREET                                  02108
         BOSTON, MASSACHUSETTS                            (Zip Code)
(Address of principal executive offices)

                                 (617) 726-7000
              (Registrant's telephone number, including area code)

                                    NO CHANGE
              (Former name, former address and former fiscal year,
                          if changed since last year.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At July 30, 1999, there were 42,757,566 shares of common stock outstanding, par value $.625 per share.




================================================================================

                                    UST CORP.

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----

PART I.  FINANCIAL INFORMATION

          ITEM 1.  Financial Statements

             Consolidated Balance Sheets - June 30, 1999 and December 31, 1998....................................   3

             Consolidated Statements of Income - Three and Six Months Ended June 30, 1999 and 1998................   4

             Consolidated Statements of Changes in Stockholders' Investment - Six Months Ended
               June 30, 1999 and 1998.............................................................................   5

             Consolidated Statements of Cash Flows -  Six Months Ended June 30, 1999 and 1998.....................   6

             Notes to Consolidated Financial Statements...........................................................   7


          ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........  15

          ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................  27


PART II. OTHER INFORMATION

          ITEM 1.  Legal Proceedings..............................................................................  28

          ITEM 6.  Exhibits and Reports on Form 8-K...............................................................  29

          SIGNATURES .............................................................................................  30






                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    UST CORP.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                             JUNE 30,       DECEMBER 31,
                                                                                              1999             1998
                                                                                             --------       ------------
                                                                                            (UNAUDITED)
                                                            ASSETS

     Cash, due from banks and interest-bearing deposits.............................       $  129,580        $  126,861
     Federal funds sold.............................................................           14,540             7,969
     Securities:
        Securities available-for-sale:
           Mortgage-backed securities ..............................................          977,559         1,077,543
           U.S. Treasury and federal agencies, and other securities.................          127,858           136,772
                                                                                           ----------        ----------
                Total securities available-for-sale.................................        1,105,417         1,214,315
        All other investments, at cost..............................................           99,355            97,838
                                                                                           ----------      ------------
                Total...............................................................        1,204,772         1,312,153
     Loans held-for-sale............................................................            1,350
     Loans:
        Loans - net of unearned discount of $47,318 in 1999 and
          $42,779 in 1998 (Note 2)..................................................        4,453,060         4,296,103
        Reserve for possible loan losses (Note 2) ..................................          (63,654)          (65,274)
                                                                                           ----------        ----------
                Total loans, net....................................................        4,389,406         4,230,829
     Premises, furniture and equipment, net.........................................          117,258            90,424
     Intangible assets, net.........................................................           77,096            51,959
     Other property owned, net .....................................................            3,148             4,660
     Other assets...................................................................           94,429            76,022
                                                                                           ----------        ----------
                Total assets........................................................       $6,031,579        $5,900,877
                                                                                           ==========        ==========

                                        LIABILITIES AND STOCKHOLDERS' INVESTMENT
     Deposits:
        Noninterest-bearing.........................................................       $  892,075        $  847,341
        Interest-bearing:
           NOW......................................................................           67,812            69,739
           Money market.............................................................          959,857           964,705
           Regular savings..........................................................        1,028,173           962,852
           Time:
             Certificates of deposit over $100 thousand.............................          305,806           300,543
             Other..................................................................          987,088         1,088,491
                                                                                           ----------        ----------
                Total deposits......................................................        4,240,811         4,233,671
     Short-term borrowings..........................................................        1,140,184           986,082
     Other borrowings...............................................................           50,595            76,043
     Other liabilities..............................................................           64,381            71,536
                                                                                           ----------        ----------
                Total liabilities...................................................        5,495,971         5,367,332
     Commitments and contingencies (Note 3)
     Stockholders' investment (Note 4):
       Preferred stock $1 par value; Authorized - 4,000,000 shares; Outstanding --
         none
       Common stock $.625 par value; Authorized - 75,000,000 shares
         Issued - 42,728,031 and 42,824,177 shares in 1999 and 1998, respectively...           26,705            26,765
       Additional paid-in capital...................................................          201,859           201,936
       Retained earnings............................................................          318,557           300,003
       Accumulated other comprehensive income.......................................          (11,228)            7,563
       Treasury stock, at cost:  3,947 shares and 80,451 shares in 1999 and 1998,
         respectively...............................................................              (91)           (1,866)
       Other........................................................................             (194)             (856)
                                                                                           ----------        ----------
                Total stockholders' investment......................................          535,608           533,545
                                                                                           ----------        ----------
                Total liabilities and stockholders' investment......................       $6,031,579        $5,900,877
                                                                                           ==========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    UST CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------   -------------------------
                                                                       1999            1998           1999           1998
                                                                       ----            ----           ----           ----
Interest income:
  Interest and fees on loans .................................      $ 88,484        $ 87,169        $175,907       $174,296
  Interest and dividends on securities:
     Taxable .................................................        18,238          17,521          37,421         35,436
     Nontaxable and preferential rate income .................           439             567             863          1,282

  Interest on federal funds sold and other short-term
    investments ..............................................           237             962           1,015          2,113
                                                                    --------        --------        --------       --------
                Total interest income ........................       107,398         106,219         215,206        213,127
                                                                    --------        --------        --------       --------
Interest expense:
  Interest on deposits .......................................        27,542          32,806          55,644         65,967
  Interest on borrowings .....................................        13,172          11,331          26,326         22,184
                                                                    --------        --------        --------       --------
                Total interest expense .......................        40,714          44,137          81,970         88,151
                                                                    --------        --------        --------       --------
  Net interest income ........................................        66,684          62,082         133,236        124,976
Provision for possible loan losses (Note 2) ..................         1,400            (879)          2,600            222
                                                                    --------        --------        --------       --------
  Net interest income after provision for possible
    loan losses...............................................        65,284          62,961         130,636        124,754
                                                                    --------        --------        --------       --------

Noninterest income:
  Asset management fees ......................................         4,470           3,851           8,576          7,579
  Deposit account service charges ............................         3,913           3,021           7,102          5,839
  Corporate services income, net .............................         1,881           1,513           3,665          2,991
  Securities gains, net ......................................           158             174             312          1,733
  Gain on sale of loans ......................................           106             168             309            319
  Other ......................................................         4,584           2,379           8,555          5,010
                                                                    --------        --------        --------       --------
                 Total noninterest income ....................        15,112          11,106          28,519         23,471
                                                                    --------        --------        --------       --------

Noninterest expense:
  Salary and employee benefits ...............................        27,827          23,816          54,974         47,865
  Occupancy, net .............................................         4,922           3,933           9,654          8,006
  Equipment depreciation and maintenance .....................         3,607           2,860           7,539          5,491
  Data processing services ...................................         1,746           2,384           3,181          4,287
  Intangible asset amortization ..............................         1,617           1,827           3,093          3,654
  Professional and consulting fees ...........................         1,571           1,484           3,128          2,701
  Year 2000 readiness expense ................................         1,414             845           3,179          1,339
  Advertising and promotion ..................................         1,226           1,410           2,678          2,891
  Foreclosed asset and workout expense .......................           350           2,153             556          2,644
  Other ......................................................         7,839           6,494          16,406         13,968
                                                                    --------        --------        --------       --------
                Total noninterest expense ....................        52,119          47,206         104,388         92,846
                                                                    --------        --------        --------       --------
Income before income taxes ...................................        28,277          26,861          54,767         55,379
  Income tax provision .......................................        10,440           9,410          19,664         19,195
                                                                    --------        --------        --------       --------
                 Net income ..................................      $ 17,837        $ 17,451        $ 35,103       $ 36,184
                                                                    ========        ========        ========       ========
Per share data (Note 4):
  Basic earnings per share ...................................      $   0.42        $   0.41        $   0.82       $   0.86
  Diluted earnings per share .................................      $   0.41        $   0.40        $   0.81       $   0.84
  Cash dividends declared per share ..........................      $   0.15        $   0.15        $   0.30       $   0.25




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    UST CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                            ACCUMULATED
                                                                     ADDITIONAL                OTHER
                                              COMPREHENSIVE  COMMON   PAID-IN    RETAINED  COMPREHENSIVE  TREASURY
                                              INCOME (LOSS)  STOCK    CAPITAL    EARNINGS  INCOME (LOSS)   STOCK    OTHER   TOTAL
                                              -------------  ------   --------   --------  -------------  --------  -----   -----
Balance December 31, 1997, as previously
stated in the 1998 Form 10-K................                $ 26,528  $195,047   $268,049   $   3,164     $ (3,402) $(330) $489,056

Comprehensive income (Note 6):
  Net income................................     $  36,184                         36,184                                    36,184
  Other:
     Unrealized securities gains, net
of $1,908 tax expense.......................         2,863
     Less: Reclassification of securities
gains included in net income, net of $719
tax expense.................................         1,014
                                                 ---------
         Total other comprehensive income...         1,849                                      1,849                         1,849
                                                 ---------
         Total comprehensive income.........     $  38,033
                                                 =========


Cash dividends declared ....................                                      (10,730)                                  (10,730)

Activity related to stock option,
restricted stock and stock purchase
plans.......................................                     101     4,714                                                4,815

Other stockholders' investment activity.....                               374         34                              85       493
                                                            --------  --------   --------   ---------     --------  -----  --------
Balance June 30, 1998 ......................                $ 26,629  $200,135   $293,537   $   5,013     $ (3,402) $(245) $521,667
                                                            ========  ========   ========   =========     ========  =====  ========

Balance December 31, 1998 ..................                $ 26,765  $201,936   $300,003   $   7,563     $ (1,866) $(856) $533,545

Comprehensive income (Note 6):
  Net income ...............................     $  35,103                         35,103                                    35,103
  Other:
     Unrealized securities losses, net of
      $13,077 tax benefit...................       (18,608)
     Less: Reclassification of securities
       gains included in net income, net
       of $129 tax expense..................           183
                                                 ---------
         Total other comprehensive loss.....       (18,791)                                   (18,791)                      (18,791)
                                                 ---------
         Total comprehensive income.........     $  16,312
                                                 =========

Cash dividends declared ....................                                      (12,810)                                  (12,810)

Activity related to stock option,
restricted stock and stock
purchase plans..............................                    (60)      (77)     (3,739)                   6,465            2,589

Treasury stock acquired.....................                                                                (4,690)          (4,690)

Other stockholders' investment activity.....                                                                          662       662
                                                            --------  --------   --------   ---------     --------  -----  --------
Balance June 30, 1999.......................                $ 26,705  $201,859   $318,557   $ (11,228)    $    (91) $(194) $535,608
                                                            ========  ========   ========   =========     ========  =====  ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    UST CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                       1999          1998
                                                                                       ----          ----
Cash flows from operating activities:
  Net income...................................................................      $ 35,103       $ 36,184

  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses.........................................         2,600            221
    Depreciation and amortization..............................................        10,368          8,626
    Accretion of securities discount, net......................................        (1,491)          (511)
    Securities gains, net......................................................          (312)        (1,733)
    Gain on sale of loans held-for-sale........................................          (309)          (319)
    (Increase) decrease in loans held-for-sale.................................        (1,350)         1,576
    Loss on sale of other property owned.......................................         1,114          1,864
    Write-downs of other property owned, net...................................           178
    Write-downs of fixed assets................................................         1,165            670
    Deferred income tax benefit................................................        (1,540)        (1,765)
    Net change in other assets and other liabilities...........................       (16,654)        (3,729)
                                                                                     --------       --------
          Net cash provided by operating activities............................        28,872         41,084
Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale.........................         1,057        149,025
  Proceeds from maturities of securities available-for-sale....................       127,882        170,959
  Proceeds from maturities of securities held-to-maturity......................                       56,475
  Purchases of securities available-for-sale...................................       (50,235)      (273,757)
  Purchases of securities held-to-maturity.....................................                      (20,808)
  Purchases of restricted and other nonmarketable securities...................        (1,517)          (257)
  Net increase in federal funds sold...........................................        (6,571)       (18,303)
  Net increase in loans........................................................      (166,634)       (96,404)
  Proceeds from other property owned...........................................         8,625          3,450
  Purchase of insurance agency.................................................       (24,497)
  Purchases of premises and equipment, net.....................................       (35,274)        (7,248)
                                                                                    ---------      --------
          Net cash used by investing activities................................      (147,164)       (36,868)
Cash flows from financing activities:
  Net increase in nontime deposits.............................................       103,280         90,349
  Net decrease in certificates of deposit......................................       (96,140)       (85,963)
  Net increase (decrease) in short-term and other borrowings...................       128,654         (8,174)
  Cash dividends paid..........................................................       (12,820)        (9,115)
  Treasury stock acquired......................................................        (4,690)
  Issuance of common stock for cash, net.......................................         2,727          2,669
                                                                                     --------       --------
          Net cash provided (used) by financing activities.....................       121,011        (10,234)
                                                                                     --------       --------
  Increase (decrease) in cash and cash equivalents.............................         2,719         (6,018)
  Cash and cash equivalents at beginning of period.............................       126,861        120,521
                                                                                     --------       --------
  Cash and cash equivalents at end of period...................................      $129,580       $114,503
                                                                                     ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest...................................................................      $ 81,255       $ 87,401
                                                                                     ========       ========
    Income taxes...............................................................      $ 17,450       $ 30,330
                                                                                     ========       ========
Noncash transactions:
  Transfers from loans to other property owned.................................      $  7,181       $  6,296
                                                                                     ========       ========
  Common stock issuance........................................................      $  3,601       $  1,647
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

         The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results of operations for the full year or any other interim period.

         On June 21, 1999, the Company announced the execution of a definitive agreement under which Citizens Financial Group, Inc. ("Citizens"), a wholly-owned subsidiary of The Royal Bank of Scotland, plc., would acquire the Company in a cash transaction for $1.4 billion, or $32 per share. The transaction is subject to regulatory and shareholder approval and is expected to close in January 2000. In connection with the transaction, the Company granted Citizens an option to acquire newly-issued shares equal to 19.9 percent of the Company's outstanding common stock exercisable in certain circumstances, including a third-party's interference with the transaction. The Company is unaware of any event that has occurred that would permit Citizens to exercise or assert rights under this option.

(2)      RESERVE FOR POSSIBLE LOAN LOSSES

         Analysis of the reserve for possible loan losses for the six months ended June 30, 1999 and 1998 is as follows:


                                                                 1999                 1998
                                                                 ----                 ----
                                                                  (DOLLARS IN THOUSANDS)


    Balance at beginning of period.....................         $65,274           $68,539

    Charge-offs........................................           6,549             5,663
    Recoveries on loans previously charged-off.........           2,329             5,610
                                                                -------           -------
    Net charge-offs....................................           4,220                53

    Provision for possible loan losses.................           2,600               222
                                                                -------           -------
    Balance at end of period...........................         $63,654           $68,708
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

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      COMMITMENTS AND CONTINGENCIES

         At June 30, 1999, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:



                                                     CONTRACT OR NOTIONAL AMOUNT
                                                     ---------------------------
                                                        (DOLLARS IN THOUSANDS)

 Commitments to extend credit..................              $1,152,000

 Standby letters of credit and financial
    guarantees written.........................                  81,000

 When issued securities contracts..............                  80,000

 Loans sold with recourse......................                   8,000

 Commercial letters of credit..................                  10,000

 Foreign exchange contracts....................                  21,000


         The Company enters into contractual commitments to sell mortgage loans for the purpose of reducing the market risk associated with originating loans for sale. In order to fulfill a commitment, the Company typically first exchanges current production of loans for cash through the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, which loans are then delivered to national securities firms at a future date at prices or yields specified by the contracts. In the event the Company is unable to originate loans to fulfill the contracts, it has the option to purchase securities in the open market to deliver against the contract or settle the contract for cash. At June 30, 1999, the remaining commitments to deliver loans pursuant to master commitments with secondary mortgage market investors amounted to approximately $18 million. Failure to fulfill delivery requirements of commitments may result in payment of certain fees to investors. Individual commitments to sell loans require the Company to make delivery at a specific future date of a specified amount, at a specified price or yield. Loans are generally sold without recourse and, accordingly, risks arise principally from movements in interest rates.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)      EARNINGS PER SHARE CALCULATION

         The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." The Company's common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Basic and Diluted EPS computations for the three and six months ended June 30, 1999 and 1998 are as follows:




                                                            THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------             -------------------------
                                                              1999                1998               1999                1998
                                                              ----                ----               ----                ----
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per share computation:
   Numerator:
      Net income.....................................      $ 17,837              $17,451           $ 35,103              $36,184
   Denominator:
      Weighted average shares outstanding............        42,704               42,283             42,683               42,164

Basic earnings per share.............................      $   0.42              $  0.41           $   0.82              $  0.86

Diluted earnings per share computation:
   Numerator:
      Net income.....................................      $ 17,837              $17,451           $ 35,103              $36,184
   Denominator:
      Weighted average shares outstanding............        42,704               42,283             42,683               42,164
      Dilutive stock options.........................           613                1,066                597                1,094
                                                           --------              -------           --------              -------
        Weighted average diluted shares outstanding..        43,317               43,349             43,280               43,258
                                                           ========              =======           ========              =======

Diluted earnings per share...........................      $   0.41              $  0.40           $   0.81              $  0.84


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

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Affiliated Community Bancorp, Inc.

         On August 7, 1998, the Company completed its acquisition of Affiliated Community Bancorp, Inc. ("Affiliated"), a $1.1 billion multi-bank holding company headquartered in Waltham, Massachusetts. The transaction was accounted for as a pooling of interests and was structured as a tax-free exchange of 1.41 shares of the Company's common stock for each share of Affiliated common stock. The Company's outstanding stock increased by 9,439,735 shares to a total of 42,542,386 shares on the date of acquisition. Based on the closing price of the Company's stock as of August 7, 1998, the market value of the shares exchanged was $225 million. Affiliated's three subsidiary banks, The Federal Savings Bank ("Federal"), Lexington Savings Bank ("Lexington") and Middlesex Bank & Trust Company ("Middlesex"), operated a total of thirteen branch offices in Middlesex County. In the fourth quarter of 1998, Federal and Lexington were merged with and into USTrust. As contemplated by the terms of the agreement under which the Affiliated acquisition was consummated, Middlesex Bank & Trust Company, a $28 million bank, was sold in August 1998 for $8.24 million to a private investor unaffiliated with the Company.

         The following presentation reflects key line items on a historical basis for Somerset, Affiliated and UST Corp. and on a pro forma combined basis assuming the mergers were in effect for the period presented:



                                              UST CORP., AS           SOMERSET, AS        AFFILIATED, AS         UST CORP.,
                                           ORIGINALLY REPORTED    ORIGINALLY REPORTED   ORIGINALLY REPORTED       RESTATED
                                           -------------------    -------------------   -------------------      ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

SIX MONTHS ENDED JUNE 30, 1998
   Net interest income................        $   95,731            $  10,975            $   18,270          $   124,976
   Net income.........................            25,390                4,376                 6,418               36,184
   Net income per diluted share.......              0.83                 0.26                  0.94                 0.84
   Total assets.......................         3,915,358              524,149             1,122,980            5,562,487
   Total deposits.....................         2,991,896              444,182               733,848            4,169,926
   Total shareholders' investment.....           362,099               40,485               119,083              521,667

THREE MONTHS ENDED JUNE 30, 1998
   Net interest income................            48,103                5,200                 8,779               62,082
   Net income.........................            12,534                1,711                 3,206               17,451
   Net income per diluted share.......              0.41                 0.10                  0.47                 0.40




         Brewer & Lord LLP

         On June 1, 1999, the Company announced that USTrust completed its acquisition of Brewer & Lord LLP, an independent insurance agency headquartered in Norwell, Massachusetts. The purchase of Brewer & Lord was structured as an all-cash transaction. Through its nine offices, Brewer & Lord specializes in providing personal, commercial and employee benefit-related insurance products to consumers and medium-size and large businesses located primarily in eastern Massachusetts. The Brewer & Lord agency operates as a limited liability corporation and as a wholly-owned subsidiary of USTrust.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Restructuring, Acquisition and Merger-related Reserves

         Reserves associated with restructuring and merger-related charges are included in other liabilities and totaled $1.7 million at December 31, 1998 and zero at March 31 and June 30, 1999. During the first quarter 1999, merger-related cash expenditures and write-offs of $1.7 million were charged against the reserves, while there were no additions to the reserves. There was no activity in these accounts during the current quarter. For a further discussion of restructuring charges, acquisition and merger-related expense, refer to Note 14 to the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6)      COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in stockholders' investment during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen, as allowed by SFAS No. 130, to disclose Comprehensive Income, which encompasses net income and unrealized gains or losses on securities available-for-sale, in the Consolidated Statements of Changes in Stockholders' Investment. The impact of this Statement for the six months ended June 30, 1998 was to increase reported net income of $36.2 million to a total comprehensive net income of $38.0 million. The impact for the six months ended June 30, 1999 was to decrease reported net income of $35.1 million to a total comprehensive net income of $16.3 million.

(7)      BUSINESS SEGMENTS

         The Company provides a broad range of financial services to individuals and small- and medium-sized companies. It services a single geographic area, the New England region with its principal customer base in eastern Massachusetts. The Company's current operations include five reportable "operating segments," Regional Banking, Residential Mortgage, Consumer Lending, Nonregional Commercial Banking and Treasury. Regional Banking consists of sales and customer service groups providing the Company's complete line of retail and commercial loan, deposit and other services. Regional Banking, which includes the Company's 87 banking branches, is divided into six geographic sales and service regions in eastern Massachusetts. It is presented herein as a single operating segment since its products, services, processes and distribution channels are the same among the regions. The Residential Mortgage group provides residential mortgage loan origination sales and servicing. The Consumer Lending group provides direct and indirect consumer loan and lease products. Nonregional Commercial Banking provides specialized commercial services, including real estate financing, construction lending, cash management services, equipment financing, asset-based lending, merchant services, international trade services, and government banking. The Treasury group is charged with asset/liability risk management of the Company, including the securities portfolio and interest-bearing liabilities.

         The information presented herein includes allocations of interest income or expense on a segment's excess funds used or provided at a rate reflecting the value of the net funds each segment provides from, or uses in, its operations. The rate is applied without regard to differences in the market risk profile of the operating segments. A provision for possible loan losses is assigned to units involved in credit extension based upon management's expectation of normalized losses. Operating expenses of the Company's support groups, including Data Processing, Finance, Legal, Human Resources, among others, are charged to business segments based on allocation criteria determined by the Company. Federal and state income taxes are applied using the Company's consolidated effective tax rate. Assets of business segments that are net fund providers reflect the excess funds sold in their respective asset balances while net funds users reflect excess funds purchased as a part of liability balances. Expenditures for

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


additions to long-lived assets by operating segments are not material. No one customer is responsible for more than 10 percent of revenues. Operating segment interest income is reported net of interest expense consistent with Company methodology.

         Presented in the table below is selected financial information by operating segment and a reconciliation of the reportable segment data to the Company's consolidated total for the three and six months ended June 30, 1999 under its new regional organization structure effective January 1, 1999.




                                                                  NONREGIONAL
                            REGIONAL    RESIDENTIAL   CONSUMER     COMMERCIAL                           RECONCILIATION    UST CORP.
                            BANKING      MORTGAGE      LENDING      BANKING    TREASURY   ALL OTHER(1)     COLUMN(2)    CONSOLIDATED
                            ---------   -----------  -----------  -----------  --------   ------------  --------------  ------------
                                                                    (DOLLARS IN THOUSANDS)



THREE MONTHS ENDED JUNE 30, 1999

Net interest income-
  external sources....... $   (8,718)    $  18,148   $   24,078    $   21,557   $    9,749   $    705    $     1,165      $   66,684
Interest on funds
 (used)/provided-
 internal transactions...     41,773       (11,639)     (14,777)       (7,139)      (6,344)       858         (2,732)
                          ----------     ---------   ----------    ----------   ----------   --------    -----------      ----------
   Total net
    interest income......     33,055         6,509        9,301        14,418        3,405      1,563         (1,567)         66,684

Noninterest income.......      6,232           438           84         2,044           29      6,083            202          15,112
Net income...............      3,594         2,781        2,113         5,612        1,999      1,350            388          17,837
Total assets.............  4,183,899       961,748    1,264,965     1,306,847    1,184,392    132,866     (3,003,138)      6,031,579






                                                                  NONREGIONAL
                            REGIONAL    RESIDENTIAL   CONSUMER     COMMERCIAL                           RECONCILIATION    UST CORP.
                            BANKING      MORTGAGE      LENDING      BANKING    TREASURY   ALL OTHER(1)     COLUMN(2)    CONSOLIDATED
                            ---------   -----------  -----------  -----------  --------   ------------  --------------  ------------
                                                                    (DOLLARS IN THOUSANDS)



SIX MONTHS ENDED JUNE 30, 1999

Net interest income-
  external sources....... $  (18,177)    $  37,792   $   46,757    $   41,904  $   20,814  $   1,236     $    2,910       $  133,236
Interest on funds
 (used)/provided-
 internal transactions...     82,068       (23,474)     (28,247)      (13,497)    (13,661)     1,756         (4,945)
                          ----------     ---------   ----------    ----------   ---------  ---------     ----------       ----------
   Total net
     interest income.....     63,891        14,318       18,510        28,407       7,153      2,992         (2,035)         133,236

Noninterest income.......     11,404         1,005          122         5,085         161     10,534            208           28,519
Net income...............      6,577         6,578        4,350        11,780       4,254      2,407           (843)          35,103
Total assets.............  4,183,899       961,748    1,264,965     1,306,847   1,184,392    132,866     (3,003,138)       6,031,579
------------

(1) Includes five segments, asset management, insurance agency, nonperforming asset workout group, private banking and mutual funds. None of these segments meet the quantitative thresholds for determining reportable segments or aggregation criteria under Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131").

(2) Reflects the elimination of interdepartmental charges and credits as well as certain unallocated corporate expenses, Year 2000 readiness expense and certain other unallocated expenses and assets.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Presented in the table below is selected financial information by operating segment and a reconciliation of the reportable segment data to the Company's consolidated total for the three and six months ended June 30, 1999 and 1998. This table is presented for comparability purposes under the organizational structure which was in existence prior to January 1, 1999. The 1999 data presented below includes certain reclassifications and approximations. The historical financial results prior to merger and/or system conversions of acquired institutions accounted for as poolings of interest are not combined with the Company's operating segment results. Such segment information is not readily determinable. Therefore, the operating segment financial information presented is not indicative of segment results for a full year or any interim period.



                                  RETAIL      COMMERCIAL                             RECONCILIATION                       UST CORP.
                                  BANKING       BANKING   TREASURY    ALL OTHER(1)      COLUMN(2)     ACQUISITIONS(3)   CONSOLIDATED
                                  -------     ----------  --------    ------------   --------------   ---------------   ------------
                                                                   (DOLLARS IN THOUSANDS)

THREE MONTHS ENDED JUNE 30, 1999

Net interest income-
  external sources............     $ 11,298     $  41,498    $   9,749   $   2,974         $   1,165                       $  66,684
Interest on funds
  (used)/provided-
  internal transactions.......       25,767       (16,482)      (6,344)       (209)           (2,732)
                                  ---------     ---------    ---------   ---------         ---------                       ---------
    Total net
      interest income.........       37,065        25,016        3,405       2,765            (1,567)                         66,684

Noninterest income............        6,481         2,627           29       5,773               202                          15,112
Net income....................        6,676         6,866        1,999       1,908               388                          17,837
Total assets..................    3,792,221     2,098,087    1,184,392     141,424        (1,184,545)                      6,031,579


THREE MONTHS ENDED JUNE 30, 1998


Net interest income-
  external sources............    $  11,391     $  24,213    $   9,079   $   2,287         $   1,133      $   13,979       $  62,082
Interest on funds
  (used)/provided-
  internal transactions.......       15,851        (4,796)      (8,324)       (128)           (2,603)
                                  ---------     ---------    ---------   ---------         ---------      ----------       ---------
    Total net
      interest income.........       27,242        19,417          755       2,159            (1,470)         13,979          62,082

Noninterest income............        3,970         2,104         (315)      4,075               260           1,012          11,106
Net income....................        4,867         5,373          150       1,271               917           4,873          17,451
Total assets..................    2,713,029     1,377,443      754,527     120,964        (1,050,605)      1,647,129       5,562,487


                                  RETAIL      COMMERCIAL                             RECONCILIATION                       UST CORP.
                                  BANKING       BANKING   TREASURY    ALL OTHER(1)      COLUMN(2)     ACQUISITIONS(3)   CONSOLIDATED
                                  -------     ----------  --------    ------------   --------------   ---------------   ------------
                                                                   (DOLLARS IN THOUSANDS)


SIX MONTHS ENDED JUNE 30, 1999

Net interest income-
  external sources..........     $ 22,936     $ 80,912     $ 20,814     $ 5,664           $  2,910                      $  133,236
Interest on funds
 (used)/provided-
 internal transactions......       49,907      (30,990)     (13,661)       (311)            (4,945)
                                  --------     --------     --------     -------            -------                        ---------
   Total net
     interest income........       72,843       49,922        7,153       5,353             (2,035)                        133,236

Noninterest income..........       11,896        6,267          161       9,987                208                          28,519
Net income..................       12,789       15,445        4,254       3,458               (843)                         35,103
Total assets................    3,792,221    2,098,087    1,184,392     141,424         (1,184,545)                      6,031,579

SIX MONTHS ENDED JUNE 30, 1998

Net interest income-
  external sources..........     $ 22,020     $ 47,771     $ 19,484     $ 4,674           $  1,782       $   29,245     $  124,976
Interest on funds
 (used)/provided-
 internal transactions......       31,146       (8,603)     (17,427)       (383)            (4,733)
                                  --------     --------     --------     -------            -------      -----------     ----------

   Total net
     interest income........       53,166       39,168        2,057       4,291             (2,951)          29,245        124,976

Noninterest income..........        7,735        4,198         (372)      9,481                373            2,056         23,471
Net income..................       10,481       11,600          819       3,300               (766)          10,750         36,184
Total assets................    2,713,029    1,377,443      754,527     120,964         (1,050,605)       1,647,129      5,562,487


----------------

(1) Includes four operating segments, equipment financing, asset management, insurance agency and the nonperforming asset workout group. None of these segments meet the quantitative thresholds for determining reportable segments or aggregation criteria under SFAS No. 131.

(2) Reflects the elimination of interdepartmental charges and credits as well as certain unallocated corporate expenses, Year 2000 readiness expense and certain other unallocated expenses and certain unallocated assets.

(3) The Acquisitions column includes historical financial results of acquired institutions accounted for as poolings of interests. The three and six months ended June 30, 1998, represent the historical results of Somerset and Affiliated.

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

         On June 21, 1999, the Company announced the execution of a definitive agreement under which Citizens Financial Group, Inc. ("Citizens"), a wholly-owned subsidiary of The Royal Bank of Scotland, plc., would acquire the Company in a cash transaction for $1.4 billion, or $32 per share. The transaction is subject to regulatory and shareholder approval and is expected to be closed in January 2000.

         News of the Company's pending sale may affect its ability to attract and retain loan and deposit customers, particularly commercial customers. The result may be a decrease in noninterest income derived from fee-based services, a decrease in earning assets, primarily loans, and a reduced ability to attract low-cost deposits which would negatively affect net interest margin. In addition, the Company has placed on hold the introduction of new services and other sources of fee income and postponed the implementation of certain operating cost reduction initiatives. Such initiatives are under review to determine their compatibility with the objectives of a combined UST Corp. and Citizens entity. These factors could individually or collectively negatively affect the Company's operating results for the second half of this year.

HIGHLIGHTS

         Net income for the quarter ended June 30, 1999 was $17.8 million, or $0.41 per diluted share, compared with $17.5 million, or $0.40 per diluted share, for the same period last year. This period's earnings results were a continuation of the growth and revenue improvements experienced over the past several quarters. Net interest income increased 7 percent, or $4.6 million, over the second quarter of 1998. Noninterest income improved 36 percent, or $4.0 million, due to growth in fee-based services income, including asset management fees, deposit account service charges, corporate services income, mutual fund fees, and insurance commission income resulting from the Company's June 1999 acquisition of an insurance agency. The provision of possible loan losses was $1.4 million this quarter while the three months ended June 30, 1998 included a credit provision to the reserve of $1.7 million recorded by Somerset. Noninterest expense increased $4.9 million over last quarter. Personnel costs represented the largest portion of the increase reflecting staff additions to support the transfer of outsourced data processing to the Company's in-house operating system, and to support growth and new business activities. For the six months ended June 30, 1999, net income was $35.1 million, or $0.81 per diluted share, compared with $36.2 million, or $0.84 per diluted share, for the first half of 1998, which included nonrecurring tax credits of $1.8 million and Year 2000 readiness expense of $1.3 million compared with $3.2 million in 1999.

         The higher level of average equity due to retained earnings and growth in average assets since last year, combined with a modest increase in earnings this quarter resulted in a slight decrease in return on average equity and return on average assets from 13.65 percent and 1.27 percent, respectively, for the second quarter of 1998 to 13.49 percent and 1.20 percent, respectively, this quarter.

NET INTEREST INCOME ANALYSIS

         Net interest income on a fully taxable equivalent basis was $66.9 million for the quarter ended June 30, 1999, compared with $62.4 million for the same period a year ago. For the first six months of 1999, net interest income on a fully taxable equivalent basis was $133.7 million compared with $125.7 million for the first half of 1998. The increase in both comparisons was the result of growth in average interest earning assets, primarily loans, favorable changes in deposit mix and lower deposit and borrowing costs. The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the three- and six-month periods ended June 30, 1999, when compared with the three- and six-month periods ended June 30, 1998. Changes attributable to both rate and volume are allocated on a weighted basis.




                                                          THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                            1999 COMPARED WITH 1998                     1999 COMPARED WITH 1998
                                                     INCREASE (DECREASE) DUE TO CHANGE IN:     INCREASE (DECREASE) DUE TO CHANGE IN:
                                                     -------------------------------------     -------------------------------------
                                                     AVERAGE       AVERAGE                     AVERAGE       AVERAGE
                                                      VOLUME         RATE          TOTAL        VOLUME         RATE          TOTAL
                                                     -------       -------         -----       -------       -------         -----
                                                                                 (DOLLARS IN THOUSANDS)
Interest income:
  Interest and fees on loans*...................    $ 7,554        $(6,270)       $ 1,284      $15,491      $(13,904)       $ 1,587
  Interest and dividends on securities:
      Taxable...................................      1,395           (678)           717        3,294        (1,309)         1,985
      Nontaxable and preferential rate income*..       (106)           (51)          (157)        (304)         (303)          (607)
  Interest on federal funds sold and other......       (931)           206           (725)      (2,697)        1,599         (1,098)
                                                    -------        -------        -------      -------       -------        -------
        Total interest income*..................      7,912         (6,793)         1,119       15,784       (13,917)         1,867
                                                    -------        -------        -------      -------       -------        -------
Interest expense:
  Interest on regular savings, NOW and
    money market deposits.......................      1,206         (1,241)           (35)       2,431        (2,696)          (265)
  Interest on time deposits.....................     (2,661)        (2,568)        (5,229)      (5,727)       (4,331)       (10,058)
  Interest on borrowings........................      3,605         (1,764)         1,841        7,600        (3,458)         4,142
                                                    -------        -------        -------      -------       -------        -------
        Total interest expense..................      2,150         (5,573)        (3,423)       4,304       (10,485)        (6,181)
                                                    -------        -------        -------      -------       -------        -------
Net interest income.............................    $ 5,762        $(1,220)       $ 4,542      $11,480       $(3,432)       $ 8,048
                                                    =======        =======        =======      =======       =======        =======

-------------

* Fully taxable equivalent at the federal income tax rate of 35 percent and includes applicable state taxes, net of federal benefit. The tax equivalent adjustments were $35 and $111 thousand on loans and $230 and $373 thousand on nontaxable and preferential rate taxable securities for the three and six months ended June 30, 1999, respectively.

         Average loans increased 9 percent in both the three- and six-month periods, or $364 million and $370 million, respectively, while average securities increased over 7 percent in both periods, or $82 million and $96 million, respectively. These volume increases in earning assets were the largest contributors to the net interest margin improvements. The deposit mix change was favorable as average noninterest-bearing deposits increased $131 million and $122 million for the three- and six-month periods, respectively, and lower cost savings, including NOW and money market, increased $200 million in both comparisons. Higher cost certificates of deposit decreased $206 million and $222 million, respectively, for the three and six months ended June 30, 1999, compared with last year. Average low-cost borrowings increased $299 million and $316 million for the three- and six-month periods, respectively, this year compared with a year ago to provide additional funding for the loan and securities growth. The effect on net interest income from these favorable changes in volume of interest-earning assets and interest-bearing liabilities was an increase of $5.8 million and $11.5 million for the three- and six-month periods ended June 30, 1999, respectively, compared with the same periods last year.

         Yields on earning assets and cost of interest-bearing liabilities largely reflect a decline in interest rates that occurred in the second half of 1998 and the resulting lower interest rate environment this year. Yield on earning assets was 7.25 percent and 7.34 percent for the three- and six-month periods, a decline of 51 and 53 basis points, respectively, from last year. Yield on securities decreased 25 basis points to 6.19 percent and yield on loans declined 60 basis points to 8.07 percent compared with the same quarter last year. The cost of interest-bearing liabilities decreased 47 basis points and 45 basis points for the three- and six-month periods to 2.74 percent and 2.79 percent, respectively, this year. In response to lower market rates, the Company lowered rates on new or rolled over certificates of deposit and certain savings products. The average cost of interest-bearing deposits this quarter was 3.30 percent, a decline of 62 basis points from the same period a year ago. The Company also shortened the average life of its borrowings which reduced borrowing costs by 76 basis points for both the three- and six-month periods to under 4.66 percent. The net effect of rate changes on net interest income for the three and six months ended June 30, 1999, compared with the same periods last year, was a decrease of $1.2 million and $3.4 million, respectively.

         The interest rate margin and spread were 4.76 percent and 4.03 percent this quarter, very close to last year's levels of 4.78 percent and 3.94 percent, respectively. The effect of favorable changes in earning assets and deposit mix and lower liabilities costs were approximately offset by lower earning asset yields. For the first half of this year, interest rate margin and spread were
4.80 percent and 4.05 percent, respectively, compared with 4.86 percent and 4.03 percent in the first half of last year.

         The lower interest rate environment experienced over the last year appears to have bottomed out. On July 1, 1999, the Federal Reserve Board announced an increase in the rate charged to member banks for borrowings from the Federal Reserve. Following the announcement, the Company's subsidiary banks, consistent with most banks across the country, increased the prime lending rate by 25 basis points. If a rising interest rate or inflationary environment does develop in the second half of this year, the Company believes the effect on its net interest margin and spread could be neutralized in the short term.

NONINTEREST INCOME

         Total noninterest income increased $4.0 million to $15.1 million for the three months ended June 30, 1999, compared with the same period last year. Deposit account service charges experienced the largest increase, $.9 million due mostly to an increase in nonsufficient fund ("NSF") fees from customer account growth and an increase in the NSF charge rate during the quarter. Also higher were asset management fees $.6 million, corporate services income $.4 million, mutual fund fees $.4 million, and insurance commission income $1.0 million due to the June 1999 purchase of the Brewer & Lord LLP insurance agency. Refer to Note 5 to the Notes to Consolidated Financial Statement for a discussion of acquisitions. For the six months ended June 30, 1999, noninterest income increased $5.0 million to $28.5 million compared with the first half of 1998. Growth in fee-based businesses including asset management, deposit account services charges, corporate services income and mutual funds, contributed to the increase. This year's noninterest income included $1.2 million in residual income on terminated equipment leases, while 1998 included $1.7 million in realized securities gains on mostly venture capital investments compared with $.3 million in realized gains this year.

NONINTEREST EXPENSE

         Total noninterest expense was $52.1 million, $4.9 million higher than the same quarter a year ago. Salary and employee benefits increased $4.0 million consistent with the expanding operations of the Company, additional staffing related to the transfer of outsourced data processing of the acquired banks to the Company's in-house operating systems, and the additional salaries and commissions related to insurance agency activities. Occupancy expense increased $1.0 million, reflective of expanded activities, including two new banking branches. Equipment depreciation and maintenance increased $.7 million due to the recent installation of a new mainframe computer and continued investment in other computer hardware and software systems. Year 2000 readiness expense was $1.4 million this quarter, $.6 million higher than a year ago and $.9 million lower than the peak of $2.3 million in the fourth quarter of 1998. The Company expects this expense to continue to decrease as the Company's Year 2000 Readiness Program nears completion. The increase in other noninterest expense was due mostly to increases in communication expense, primarily telephone and postage, as part of expanding operations. Partially offsetting these expense increases was lower outsourced data processing expense of $.6 million and lower foreclosed asset and workout expense of $1.8 million compared to the same quarter last year which included a $1.7 million write-down on other real estate owned by the former Somerset Savings Bank.

         For the six months ended June 30, 1998, noninterest expense was $104.4 million, an increase of $11.5 million over the first half of 1998. The increase reflects the effect of expanded operations and the move to bring in-house the Company's operating systems. Salary and employee benefits increased $7.1 million, occupancy was up $1.6 million, computer equipment expense increased $2.0 million, and communications expense increased $1.0 million. Year 2000 readiness expense totaled $3.2 million in the first half of this year, an increase of $1.8 million over last year. The 1999 expenses also included a $1.2 million write-down of impaired leasehold improvement at the Company's operations facility in connection with an announced move to a larger owned data processing center, while the first half of 1998 included a $.7 million write-down to market value of a branch held for sale. Partially offsetting these expense increases was $1.1 million reduction in outsourced data processing and the absence of the aforementioned 1998 $1.7 million other real estate owned write-down.

         The second quarter 1999 operating efficiency ratio, which excludes realized gains/losses on sales of securities and loans, merger-related restructuring charges, and foreclosed asset and workout expense was 63.5 percent. This compares with 61.8 percent for the same quarter a year ago and reflects an improvement over the 65.4 percent reported in the first quarter of this year.

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

         During 1998, the Awareness, Assessment, and Project Planning phases of the Company's Year 2000 Readiness Program were completed and Unit Test Plans for mission critical systems were also completed. Mission critical systems are defined by the Company as those vital to the successful continuance of core business activities. During the first half of 1999, the Company continued to develop Test Plans for noncritical applications which are now substantially complete. The Remediation Phase, wherein software and hardware are either modified or replaced is complete for mission critical applications. Progress on the Remediation phase for nonmission critical applications continued during the second quarter and is presently scheduled to be completed by September 30, 1999. Unit Testing of individual mission critical systems was completed during the second quarter. Unit Testing for nonmission critical systems is well under way and is expected to be substantially completed by September 30, 1999. Integration Testing for mission critical systems is complete, while the completion date for nonmission critical systems is early fourth quarter of 1999. Integration testing involves the testing of applications on an integrated basis, with systems interacting or exchanging data in a future date environment. As of June 30, 1999, the mission critical System Implementation phase, wherein systems are placed into production and used in the normal course of operations, was substantially complete with all but two of the remediated systems now in use. These two systems, installment loan and installment loan origination, are scheduled to be placed into production by August 31, 1999.

         The Company has in place a substantial program for evaluating potential credit risk that might arise should any of its large commercial customers experience their own Year 2000 issues. The initial portion of the Commercial Phase, which included the evaluation of credit risk stemming from problems borrowers may have in resolving their own Year 2000 issues, has been completed. Monitoring the remediation efforts of high risk customers is ongoing. During the monitoring stage the Company has implemented a course of action and procedures designed to reduce any increased potential credit risk as a result of a borrower's Year 2000 issues. The Company is communicating with its major borrowing relationships on a regular basis and evaluated credit risk related to Year 2000 issues based on responses from these customers. Risk mitigation plans have been developed for those customers whose Year 2000 credit risk remains high. Such plans utilize the normal process that the Company employs to manage credit risk, including appropriate rating under the Company's existing credit risk rating profile. Refer to the caption, "Credit Quality and Reserve for Possible Loan Losses," in this Form 10-Q for a discussion. The Company will continue to closely monitor these high risk customers.

         During the second quarter of 1999, the Company updated Business Continuation Plans and developed Year 2000 contingency addendum for 12 area that the Company identified as its core business processes. Validation tests of all 12 plans were conducted during the quarter. The processes involved with the Company's data center and check processing were tested at the Company's off-site disaster recovery locations. For the other 11 areas, testing consisted of the performance of a structured walk-through of each Business Continuation Plan and its Year 2000 addendum. Additionally, the Company has developed a contingency plan that addresses potential liquidity and cash needs for year-end 1999. During the third quarter the Company will further refine its liquidity and cash contingency plans and will update Business Continuation Plans for other business processes.

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

         At June 30, 1999, Year 2000 external readiness expense totaled $8.7 million, $3.2 million in the first six months of this year, $5.4 million in 1998, and $.1 million in 1997. Although total external costs for the entire project have yet to be determined, the Company expects to incur, as current operating expense (including the above $8.7 million), costs in the range of $10 million to assure Year 2000 readiness. These costs and estimates do not include internal costs incurred for Year 2000 matters. Such internal costs, which are not separately tracked by the Company, consist principally of payroll costs of its information systems group. Capital expenditures for new equipment and software purchases are expected to total an additional $1 million. This estimate does not include the cost of a number of system installations previously planned by the Company in the normal course of business. Costs of the Year 2000 project are based on current estimates and actual results could vary significantly from such estimates.

INCOME TAXES

         The Company recorded income taxes in the second quarter of this year of $10.4 million which resulted in an effective tax rate of 36.9 percent compared with $9.4 million at an effective tax rate of 35.0 percent for the same period last year. The 1998 quarter benefited from a nonrecurring tax credit of approximately $.7 million recorded by the former Somerset Savings Bank. The tax credit recorded by Somerset amounted to $1.8 million for the six months ended June 30, 1998.

         Included in other assets as of June 30, 1999 was a deferred tax asset of approximately $26 million. The Company believes that it is more likely than not that the benefit of this deferred asset will be realized in future periods.

ASSETS

         Total assets at June 30, 1999 were $6.032 billion, an increase of $131 million since the beginning of the year. Net loan growth of $157 million to $4.453 billion and increases in federal funds sold and cash was partially offset by a $107 million decrease in securities. Other investments of $99 million at June 30, 1999, included restricted stock of the Federal Home Loan Bank of Boston ("FHLB") of $69 million and certain other nonmarketable investments. Net intangible assets increased $25 million due to the purchase of Brewer & Lord LLP and the resulting goodwill. The completed purchase of a new operations center was the largest contributor to the $27 million increase in premises, furniture and equipment.

         The following table presents the composition of the loan portfolio:





                                                      JUNE 30,         MARCH 31,       DECEMBER 31,       JUNE 30,
                                                       1999               1999            1998             1998
                                                    ----------        ----------       ------------       --------

Commercial:
  Commercial and financial.......................   $1,457,279        $1,371,187       $1,360,274        $1,134,797
  Real estate....................................      585,113           596,201          551,734           530,353
  Lease financing................................       74,643            74,491           76,053            65,366
  Construction...................................       62,539            70,462           55,989           103,162
Consumer:
  Residential mortgage...........................      990,803         1,019,045        1,085,353         1,240,197
  Indirect automobile installment................      999,105           947,866          909,605           753,362
  Indirect automobile lease financing ...........      135,272           117,023           98,363            62,119
  Home equity....................................      109,861           111,631          120,020           129,365
  Other consumer.................................       38,445            37,539           38,712            41,715
                                                    ----------        ----------       ----------        ----------
        Total loans..............................   $4,453,060        $4,345,445       $4,296,103        $4,060,436
                                                    ==========        ==========       ==========        ==========


         The Company's commercial loan portfolios listed above totaled $2.180 billion at June 30, 1999, reflecting a net increase of $136 million since year end and $346 million from a year ago, as new loan originations and advances exceeded normal amortization and payoffs. Residential loans decreased $95 million during the first six months to $991 million due to high levels of prepayment and normal amortization. The low interest rate environment has accelerated prepayment rates in this portfolio, however, the recent rise in market interest rates for mortgages may reduce the prepayment rate in future periods. The indirect automobile loan portfolio grew 10 percent, or $90 million, in the first six months of this year to $999 million compared with 33 percent, or $246 million over the prior year. Management expects growth in this portfolio to continue at a more moderate pace. These loans are subjected to the Company's credit quality standards and are not what is referred to in the industry as "subprime" automobile loans. Indirect automobile lease financing, a product the Company initiated through existing client automobile dealers in 1997, totaled $135 million at June 30, 1999, compared with $98 million at year end and $62 million a year ago.

LIQUIDITY AND FUNDING

         Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through amortization, maturity or sale of assets such as loans and securities, liability sources such as increased deposits, utilization of a FHLB credit facility, borrowings from the Federal Reserve Bank of Boston, purchased or other borrowed funds, and access to the capital markets. The Company's securities portfolio, except for $99 million in restricted and nonmarketable investments, is classified entirely as available-for-sale, which provides the flexibility to sell securities, based upon changes in economic or market conditions, interest rate risk and the Company's financial position and liquidity.

         At June 30, 1999, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $722 million, or 12 percent of total assets.

         The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term and other borrowings. Total deposits increased $7 million since year-end 1998 to $4.241 billion. Noninterest-bearing deposits increased $45 million. Savings deposits increased $58 million while certificates of deposit decreased $96 million. Short-term and other borrowings, which consist principally of borrowings from the FHLB and securities sold under agreement to repurchase, increased $129 million to $1.191 billion.

         As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents increased $3 million during the six-month period ended June 30, 1999. Cash provided by operations resulted largely from net income earned during the period. Cash used by investing activities was due to net new loan fundings and an increase in federal funds sold and the purchase of Brewer & Lord LLP insurance agency, partially offset by net maturities of securities available-for-sale. Net cash provided by financing activities was primarily due to an increase in nontime deposits and short-term and other borrowings, partially offset by a decrease in certificates of deposit.

         At June 30, 1999, the parent company had $4 million in cash and $15 million in repurchase agreements compared with $5 million in cash and $15 million in repurchase agreements at year end. The decrease in cash was primarily due to $13 million in dividends paid to shareholders and $5 million in stock repurchase transactions, net of $19 million in dividends received from subsidiaries.

INTEREST RATE RISK

         Volatility in interest rates requires the Company to manage interest rate risk which arises from differences in the timing of repricing of assets and liabilities. Management monitors and adjusts the difference between interest-sensitive assets and interest-sensitive liabilities ("GAP" position) within various time frames. Within GAP limits established by the Board of Directors, the Company seeks to balance the objective of insulating the net interest margin from rate exposure with that of taking advantage of anticipated changes in rates in order to enhance income. The Company's policy is to limit its one-year cumulative GAP position to 2.5 times equity, presently equal to approximately 22 percent of total assets. The Company manages its interest rate GAP primarily by lengthening or shortening the maturity structure of its securities and borrowing portfolios.

         The Company's GAP presentation may not reflect the degrees to which interest-earning assets and core deposit costs respond to changes in market interest rates. The Company's rate-sensitive assets consist primarily of loans tied to the prime rate, U.S. Treasuries or the London Interbank Offered Rate ("LIBOR").

         The following table summarizes the Company's GAP position at June 30, 1999:




                                                               INTEREST SENSITIVE PERIODS
                                               ------------------------------------------------------------
                                               0-30 DAYS       31-91 DAYS       91-365 DAYS     OVER 1 YEAR         TOTAL
                                               ---------       ----------       -----------     -----------         -----
                                                                          (DOLLARS IN MILLIONS)

Loans, net of reserve..................         $ 1,165           $ 261           $  875            $2,088          $4,389
Federal funds sold and other...........              15                                                                 15
Securities.............................              61              85              149               910           1,205
Other assets...........................              29                                                394             423
                                                -------           -----           ------            ------          ------
        Total assets...................         $ 1,270           $ 346           $1,024            $3,392          $6,032
                                                -------           -----           ------            ------          ======

Interest-bearing deposits..............         $   898           $ 241            $ 604            $1,606          $3,349
Borrowed funds.........................           1,161              10                3                17           1,191
Noninterest-bearing deposits...........             188                                                704             892
Other liabilities and stockholders'
   equity..............................                                                                600             600
                                                -------           -----           ------            ------          ------
        Total liabilities and equity...         $ 2,247           $ 251           $  607            $2,927          $6,032
                                                -------           -----           ------            ------          ======

GAP for period.........................         $  (977)          $  95           $  417            $  465
                                                -------           -----           ------            ------
Cumulative GAP.........................         $  (977)          $(882)          $ (465)           $    0
                                                =======           =====           ======            ======

As a percent of total assets...........          (16.20)%        (14.62)%          (7.71)%



         The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for noninterest-bearing deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At June 30, 1999, the one-year cumulative GAP position was negative at $465 million, or approximately 8 percent of total assets. The average life of earning assets has been extended through the purchase of longer-term securities lessening the economic risk from accelerated prepayment. In addition, the average life of interest-bearing liabilities has been shortened as long-term borrowings at maturity have been replaced with short-term and overnight borrowings.

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

         At June 30, 1999, substandard loans were $46.7 million compared with $43.6 million at March 31, 1999. Loans reported as substandard include loans classified as Substandard or Doubtful as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include those on nonaccrual, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable. At June 30, 1999, approximately 29 percent of loans classified as Substandard or Doubtful were collateralized by real estate and the remainder by accounts receivable, inventory, equipment and other business assets.

         Also, at June 30, 1999, loans rated Special Mention in the Company's internal risk rating profile amounted to $45.9 million, all of which were current. Special Mention loans, as defined by the Company, have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the assets.

         The following table displays the Company's total nonperforming assets and measures performance regarding certain key indicators of asset quality:






                                                   JUNE 30,        MARCH 31,      DECEMBER 31,      JUNE 30,
                                                     1999            1999            1998             1998
                                                   --------        ---------      ------------      --------
                                                                      (DOLLARS IN THOUSANDS)

Nonperforming assets:
   Nonaccrual loans.........................        $25,476         $23,970          $23,967         $27,854
   Accruing loans 90 days or more past due..          1,470           2,998            2,423           1,252
   Other property owned ("OPO"), net*.......          3,148           4,542            4,660           3,756
   Restructured loans.......................                                             141          12,879
                                                    -------         -------          -------         -------
Total nonperforming assets..................        $30,094         $31,510          $31,191         $45,741
                                                    =======         =======          =======         =======

Reserve for possible loan losses............        $63,654         $63,840          $65,274         $68,708
Net chargeoffs for the quarter..............          1,586           2,634            5,451              71
OPO reserve.................................          2,886           5,677            5,657           5,604

Ratios:
   Reserve to nonaccrual loans..............         249.9%          266.3%           272.3%          246.7%
   Reserve to total of nonaccrual loans,
    accruing loans 90 days or more past due,
    and restructured loans..................         236.2%          236.7%           246.0%          163.6%
   Reserve to period-end loans..............           1.4%            1.5%             1.5%            1.7%
   Nonaccrual loans and accruing loans over
     90 days past due to period-end loans...           0.6%            0.6%             0.6%            0.7%
   Nonperforming assets to period-end
     loans and OPO..........................           0.7%            0.7%             0.7%            1.0%
   Annualized net charge-offs (recoveries)
     to average loans.......................           0.2%            0.2%             0.5%            0.0%
   OPO reserve to OPO.......................          47.8%           55.6%            54.8%           59.9%


------------

* Included in other property owned ("OPO") are other real estate, automobiles and equipment acquired through foreclosure or in settlement of loans and leases.

         As shown in the table above, total nonperforming assets were $30.1 million, a decrease of $1.4 million from March 31. The reduction in nonperforming assets from a year ago of $15.6 million was due mostly to the sale in the latter half of 1998 of $21 million in substandard commercial and residential loans acquired in that year's bank acquisitions. The quarter-to-date net charge-offs of $1.7 million and provision for possible loan losses this quarter of $1.4 million resulted in a reserve of $63.7 million at June 30. The reserve to nonaccrual loan ratio was 250 percent at June 30, 1999. Reserve to total loans decreased slightly to 1.4 percent from 1.5 percent at March 31.

         The Company's consumer loan delinquency rates (greater than 30 days past due including nonaccruals) continue to remain at favorable levels. The delinquency rate for the indirect automobile loans, the second largest component of the Company's consumer loan portfolio, was 2.16 percent at June 30, 1999, down from 2.25 percent at year end. It is possible that the combination of a reduction in growth rate of the indirect automobile loans and the eventual maturity of the existing portfolio, may result in an increase in the delinquency rate and subsequent level of chargeoffs in future periods.

         At June 30, 1999, total impaired loans were $17.3 million, comprised of $3.3 million that required a reserve for possible loan losses of $850 thousand and $14.0 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") are commercial and commercial real estate loans recognized by the Company as nonaccrual and restructured.

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

         No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses to each category of loans is presented below:




                                                 JUNE 30,        MARCH 31,      DECEMBER 31,      JUNE 30,
                                                   1999            1999            1998             1998
                                                 --------        ---------      ------------      --------
                                                                      (DOLLARS IN THOUSANDS)


Reserve for possible loan losses
  allocation to loans outstanding:
   Commercial:
     Commercial and financial............       $ 22,902         $ 20,891        $20,938          $ 17,897
     Real estate.........................          9,195            9,083          8,492             8,839
     Lease financing.....................          1,586            1,644          1,685             1,202
     Construction........................            983            1,074            862             1,605
   Consumer*.............................         28,988           29,027         30,152            28,225
   Unallocated...........................                           2,121          3,145            10,940
                                                --------         --------         ------          --------
      Total loan loss reserve............       $ 63,654         $ 63,840        $65,274          $ 68,708
                                                ========         ========        =======          ========

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations). Management believes, as of June 30, 1999, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements.

         The actual capital amounts and ratios of the Company and its banking subsidiaries as of June 30, 1999 are presented in the following summary:




                                                     AMOUNT                                        PERCENT
                                      ----------------------------------------       -----------------------------------------
                                                    ADEQUATELY        WELL                        ADEQUATELY         WELL
                                                   CAPITALIZED     CAPITALIZED                    CAPITALIZED    CAPITALIZED
                                      ACTUAL         MINIMUMS       MINIMUMS         ACTUAL        MINIMUMS        MINIMUMS
                                      ------       -----------     -----------       ------       -----------    ------------
                                                                      (DOLLARS IN MILLIONS)

UST Corp. Consolidated:
  Tier 1 leverage capital.....         $470.5         $ 235.6             *          7.99%            4.00%             *
  Tier 1 capital..............          470.5           199.7             *          9.42%            4.00%             *
  Total (Tier 1 and Tier 2)
    capital ..................          533.4           399.3             *         10.69%            8.00%             *

USTrust:
  Tier 1 leverage capital.....          436.7           236.2         $ 295.5        7.40%            4.00%          5.00%
  Tier 1 capital..............          436.7           198.6           298.1        8.79%            4.00%          6.00%
Total (Tier 1 and Tier 2)
    capital ..................          499.0           397.2           496.5       10.05%            8.00%         10.00%
United States Trust Company:
  Tier 1 leverage capital.....            6.1             1.1             1.4       22.05%            4.00%          5.00%
  Tier 1 capital..............            6.1             0.6             0.9       42.83%            4.00%          6.00%
  Total (Tier 1 and Tier 2)
    capital ..................            6.1             1.1             1.4       42.89%            8.00%         10.00%


------------

* Not applicable

         On June 15, 1999, a regular quarterly dividend to stockholders was declared of $0.15 per share for a total of $6.4 million payable on July 26, 1999. This quarter's dividend was consistent with last quarter and the same quarter last year.

         In November 1998, the Company announced that its Board of Directors approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to 310,000 shares which constitutes less than 1 percent of the Company's common stock outstanding. The repurchase program will not affect the Company's use of the pooling of interests method of accounting to record the earlier acquisitions by the Company of Affiliated and Somerset. The program authorized the Company to buy back common stock from time to time, subject to prevailing market conditions, in the open market or in privately negotiated transactions. As of June 30, 1999, all of the authorized 310,000 shares had been repurchased under this program, 306,053 shares were reissued and 3,947 shares remained in treasury.

         In connection with the transaction with Citizens, the Company granted to Citizens an option to acquire newly-issued shares equal to 19.9 percent of the Company's outstanding common stock exercisable in certain circumstances, including a third-party's interference with the transaction. The Company is unaware of any event that has occurred that would permit Citizens to exercise or assert rights under this option.

RECENT ACCOUNTING DEVELOPMENTS

         On January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and SOP 98-5, "Reporting on the Costs of Start-up Activities," both issued by the American Institute of Certified Public Accountants. SOP 98-1 requires that computer software costs associated with internal use software be expensed as incurred until certain capitalization criteria are met. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities be expensed as incurred. The adoption of these SOP's did not have a material impact on the Company's financial position or results of operations.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         The preceding Management's discussion and Notes to Consolidated Financial Statements of this Form 10-Q contain certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, including without limitation statements regarding (i) rates of loan growth and amortization; (ii) the rate of loan delinquencies and amounts of chargeoffs; (iii) the level of reserve for possible loan losses; (iv) the amount and timing of future period cost savings and operating efficiencies; (v) the Company's ability to minimize any detrimental effects of the Year 2000 problem and estimates of associated expense; (vi) expectations regarding the Company's earning asset and cost of interest-bearing liabilities rates as well as the effects on operating results from changes in market interest rates; (vii) utilization of deferred tax assets; and (viii) expectations as to the timing and effect of the Citizens transaction. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company and estimates of the effects of its past acquisition activities. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations. Risk factors that could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, which could further accentuate credit-related losses and expenses; (iii) adverse changes in the local real estate market can also negatively affect credit risk as most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral; (iv) the consequences of continued bank acquisitions and mergers in the Company's market, resulting in fewer but much larger and financially stronger competitors which could increase competition for financial services to the Company's detriment;
(v) fluctuations in market rates and prices can negatively affect net interest margin, asset valuations and expense expectations; (vi) the various risk factors discussed under the caption "Year 2000" of this Form 10-Q; (vii) changes in the regulatory requirements of federal and state agencies applicable to bank holding companies and banks, such as the Company and its Subsidiary Banks, which could have a materially adverse effect on the Company's future operating results; and
(viii) receipt of regulatory and shareholder approval of the Citizens transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


         For the quarter ended June 30, 1999, Items 2, 3, and 5 of Part II are either inapplicable or would elicit a response of "None" and, therefore, no reference thereto has been made herein.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF STOCKHOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 18, 1999, at which time the election of each of the following seven (7) Directors of the Company, each of whom will serve for a three-year term was submitted to a vote of the Stockholders of the Company:

           Timothy J. Hansberry               Gerald M. Ridge
           Brian W. Hotarek                   William Schwartz
           James E. McCobb, Jr.               Michael J. Verrochi, Jr.
           Vikki L. Pryor

         The following votes were cast with respect to the election of
Directors:

                                                              WITHHOLD
                                               FOR           AUTHORITY        ABSTAIN      NONVOTING
                                               ---           ---------        -------      ---------
           Timothy J. Hansberry             32,330,509            0            389,126          0
           Brian W. Hotarek                 32,336,374            0            383,261          0
           James E. McCobb, Jr.             32,334,398            0            385,237          0
           Vikki L. Pryor                   32,331,073            0            388,562          0
           Gerald M. Ridge                  32,323,187            0            396,448          0
           William Schwartz                 32,328,067            0            392,568          0
           Michael J. Verrochi, Jr.         32,331,344            0            388,291          0


         One (1) vacancy was retained for this year's class of Directors. The members of this class of Directors were elected to serve three-year terms ending at the 2002 Annual Meeting of Stockholders.

         The following is a list of the sixteen (16) additional Directors of the Company whose terms of office as Directors continued after the meeting:

               Chester G. Atkins                  Neal F. Finnegan
               David E. Bradbury                  Edward S. Heald
               Kendrick G. Bushnell               Francis X. Messina
               Robert M. Coard                    Sydney L. Miller
               Robert L. Culver                   Barbara C. Sidell
               Alan K. DerKazarian                James V. Sidell
               Donald C. Dolben                   Paul D. Slater
               James F. Drew                      G. Robert Tod

         In accordance with the Company's mandatory retirement policy for Directors, three Directors, Messrs. Jack E. Chappell, Edward J. Sullivan and Gordon M. Weiner retired from the Board of the Company on May 18, 1999, the date of the Annual Meeting.

         The proposal to amend the Company's Bylaws so that the date of the Annual Meeting of Stockholders would be changed from the third Tuesday in May to the third Tuesday in April was also submitted to a vote of the Stockholders of the Company at the Annual Meeting of Stockholders held on May 18, 1999. The Proposal had previously been approved by the Company's Board of Directors.

         The following votes were cast with respect to the proposed amendment to the Company's Bylaws:

        IN FAVOR           AGAINST       ABSTAIN       DELIVERED NOT VOTED
        --------           -------       -------       -------------------

       32,214,076          157,510       347,708               342


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The Notice of the Annual Meeting of Stockholders dated April 14, 1999 and related proxy card for the Annual Meeting of Stockholders to be held on May 18, 1999 was previously filed with the Securities and Exchange Commission on April 14, 1999 in hard copy and EDGAR electronic formats.

                  27.1 Article 9 Summary Financial Information for the six months ended June 30, 1999.

                  27.2 Article 9 Restated Summary Financial Information for the six months ended June 30, 1998.

         (b)      Reports on Form 8-K.

                           Current Report on Form 8-K filed by the Company on July 2, 1999 (Reporting the Company's entry into an Agreement and Plan of Merger, dated as of June 21, 1999, with Citizens pursuant to the terms of which the Company will be acquired by Citizens).

         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.


Date:    August 13, 1999            By: /s/  Neal F. Finnegan
                                        ---------------------------------------
                                        Neal F. Finnegan,
                                        President and Chief Executive Officer



Date:    August 13, 1999            By: /s/  James K. Hunt
                                        ---------------------------------------
                                        James K. Hunt, Executive Vice President,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)