Form 10-Q
period 1999-09-30
UST CORP /MA/
filed 1999-11-15
CIK 316901

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. At October 31, 1999, there were 42,821,182 shares of common stock outstanding, par value $.625 per share.



================================================================================

                                    UST CORP.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

             Consolidated Balance Sheets - September 30, 1999 and
               December 31, 1998............................................   3

             Consolidated Statements of Income - Three and
               Nine Months Ended September 30, 1999 and 1998................   4

             Consolidated Statements of Changes in Stockholders'
               Investment - Nine Months Ended September 30, 1999
               and 1998.....................................................   5

             Consolidated Statements of Cash Flows -  Nine Months
               Ended September 30, 1999 and 1998............................   6

             Notes to Consolidated Financial Statements.....................   7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............  15

         ITEM 3.  Quantitative and Qualitative Disclosures
                  about Market Risk.........................................  27


PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings.........................................  28

         ITEM 6.  Exhibits and Reports on Form 8-K..........................  28

         SIGNATURES ........................................................  29

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                    UST CORP.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                                            1999           1998
                                                                                        ------------    -----------
                                                                                         (UNAUDITED)
                                     ASSETS

Cash, due from banks and interest-bearing deposits ..................................    $  129,648      $  126,861
Federal funds sold ..................................................................        18,531           7,969
Securities:
   Securities available-for-sale:
      Mortgage-backed securities ....................................................     1,155,705       1,077,543
      U.S. Treasury and federal agencies, and other securities ......................       101,020         136,772
                                                                                         ----------      ----------
           Total securities available-for-sale ......................................     1,256,725       1,214,315
   All other investments, at cost ...................................................        99,350          97,838
                                                                                         ----------      ----------
           Total ....................................................................     1,356,075       1,312,153
Loans:
   Loans - net of unearned discount of $52,334 in 1999 and
     $42,779 in 1998 (Note 2) .......................................................     4,524,148       4,296,103
   Reserve for possible loan losses (Note 2) ........................................       (67,556)        (65,274)
                                                                                         ----------      ----------
           Total loans, net .........................................................     4,456,592       4,230,829
Premises, furniture and equipment, net ..............................................       113,519          90,424
Intangible assets, net ..............................................................        75,201          51,959
Other property owned, net ...........................................................         2,023           4,660
Other assets ........................................................................        99,681          76,022
                                                                                         ----------      ----------
           Total assets .............................................................    $6,251,270      $5,900,877
                                                                                         ==========      ==========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Deposits:
   Noninterest-bearing ..............................................................    $  933,057      $  847,341
   Interest-bearing:
      NOW ...........................................................................        59,493          69,739
      Money market ..................................................................       987,473         964,705
      Regular savings ...............................................................     1,031,856         962,852
      Time:
        Certificates of deposit over $100 thousand ..................................       304,422         300,543
        Other .......................................................................       946,785       1,088,491
                                                                                         ----------      ----------
           Total deposits ...........................................................     4,263,086       4,233,671
Short-term borrowings ...............................................................     1,331,944         986,082
Other borrowings ....................................................................        33,376          76,043
Other liabilities ...................................................................        75,904          71,536
                                                                                         ----------      ----------
           Total liabilities ........................................................     5,704,310       5,367,332
Commitments and contingencies (Note 3)
Stockholders' investment (Note 4):
  Preferred stock $1 par value; Authorized - 4,000,000 shares; Outstanding -- none
  Common stock $.625 par value; Authorized - 75,000,000 shares
    Issued - 42,772,233 and 42,824,177 shares in 1999 and 1998, respectively ........        26,733          26,765
  Additional paid-in capital ........................................................       202,538         201,936
  Retained earnings .................................................................       331,189         300,003
  Accumulated other comprehensive income ............................................       (13,717)          7,563
  Treasury stock, at cost:  80,451 shares in 1998 ...................................                        (1,866)
  Other .............................................................................           217            (856)
                                                                                         ----------      ----------
           Total stockholders' investment ...........................................       546,960         533,545
                                                                                         ----------      ----------
           Total liabilities and stockholders' investment ...........................    $6,251,270      $5,900,877
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

                                    UST CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                                   --------------------    ---------------------
                                                                     1999        1998        1999        1998
                                                                   ---------   --------    ---------    --------
Interest income:
  Interest and fees on loans ...................................   $ 90,450    $ 89,041     $266,356    $263,337
  Interest and dividends on securities:
     Taxable ...................................................     19,817      16,518       57,240      51,954
     Nontaxable and preferential rate income ...................        317         508        1,179       1,790
  Interest on federal funds sold and other
    short-term investments .....................................        315       1,447        1,330       3,560
                                                                   --------    --------     --------    --------
                Total interest income ..........................    110,899     107,514      326,105     320,641
                                                                   --------    --------     --------    --------
Interest expense:
  Interest on deposits .........................................     27,199      32,916       82,842      98,883
  Interest on borrowings .......................................     15,901      11,862       42,228      34,046
                                                                   --------    --------     --------    --------
                Total interest expense .........................     43,100      44,778      125,070     132,929
                                                                   --------    --------     --------    --------
  Net interest income ..........................................     67,799      62,736      201,035     187,712
Provision for possible loan losses (Note 2) ....................      6,000         789        8,600       1,011
                                                                   --------    --------     --------    --------
  Net interest income after provision for
    possible loan losses .......................................     61,799      61,947      192,435     186,701
                                                                   --------    --------     --------    --------
Noninterest income:
  Asset management fees ........................................      4,602       3,732       13,177      11,311
  Deposit account service charges ..............................      4,152       3,017       11,255       8,856
  Insurance commission income ..................................      2,918                    3,903
  Corporate services income, net ...............................      1,795       1,493        5,459       4,484
  Securities gains, net ........................................        312         862          625       2,595
  Gain on sale of loans ........................................          7         193          316         512
  Other ........................................................      4,804       2,595       12,374       7,605
                                                                   --------    --------     --------    --------
                 Total noninterest income ......................     18,590      11,892       47,109      35,363
                                                                   --------    --------     --------    --------
Noninterest income:
  Salary and employee benefits .................................     27,360      24,120       82,333      71,985
  Occupancy, net ...............................................      4,981       3,898       14,636      11,904
  Equipment depreciation and maintenance .......................      4,013       2,512       11,552       8,003
  Intangible asset amortization ................................      2,000       1,589        5,093       5,243
  Data processing services .....................................      1,998       2,478        5,180       6,765
  Professional and consulting fees .............................      1,601         908        4,731       3,609
  Year 2000 readiness expense ..................................        973       1,738        4,152       3,077
  Advertising and promotion ....................................        929       1,495        3,607       4,386
  Foreclosed asset and workout expense .........................       (707)        429         (150)      3,073
  Restructuring charges ........................................                 11,505                   11,505
  Acquisition and merger-related expense .......................                  8,046                    8,071
  Other ........................................................      7,227       8,312       23,629      22,255
                                                                   --------    --------     --------    --------
                Total noninterest expense ......................     50,375      67,030      154,763     159,876
                                                                   --------    --------     --------    --------
Income before income taxes .....................................     30,014       6,809       84,781      62,188
  Income tax provision .........................................     10,888       5,071       30,553      24,266
                                                                   --------    --------     --------    --------
                 Net income ....................................   $ 19,126    $  1,738     $ 54,228    $ 37,922
                                                                   ========    ========     ========    ========
Per share data (Note 4):
  Basic earnings per share .....................................   $   0.45    $   0.04     $   1.27    $   0.90
  Diluted earnings per share ...................................   $   0.44    $   0.04     $   1.25    $   0.88
  Cash dividends declared per share ............................   $   0.15    $   0.14     $   0.45    $   0.39



   The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     ACCUMULATED
                                                              ADDITIONAL               OTHER
                                    COMPREHENSIVE   COMMON     PAID-IN   RETAINED   COMPREHENSIVE  TREASURY
                                    INCOME (LOSS)    STOCK     CAPITAL   EARNINGS   INCOME (LOSS)    STOCK      OTHER     TOTAL
                                    ------------    ------    ---------- --------   -------------  --------     -----     -----

Balance December 31, 1997,
  as previously stated in
  the 1998 Form 10-K .................              $26,528   $195,047   $268,049      $ 3,164      $(3,402)    $ (330)  $489,056
Comprehensive income (Note 6):
  Net income ......................... $37,922                             37,922                                          37,922
  Other:
    Unrealized securities gains,
      net of $6,215 tax expense ......  12,020
    Less: Reclassification of
      securities gains included
      in net income, net of
      $1,070 tax expense .............   1,525
                                       -------
         Total other comprehensive
           income ....................  10,495                                          10,495                             10,495
                                       -------
         Total comprehensive income .. $48,417
                                       =======
Cash dividends declared ..............                                    (16,707)                                        (16,707)
Activity related to stock option,
  restricted stock and stock
  purchase plans .....................                  154      8,261                                                      8,415
Other stockholders' investment
  activity ...........................                                         43                                 (953)      (910)
                                                    -------   --------   --------     --------      -------    -------   --------
Balance September 30, 1998............              $26,682   $203,308   $289,307     $ 13,659      $(3,402)   $(1,283)  $528,271
                                                    =======   ========   ========     ========      =======    =======   ========
Balance December 31, 1998 ............              $26,765   $201,936   $300,003     $  7,563      $(1,866)   $  (856)  $533,545
Comprehensive income (Note 6):
  Net income.......................... $54,228                             54,228                                          54,228
  Other:
     Unrealized securities losses,
       net of $14,662 tax benefit .... (20,914)
     Less: Reclassification of
       securities gains included in
       net income, net of $259
       tax expense ...................     366
                                       -------
         Total other comprehensive
            loss ..................... (21,280)                                        (21,280)                           (21,280)
                                       -------
         Total comprehensive income .. $32,948
                                       =======
Cash dividends declared.............                                      (19,226)                                        (19,226)
Activity related to stock option,
  restricted stock and stock
  purchase plans.... .................                  (32)      (205)    (3,816)                    6,556                 2,503
Treasury stock acquired...............                                                               (4,690)               (4,690)
Other stockholders' investment
  activity ...........................                             807                                           1,073      1,880
                                                    -------   --------   --------     --------      -------    -------   --------
Balance September 30, 1999 ...........              $26,733   $202,538   $331,189     $(13,717)     $    --    $   217   $546,960
                                                    =======   ========   ========     ========      =======    =======   ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                    UST CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1999                  1998
                                                                   ---------             ---------
Cash flows from operating activities:
  Net income....................................................    $  54,228            $  37,922
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for possible loan losses..........................        8,600                1,011
    Depreciation and amortization...............................       16,055               13,475
    Accretion of securities discount, net.......................       (2,498)                (847)
    Securities gains, net.......................................         (625)              (2,595)
    Gain on sale of loans held-for-sale.........................         (316)                (512)
    Decrease in loans held-for-sale.............................                             3,955
    Loss on sale of other property owned........................        1,231
    Write-downs of other property owned, net....................          184                1,856
    Write-downs of fixed assets.................................        1,165                  710
    Deferred income tax benefit.................................       (1,246)              (3,670)
    Net change in other assets and other liabilities............       (8,351)              14,834
                                                                    ---------            ---------
                 Net cash provided by operating activities......       68,427               66,139
Cash flows from investing activities:
  Proceeds from sales of securities available-for-sale..........      105,207              299,610
  Proceeds from sales of securities held-to-maturity............                            24,127
  Proceeds from maturities of securities available-for-sale.....      188,007              105,633
  Proceeds from maturities of securities held-to-maturity.......                           139,886
  Purchases of securities available-for-sale....................     (368,702)            (544,505)
  Purchases of securities held-to-maturity......................                           (19,011)
  Purchases of restricted and other nonmarketable securities....       (1,512)
  Net (increase) decrease in federal funds sold.................      (10,562)              60,283
  Net increase in loans.........................................     (242,806)            (230,777)
  Proceeds from other property owned............................       12,640                6,481
  Net proceeds from sale of bank subsidiary.....................                             7,795
  Purchase of insurance agency..................................      (24,497)
  Purchases of premises and equipment, net......................      (35,222)              (9,768)
                                                                    ---------            ---------
                 Net cash used by investing activities..........     (377,447)            (160,246)
Cash flows from financing activities:
  Net increase in nontime deposits..............................      167,242              103,402
  Net decrease in certificates of deposit.......................     (137,827)            (116,024)
  Net increase in short-term and other borrowings...............      303,195              110,373
  Cash dividends paid...........................................      (19,229)             (15,291)
  Treasury stock acquired.......................................       (4,690)
  Issuance of common stock for cash, net........................        3,116                3,814
                                                                    ---------            ---------
                 Net cash provided  by financing activities.....      311,807               86,274
                                                                    ---------            ---------
  Increase (decrease) in cash and cash equivalents..............        2,787               (7,833)
  Cash and cash equivalents at beginning of period..............      126,861              120,521
                                                                    ---------            ---------
  Cash and cash equivalents at end of period....................    $ 129,648            $ 112,688
                                                                    =========            =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest....................................................    $ 123,586            $ 132,816
                                                                    =========            =========
    Income taxes................................................    $  20,743            $  35,777
                                                                    =========            =========
Noncash transactions:
  Transfers from securities held-to-maturity to
    available-for-sale..........................................                         $ 168,245
                                                                                         =========
  Transfers from loans to other property owned..................    $  10,905            $  10,009
                                                                    =========            =========
  Common stock issuance.........................................    $   3,203            $   4,601
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

         The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results of operations for the full year or any other interim period.

         On June 21, 1999, the Company announced the execution of a definitive agreement under which Citizens Financial Group, Inc. ("Citizens"), a wholly-owned subsidiary of The Royal Bank of Scotland, plc., would acquire the Company in a cash transaction for $1.4 billion, or $32 per share. The transaction is subject to regulatory approval and is expected to close in January 2000. In connection with the transaction, the Company granted Citizens an option to acquire newly-issued shares equal to 19.9 percent of the Company's outstanding common stock exercisable in certain circumstances, including a third-party's interference with the transaction. The Company is unaware of any event that has occurred that would permit Citizens to exercise or assert rights under this option. On September 9, 1999, the shareholders of the Company approved the transaction at a special meeting held on that date.

(2)      RESERVE FOR POSSIBLE LOAN LOSSES

         Analysis of the reserve for possible loan losses for the nine months ended September 30, 1999 and 1998 is as follows:

                                                                 1999          1998
                                                                -------       -------
                                                                (DOLLARS IN THOUSANDS)

         Balance at beginning of period.....................    $65,274       $68,539

         Charge-offs........................................      9,513        11,077
         Recoveries on loans previously charged-off.........      3,195         6,726
                                                                -------       -------
         Net charge-offs....................................      6,318         4,351
         Provision for possible loan losses.................      8,600         1,011
                                                                -------       -------
         Reserve of sold bank...............................                      (53)
         Balance at end of period...........................    $67,556       $65,146
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

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      COMMITMENTS AND CONTINGENCIES

         At September 30, 1999, the Company had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                     CONTRACT OR NOTIONAL AMOUNT
                                                     ---------------------------
                                                        (DOLLARS IN THOUSANDS)

 Commitments to extend credit..................              $1,328,000
 Standby letters of credit and financial
    guarantees written.........................                  88,000
 When issued securities contracts..............                  40,000
 Loans sold with recourse......................                   7,000
 Commercial letters of credit..................                   3,000
 Foreign exchange contracts....................                   8,000


         The Company enters into contractual commitments to sell mortgage loans for the purpose of reducing the market risk associated with originating loans for sale. In order to fulfill a commitment, the Company typically first exchanges current production of loans for cash through the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association, which loans are then delivered to national securities firms at a future date at prices or yields specified by the contracts. In the event the Company is unable to originate loans to fulfill the contracts, it has the option to purchase securities in the open market to deliver against the contract or settle the contract for cash. At September 30, 1999, the remaining commitments to deliver loans pursuant to master commitments with secondary mortgage market investors amounted to approximately $18 million. Failure to fulfill delivery requirements of commitments may result in payment of certain fees to investors. Individual commitments to sell loans require the Company to make delivery at a specific future date of a specified amount, at a specified price or yield. Loans are generally sold without recourse and, accordingly, risks arise principally from movements in interest rates.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)      EARNINGS PER SHARE CALCULATION

         The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." The Company's common stock equivalents consist primarily of dilutive outstanding stock options computed under the treasury stock method. Basic and Diluted EPS computations for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                          ------------------      -----------------
                                                           1999        1998        1999       1998
                                                          -------    -------      -------   -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Basic earnings per share computation:
   Numerator:
      Net income........................................  $19,126    $ 1,738      $54,228   $37,992
   Denominator:
      Weighted average shares outstanding...............   42,759     42,606       42,709    42,247
Basic earnings per share................................  $  0.45    $  0.04      $  1.27   $  0.90

Diluted earnings per share computation:
   Numerator:
      Net income........................................  $19,126    $ 1,738      $54,228   $37,992
   Denominator:
      Weighted average shares outstanding...............   42,759     42,606       42,709    42,247
      Dilutive stock options............................      851        785          683       993
                                                          -------    -------      -------   -------
        Weighted average diluted shares outstanding.....   43,610     43,391       43,392    43,240
                                                          =======    =======      =======   =======

Diluted earnings per share..............................  $  0.44    $  0.04      $  1.25   $  0.88


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

         Brewer & Lord LLP

         On June 1, 1999, the Company announced that USTrust completed its acquisition of Brewer & Lord LLP, an independent insurance agency headquartered in Norwell, Massachusetts. The purchase of Brewer & Lord was structured as an all-cash transaction. Through its nine offices, Brewer & Lord specializes in providing personal, commercial and employee benefit-related insurance products to consumers and medium-size and large businesses located primarily in eastern Massachusetts. The Brewer & Lord agency operates as a limited liability company and as a wholly-owned subsidiary of USTrust.

         Restructuring, Acquisition and Merger-related Reserves

         Reserves associated with restructuring and merger-related charges are included in other liabilities and totaled $1.7 million at December 31, 1998 and zero at March 31, June 30, and September 30, 1999. During the first quarter 1999, merger-related cash expenditures and write-offs of $1.7 million were charged against the reserves, while there were no additions to the reserves. There has been no activity in these accounts since the first quarter. For a further discussion of restructuring charges, acquisition and merger-related expense, refer to Note 14 to the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(6)      COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in stockholders' investment during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen, as allowed by SFAS No. 130, to disclose Comprehensive Income, which encompasses net income and unrealized gains or losses on securities available-for-sale, in the Consolidated Statements of Changes in Stockholders' Investment. The impact of this Statement for the nine months ended September 30, 1998 was to increase reported net income of $37.9 million to a total comprehensive net income of $48.4 million. The impact for the nine months ended September 30, 1999 was to decrease reported net income of $54.2 million to a total comprehensive net income of $32.9 million.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7)      BUSINESS SEGMENTS

         The Company provides a broad range of financial services to individuals and small- and medium-sized companies. It services a single geographic area, the New England region with its principal customer base in eastern Massachusetts. The Company's current operations include five reportable "operating segments," Regional Banking, Residential Mortgage, Consumer Lending, Nonregional Commercial Banking and Treasury. Regional Banking consists of sales and customer service groups providing the Company's complete line of retail and commercial loan, deposit and other services. Regional Banking, which includes the Company's 84 banking branches, is divided into six geographic sales and service regions in eastern Massachusetts. It is presented herein as a single operating segment since its products, services, processes and distribution channels are the same among the regions. The Residential Mortgage group provides residential mortgage loan origination sales and servicing. The Consumer Lending group provides direct and indirect consumer loan and lease products. Nonregional Commercial Banking provides specialized commercial services, including real estate financing, construction lending, cash management services, equipment financing, asset-based lending, merchant services, international trade services, and government banking. The Treasury group is charged with asset/liability risk management of the Company, including the securities portfolio and interest-bearing liabilities.

         The information presented herein includes allocations of interest income or expense on a segment's excess funds used or provided at a rate reflecting the value of the net funds each segment provides from, or uses in, its operations. The rate is applied without regard to differences in the market risk profile of the operating segments. A provision for possible loan losses is assigned to units involved in credit extension based upon management's expectation of normalized losses. Operating expenses of the Company's support groups, including Data Processing, Finance, Legal, Human Resources, among others, are charged to business segments based on allocation criteria determined by the Company. Federal and state income taxes are applied using the Company's consolidated effective tax rate. Assets of business segments that are net fund providers reflect the excess funds sold in their respective asset balances while net funds users reflect excess funds purchased as a part of liability balances. Expenditures for additions to long-lived assets by operating segments are not material. No one customer is responsible for more than 10 percent of revenues. Operating segment interest income is reported net of interest expense consistent with Company methodology.

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Presented in the table below is selected financial information by operating segment and a reconciliation of the reportable segment data to the Company's consolidated total for the three and nine months ended September 30, 1999 under its new regional organization structure effective January 1, 1999.


                                                                NONREGIONAL
                           REGIONAL   RESIDENTIAL   CONSUMER     COMMERCIAL                ALL      RECONCILIATION     UST CORP.
                           BANKING     MORTGAGE     LENDING       BANKING    TREASURY     OTHER(1)     COLUMN(2)      CONSOLIDATED
                          ---------   -----------   --------    -----------  --------     -------   --------------    ------------
                                                                  (DOLLARS IN THOUSANDS)

THREE MONTHS ENDED
SEPTEMBER 30, 1999

Net interest income-
    external sources..... $  (8,221)  $  17,906    $  25,828     $  22,372   $   8,829   $    614     $      471        $  67,799
Interest on funds
  (used)/provided-
  internal transactions..    45,102     (12,488)     (16,810)       (7,786)     (5,189)       851         (3,680)
                          ---------     -------    ---------     ---------   ---------    -------     ----------        ---------
    Total net
      interest income....    36,881       5,418        9,018        14,586       3,640      1,465         (3,209)          67,799
Noninterest income.......     7,877         301          143         1,949         600      7,671             49           18,590
Net income...............     8,598       2,084        2,084         5,448       2,503      1,574         (3,165)          19,126
Total assets............. 4,203,060     973,651    1,347,199     1,261,250   1,346,535    129,091     (3,009,516)       6,251,270


                                                               NONREGIONAL
                           REGIONAL   RESIDENTIAL   CONSUMER    COMMERCIAL                ALL      RECONCILIATION    UST CORP.
                           BANKING     MORTGAGE     LENDING      BANKING    TREASURY     OTHER(1)     COLUMN(2)     CONSOLIDATED
                          ---------   -----------   --------   -----------  --------     -------   --------------   ------------
                                                                 (DOLLARS IN THOUSANDS)

NINE MONTHS ENDED
SEPTEMBER 30, 1999

Net interest income-
    external sources..... $ (26,398)     $ 55,698    $  72,585    $  64,276   $  29,643    $ 1,850     $    3,381       $ 201,035
Interest on funds
  (used)/provided-
  internal transactions..   127,170       (35,962)     (45,057)     (21,283)    (18,850)     2,607         (8,625)
                          ---------      --------    ---------    ---------   ---------    -------     ----------       ---------
    Total net
      interest income....   100,772        19,736       27,528       42,993      10,793      4,457         (5,244)        201,035
Noninterest income.......    19,281         1,306          265        7,034         761     18,205            257          47,109
Net income...............    15,175         8,662        6,434       17,228       6,757      3,981         (4,009)         54,228
Total assets............. 4,203,060       973,651    1,347,199    1,261,250   1,346,535    129,091     (3,009,516)      6,251,270



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

                                    UST CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Presented in the table below is selected financial information by operating segment and a reconciliation of the reportable segment data to the Company's consolidated total for the three and nine months ended September 30, 1999 and 1998. This table is presented for comparability purposes under the organizational structure which was in existence prior to January 1, 1999. The 1999 data presented below includes certain reclassifications and approximations. The historical financial results prior to merger and/or system conversions of acquired institutions accounted for as poolings of interest are not combined with the Company's operating segment results. Such segment information is not readily determinable. Therefore, the operating segment financial information presented is not indicative of segment results for a full year or any interim period.

                                    RETAIL      COMMERCIAL                   ALL    RECONCILIATION                    UST CORP.
                                   BANKING       BANKING      TREASURY     OTHER(1)     COLUMN(2)    ACQUISITIONS(3) CONSOLIDATED
                                   -------      ----------    --------     -------  --------------   --------------  ------------
                                                             (DOLLARS IN THOUSANDS)
THREE MONTHS ENDED
SEPTEMBER 30, 1999

Net interest income-

    external sources............  $  14,697    $   41,020    $   8,829    $  2,782    $      471                      $  67,799
Interest on funds
  (used)/provided-
  internal transactions.........     25,060      (15,944)       (5,189)       (247)       (3,680)
                                  ---------     ---------      -------     -------    ----------                      ---------
    Total net
      interest income...........     39,757        25,076        3,640       2,535        (3,209)                        67,799
Noninterest income..............      7,840         2,749          600       7,352            49                         18,590
Net income......................     10,138         7,622        2,503       2,028        (3,165)                        19,126
Total assets....................  3,753,423     2,065,041    1,346,535     136,052    (1,049,781)                     6,251,270


THREE MONTHS ENDED
SEPTEMBER 30, 1998

Net interest income-
    external sources............  $  14,512     $  24,522    $   8,932    $  2,476     $     325        $  11,969     $  62,736
Interest on funds
  (used)/provided-
  internal transactions.........     14,770        (4,750)      (8,004)       (118)       (1,898)
                                  ---------     ---------      -------     -------    ----------        ---------     ---------
    Total net
      interest income...........     29,282        19,772          928       2,358        (1,573)          11,969        62,736
Noninterest income..............      3,880         2,068          589       3,835           158            1,362        11,892
Net income......................      5,604         5,580          817       1,337        (8,566)          (3,034)        1,738
Total assets....................  2,800,071     1,417,582      939,761     115,354    (1,110,545)       1,506,688     5,668,911


                                     RETAIL      COMMERCIAL                   ALL    RECONCILIATION                    UST CORP.
                                    BANKING       BANKING      TREASURY     OTHER(1)     COLUMN(2)    ACQUISITIONS(3) CONSOLIDATED
                                    -------      ----------    --------     -------  --------------   --------------  ------------
                                                              (DOLLARS IN THOUSANDS)

NINE MONTHS ENDED
SEPTEMBER 30, 1999

Net interest income-
    external sources...........   $  37,633     $ 121,932     $ 29,643     $ 8,446    $    3,381                      $ 201,035
Interest on funds
  (used)/provided-
  internal transactions.........      74,967      (46,934)      (18,850)       (558)       (8,625)
                                  ---------     ---------      -------     -------    ----------        ---------     ---------
    Total net
      interest income..........     112,600        74,998       10,793       7,888        (5,244)                       201,035
Noninterest income.............      19,736         9,016          761      17,339           257                         47,109
Net income.....................      22,927        23,067        6,757       5,486        (4,009)                        54,228
Total assets...................   3,753,423     2,065,041    1,346,535     136,052    (1,049,781)                     6,251,270

NINE MONTHS ENDED
SEPTEMBER 30, 1998

Net interest income-
    external sources...........    $ 36,532     $  72,293    $  28,416    $  7,150    $    2,107        $  41,214     $ 187,712
Interest on funds
  (used)/provided-
  internal transactions........      45,916       (13,353)     (25,431)       (501)       (6,631)
                                  ---------     ---------    ---------    --------    ----------        ---------     ---------
    Total net
      interest income..........      82,448        58,940        2,985       6,649        (4,524)          41,214       187,712
Noninterest income.............      11,615         6,266          217      13,316           531            3,418        35,363
Net income.....................      16,085        17,180        1,636       4,637        (9,332)           7,716        37,922
Total assets...................   2,800,071     1,417,582      939,761     115,354    (1,110,545)       1,506,688     5,668,911


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

(3) The Acquisitions column includes historical financial results of acquired institutions accounted for as poolings of interests. The three and nine months ended September 30, 1998, represent the historical results of Somerset and Affiliated.

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

         On June 21, 1999, the Company announced the execution of a definitive agreement under which Citizens Financial Group, Inc. ("Citizens"), a wholly-owned subsidiary of The Royal Bank of Scotland, plc., would acquire the Company in a cash transaction for $1.4 billion, or $32 per share. The transaction is subject to regulatory approval and is expected to close in January 2000. On September 9, 1999, the Company's shareholders approved the transaction at a special meeting called for such purpose.

         News of this transaction may affect the Company's ability to attract and retain loan and deposit customers, particularly commercial customers. The result may be a decrease in noninterest income derived from fee-based services, a decrease in earning assets, primarily loans, and a reduced ability to attract low-cost deposits which would negatively affect net interest margin. In addition, the Company has placed on hold the introduction of new services and other sources of fee income and postponed the implementation of certain operating cost reduction initiatives. Such initiatives are under review to determine their compatibility with the objectives of a combined UST Corp. and Citizens entity. These factors could individually or collectively negatively affect the Company's operating results for the fourth quarter of this year.

HIGHLIGHTS

         Net income for the quarter ended September 30, 1999 was $19.1 million, or $0.44 per diluted share, compared with $1.7 million, or $0.04 per diluted share, for the same period last year which included $19.6 million ($15.2 million, net of tax) in acquisition expenses and restructuring charges. Excluding such charges, third quarter 1998 net income was $16.9 million, or $0.39 per diluted share. This quarter's earnings results reflect a continuation of the revenue growth experienced over the past several quarters. Net interest income, led by earning asset growth, increased 8 percent, or $5.1 million, over the third quarter of 1998. Noninterest income improved 56 percent, or $6.7 million, due to growth in fee-based services, including asset management, deposit services, mutual funds, corporate services and insurance commission income resulting from the Company's June 1999 acquisition of an insurance agency. The provision for possible loan losses was $6.0 million this quarter compared with a nominal provision in the third quarter of last year. The increased provision over prior quarters results from sustained growth and changes in mix of the loan portfolio and a lower level of recoveries on loans previously charged off compared to prior periods. Noninterest expense increased $2.9 million over third quarter 1998, excluding acquisition expenses and restructuring charges. Increases in personnel costs, occupancy and computer equipment expense to support growth and new business activities account for the higher level of noninterest expense this year. For the nine months ended September 30, 1999, net income was $54.2 million, or $1.25 per diluted share, compared with $53.1 million, or $1.23 per diluted share, for the same period last year, excluding acquisition expense and restructuring charges. Net income, including acquisition and restructuring costs, for the nine months ended September 30, 1998 was $37.9 million, or $0.88 per diluted share.

         Return on average equity and average assets was 13.99 percent and 1.24 percent, respectively, this quarter compared with 1.32 percent and .12 percent for the same quarter last year. Excluding acquisition expenses and restructuring charges, the 1998 return on average equity and average assets was 12.86 percent and 1.20 percent, respectively.

NET INTEREST INCOME ANALYSIS

         Net interest income on a fully taxable equivalent basis was $67.9 million for the quarter ended September 30, 1999, compared with $63.0 million for the same period a year ago. For the first nine months of 1999, net interest income on a fully taxable equivalent basis was $201.7 million compared with $188.7 million for the same period in 1998. The increase in both comparisons was the result of growth in average interest earning assets, primarily loans and securities, favorable changes in deposit mix and lower deposit and borrowing costs. The following table attributes changes in interest income and interest expense to changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities for the three- and nine-month periods ended September 30, 1999, when compared with the three- and nine-month periods ended September 30, 1998. Changes attributable to both rate and volume are allocated on a weighted basis.

                                             THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                  1999 COMPARED WITH 1998                 1999 COMPARED WITH 1998
                                           INCREASE (DECREASE) DUE TO CHANGE IN:    INCREASE (DECREASE) DUE TO CHANGE IN:
                                           ------------------------------------     ------------------------------------
                                           AVERAGE      AVERAGE                     AVERAGE       AVERAGE
                                           VOLUME         RATE          TOTAL        VOLUME         RATE          TOTAL
                                           -------      -------        -------      -------      --------       --------
                                                                      (DOLLARS IN THOUSANDS)
Interest income:
  Interest and fees on loans*............  $ 7,058      $(5,675)       $ 1,383      $22,534      $(19,601)       $ 2,933
  Interest and dividends on securities:
      Taxable............................    2,994          305          3,299        6,258          (972)         5,286
      Nontaxable and preferential
        rate income*.....................     (162)        (146)          (308)        (478)         (402)          (880)
  Interest on federal funds sold
    and other............................   (1,251)         119         (1,132)      (4,200)        1,970         (2,230)
                                           -------      -------        -------      -------      --------       --------
        Total interest income*........ ..    8,639       (5,397)         3,242       24,114       (19,005)         5,109
                                           -------      -------        -------      -------      --------       --------
Interest expense:
  Interest on regular savings, NOW and
    money market deposits................    1,228       (1,494)          (266)       3,668        (4,323)          (655)
  Interest on time deposits..............   (2,958)      (2,493)        (5,451)      (8,676)       (6,710)       (15,386)
  Interest on borrowings.................    5,272       (1,233)         4,039       12,845        (4,663)         8,182
                                           -------      -------        -------      -------      --------       --------
        Total interest expense...........    3,542       (5,220)        (1,678)       7,837       (15,696)        (7,859)
                                           -------      -------        -------      -------      --------       --------
Net interest income......................  $ 5,097      $  (177)       $ 4,920      $16,277      $ (3,309)      $ 12,968
                                           =======      =======        =======      =======      ========       ========


-------------
* Fully taxable equivalent at the federal income tax rate of 35 percent and includes applicable state taxes, net of federal benefit. The tax equivalent adjustments were $35 thousand and $109 thousand on loans and $102 thousand and $512 thousand on nontaxable and preferential rate taxable securities for the three and nine months ended September 30, 1999, respectively.

         Average loans increased over 8 percent in both the three- and nine-month periods, or $339 million and $360 million, respectively, while average securities increased 16 percent and 11 percent, or $173 million and $122 million, respectively. These volume increases in earning assets were the largest contributors to the net interest margin improvements. The deposit mix change was favorable as average noninterest-bearing deposits increased $145 million and $133 million for the three- and nine-month periods, respectively, and lower cost savings, including NOW and money market, increased approximately $200 million in both comparisons. Higher cost certificates of deposit decreased $231 million and $225 million, respectively, for the three and nine months ended September 30, 1999, compared with last year. Average borrowings increased $424 million and $352 million for the three- and nine-month periods, respectively, this year compared with a year ago to provide additional funding for the loan and securities growth. The effect on net interest income from these favorable changes in volume of interest-earning assets and interest-bearing liabilities was an increase of $5.1 million and $16.3 million for the three- and nine-month periods ended September 30, 1999, respectively, compared with the same periods last year.

         Yields on earning assets and cost of interest-bearing liabilities largely reflect a decline in interest rates that occurred in the latter half of 1998 which has been only partially offset by this year's recent rise in market rates. Yield on earning assets was 7.65 percent and 7.71 percent for the three- and nine-month periods, a decline of 40 and 49 basis points, respectively, from last year. Yield on securities increased 8 basis points to 6.38 percent while yield on loans declined 53 basis points to 8.02 percent compared with the same quarter last year. The cost of interest-bearing liabilities decreased 50 basis points and 54 basis points for the three- and nine-month periods to 3.70 percent and 3.69 percent, respectively, this year. The average cost of interest-bearing deposits this quarter was 3.25 percent, a decline of 64 basis points from the same period a year ago. The Company continues to be less rate competitive with new or rolled over higher cost certificates of deposit. The Company also shortened the average life of its borrowings which reduced borrowing costs by 52 basis points for the three-month period to 4.85 percent. The net effect of rate changes on net interest income for the three and nine months ended September 30, 1999, compared with the same periods last year, was a decrease of $.2 million and $3.3 million, respectively.

         The interest rate margin and spread were 4.68 percent and 3.95 percent this quarter, very close to last year's levels of 4.71 percent and 3.85 percent, respectively. For the first nine months of this year, interest rate margin and spread were 4.76 percent and 4.02 percent, respectively, compared with 4.81 percent and 3.97 percent in the first nine months of last year.

NONINTEREST INCOME

         Total noninterest income increased $6.7 million to $18.6 million for the three months ended September 30, 1999 compared with the same period last year. The largest increase was insurance commission income of $2.9 million, due to the June 1999 purchase of the Brewer & Lord insurance agency. Refer to
Note 5 to the Notes to Consolidated Financial Statements for a discussion of acquisitions. Deposit account service charges increased $1.1 million due mostly to an increase in nonsufficient fund ("NSF") fees from customer account growth and an increase in the NSF charge earlier this year. Also higher were asset management fees of $.9 million and the Company realized a $.9 million gain from the sale of former banking branches. For the nine months ended September 30, 1999, noninterest income increased $11.7 million to $47.1 million. Insurance commissions accounted for $3.9 million of the increase followed by service charges on deposit accounts $2.4 million, asset management fees $1.9 million and higher corporate services income, mutual fund fee income and the aforementioned gain on sale of branch locations. This year's noninterest income also included $1.2 million in residual income on terminated equipment leases, while 1998 included $2.6 million in realized gains on mostly venture capital investments compared with $.6 million in realized gains this year.

NONINTEREST EXPENSE

         Total noninterest expense was $50.4 million, $2.9 million higher than the third quarter of last year, excluding 1998's acquisition expenses and restructuring charges of $19.6 million. Salary and employee benefits increased $3.2 million consistent with the expanding operations of the Company, additional staffing related to the transfer of outsourced data processing of the acquired banks to the Company's in-house operating systems, and the additional salaries and commissions related to insurance agency activities. Occupancy and equipment expenses increased $1.1 million and $1.5 million, respectively, reflective of expanding operations, including a new mainframe computer system. Y2K readiness expense decreased $.8 million from a year ago as the Company's readiness program nears completion. This quarter also included a $.9 million gain on sale of other real estate owned while other noninterest expense the 1998 quarter included a one-time charge of $2.0 million in connection with the Company's automated branch platform and teller systems.

         For the nine months ended September 30, 1999, noninterest expense was $154.8 million, an increase of $14.5 million over the first nine months of 1998, excluding acquisition and restructuring expenses. Increased costs associated with expanding operations and the move to bring in house several of the Company's operating systems was reflected in higher salary and benefits of $10.3 million, occupancy $2.7 million, and equipment expense of $3.5 million. Included in the increase in other noninterest expense was this year's $1.2 million write-down of impaired leasehold improvement at the Company's operations facility due to the announced move to a larger data processing center. Other noninterest expense in 1999 also included higher communications expense due to expanding activities. The aforementioned $2.0 million branch systems charges were included in the 1998 other noninterest expense. Partially offsetting these expense increases was lower foreclosed asset and workout expense of $3.2 million due to the aforementioned $.9 million gain on sale of other real estate owned this year while last year included other real estate owned write-downs by the former Somerset Savings Bank. Also significantly lower this year were outsourced data processing costs by $1.6 million.

         The third quarter 1999 operating efficiency ratio, which excludes realized gains/losses on sales of securities and loans, merger-related restructuring charges, and foreclosed asset and workout expense, was 59.3 percent. This compares with 64.0 percent a year ago and 63.5 percent in the second quarter of this year. The improvement reflects the stronger net interest margin, growth in fee-based business combined with several areas of operating cost improvements.


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

         During 1998 the Awareness, Assessment, and Project Planning phases of the Company's Year 2000 Readiness Program were completed and Unit Test Plans for mission critical systems were also completed. Mission critical systems are defined by the Company as those vital to the successful continuance of core business activities. During the first nine months of 1999, the Company developed Test Plans for noncritical applications which are now complete. The Remediation Phase, wherein software and hardware are either modified or replaced, is complete for mission critical applications. The Remediation phase for nonmission critical applications continued during the third quarter and is substantially complete. Unit Testing of individual mission critical systems was completed during the second quarter. Unit Testing for nonmission critical systems was substantially completed in the third quarter. Integration Testing for mission critical systems is complete, while the completion date for nonmission critical systems is early in the fourth quarter. Integration testing involves the testing of applications on an integrated basis, with systems interacting or exchanging data in a future date environment. As of September 30, 1999, the mission critical System Implementation phase, wherein systems are placed into production and used in the normal course of operations, was complete and the nonmission critical System Implementation phase was substantially complete.

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

         Earlier this year, the Company updated Business Continuation Plans and developed Year 2000 contingency addendum for 12 areas that the Company identified as its core business processes. Validation tests of all 12 plans were conducted during the quarter. The processes involved with the Company's data center and check processing were tested at the Company's off-site disaster recovery locations. For the other 11 areas, testing consisted of the performance of a structured walk-through of each Business Continuation Plan and its Year 2000 addendum. During the fourth quarter the Company will continue to update Business Continuation Plans for other business processes and complete its year-end Event Plan which covers the Company's business activities during the period December 31, 1999 through January 4, 2000. The Company has developed a contingency plan that addresses potential liquidity and cash needs for year-end 1999. The Company will continue to monitor the status of its major fund providers.

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

         At September 30, 1999, Year 2000 external readiness expense totaled $9.7 million, $4.2 million in the first nine months of this year, $5.4 million in 1998, and $.1 million in 1997. Although total external costs for the entire project have yet to be determined, the Company expects to incur, as current operating expense (including the above $9.7 million), costs in the range of $10 million to assure Year 2000 readiness. These costs and estimates do not include internal costs incurred for Year 2000 matters. Such internal costs, which are not separately tracked by the Company, consist principally of payroll costs of its information systems group. Capital expenditures for new equipment and software purchases are expected to total an additional $1 million. This estimate does not include the cost of a number of system installations previously planned by the Company in the normal course of business. Costs of the Year 2000 project are based on current estimates and actual results could vary significantly from such estimates.

INCOME TAXES

         The Company recorded income taxes of $10.9 million this quarter which resulted in an effective tax rate of 36.3 percent. The effective tax rate for the third quarter of 1998 was 74.5 percent which included $8.1 million in nondeductible merger-related expenses. Excluding these expenses from pre-tax income, the 1998 effective tax rate was 34.1 percent.

         Included in other assets as of September 30, 1999 was a deferred tax asset of approximately $34 million. The Company believes that it is more likely than not that the benefit of this deferred asset will be realized in future periods.

ASSETS

         Total assets at September 30, 1999 were $6.251 billion, an increase of 6 percent, or $350 million, since the beginning of the year. Net loan growth was 5 percent, or $228 million, to $4.524 billion while securities increased $44 million to $1.356 billion. Intangible assets, net of accumulated amortization, increased approximately $25 million due to the purchase of Brewer & Lord and the resulting goodwill. The completed purchase of a new operations center was the largest contributor to the $23 million increase in premises, furniture and equipment.

         The following table presents the composition of the loan portfolio:

                                              SEPTEMBER 30,     JUNE 30,     MARCH 31,   DECEMBER 31,  SEPTEMBER 30,
                                                  1999           1999         1999          1998          1998
                                              ------------      -------     ---------    -----------   ------------
Commercial:
  Commercial and financial...................  $1,487,336     $1,457,279   $1,371,187    $1,360,274    $1,215,197
  Real estate................................     536,491        585,113      596,201       551,734       520,741
  Lease financing............................      74,119         74,643       74,491        76,053        74,961
  Construction...............................      70,242         62,539       70,462        55,989        64,408
Consumer:
  Residential mortgage.......................     999,457        990,803    1,019,045     1,085,353     1,196,963
  Indirect automobile installment............   1,033,702        999,105      947,866       909,605       859,978
  Indirect automobile lease financing .......     172,848        135,272      117,023        98,363        84,982
  Home equity................................     108,935        109,861      111,631       120,020       125,446
  Other consumer.............................      41,018         38,445       37,539        38,712        39,102
                                               ----------     ----------   ----------    ----------    ----------
        Total loans..........................  $4,524,148     $4,453,060   $4,345,445    $4,296,103    $4,181,778
                                               ==========     ==========   ==========    ==========    ==========

         The Company's commercial loan and lease portfolios listed above totaled $2.168 billion at September 30, 1999, reflecting a net increase of $124 million since year end and $293 million from a year ago, as new loan originations and advances exceeded normal amortization and payoffs. Residential loans decreased $86 million during the first nine months to $999 million due to high levels of prepayment and normal amortization. The recent rise in market interest rates for mortgages reduced the prepayment rate this quarter as residential loans reflected a small increase from June 30, 1999. The indirect automobile loan portfolio grew 14 percent, or $124 million, in the first nine months of this year to $1.034 billion. These loans are subjected to the Company's credit quality standards and are not what is referred to in the industry as "subprime" automobile loans. Indirect automobile lease financing, a product the Company initiated through existing client automobile dealers in 1997, totaled $173 million at September 30, 1999, compared with $98 million at year end and $85 million a year ago.

LIQUIDITY AND FUNDING

         Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations. It may be provided through amortization, maturity or sale of assets such as loans and securities, liability sources such as increased deposits, utilization of a Federal Home Loan Bank ("FHLB") credit facility, borrowings from the Federal Reserve Bank of Boston, purchased or other borrowed funds, and access to the capital markets. The Company's securities portfolio, except for $99 million in restricted and nonmarketable investments, is classified entirely as available-for-sale, which provides the flexibility to sell securities, based upon changes in economic or market conditions, interest rate risk and the Company's financial position and liquidity.

         At September 30, 1999, liquidity, which includes excess cash, funds sold and unpledged securities, totaled approximately $832 million, or 13 percent of total assets.

         The funds needed to support the Company's loan and securities portfolios are provided through a combination of commercial and retail deposits and short-term and other borrowings. Total deposits increased $29 million since year-end 1998 to $4.263 billion. Noninterest-bearing deposits increased $86 million. Savings deposits increased $82 million while certificates of deposit decreased $138 million. Short-term and other borrowings, which consist principally of borrowings from the FHLB and securities sold under agreement to repurchase, increased $303 million to $1.365 billion in support of the loan and securities growth.

         As shown in the Consolidated Statements of Cash Flows, cash and cash equivalents increased $3 million during the nine-month period ended September 30, 1999. Cash provided by operations resulted largely from net income earned during the period. Cash used by investing activities was due to net new loan fundings, net purchases of securities available-for-sale, purchases of premises and equipment and the purchase of the Brewer & Lord insurance agency. Net cash provided by financing activities was primarily due to an increase in nontime deposits and short-term and other borrowings, partially offset by a decrease in certificates of deposit.

         At September 30, 1999, the parent company had $3 million in cash and $14 million in repurchase agreements compared with $5 million in cash and $15 million in repurchase agreements at year end. The decrease in excess fund balances was primarily due to $19 million in dividends paid to shareholders and $5 million in stock repurchase transactions, net of $21 million in dividends received from subsidiaries.

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

         The following table summarizes the Company's GAP position at September 30, 1999:

                                                        INTEREST SENSITIVE PERIODS
                                              -------------------------------------------------
                                              0-30 DAYS   31-91 DAYS   91-365 DAYS  OVER 1 YEAR    TOTAL
                                              ---------   ----------   -----------  -----------   -------
                                                            (DOLLARS IN MILLIONS)

Loans, net of reserve........................  $ 1,299      $  503       $  819        $1,836     $ 4,457
Federal funds sold and other.................       19                                                 19
Securities...................................       36          72          126         1,122       1,356
Other assets.................................        6                                    413         419
                                               -------      ------       ------        ------     -------
        Total assets.........................  $ 1,360      $  575       $  945        $3,371     $ 6,251
                                               -------      ------       ------        ------     =======
Interest-bearing deposits....................  $   908      $  199       $  617        $1,606     $ 3,330
Borrowed funds...............................    1,343                        3            19       1,365
Noninterest-bearing deposits.................      189                                    744         933
Other liabilities and stockholders' equity...                                             623         623
                                               -------      ------       ------        ------     -------
        Total liabilities and equity.........  $ 2,440      $  199       $  620        $2,992     $ 6,251
                                               -------      ------       ------        ------     =======
GAP for period...............................  $(1,080)     $  376       $  325        $  379
                                               -------      ------       ------        ------
Cumulative GAP...............................  $(1,080)     $ (704)      $ (379)       $    0
                                               =======      ======       ======        ======
As a percent of total assets.................   (17.28)%    (11.26)%      (6.06)%


         The majority of loans are included in 0-30 days as they reprice in response to changes in the interest rate environment. Interest-bearing deposits are classified according to their expected interest rate sensitivity. Actual sensitivity of these deposits is reviewed periodically and adjustments are made in the Company's GAP analysis that management deems appropriate. Securities and noninterest-bearing deposits are categorized according to their expected lives based on published industry prepayment estimates in the case of securities and current management estimates for noninterest-bearing deposits. Securities are evaluated in conjunction with the Company's asset/liability management strategy and may be purchased or sold in response to expected or actual changes in interest rates, credit risk, prepayment risk, loan growth and similar factors. The reserve for possible loan losses is included in the "Over 1 Year" category of loans. At September 30, 1999, the one-year cumulative GAP position was negative at $379 million, or approximately 6 percent of total assets. The average life of earning assets has been extended through the purchase of longer-term securities lessening the economic risk from accelerated prepayment. In addition, the average life of interest-bearing liabilities has been shortened as long-term borrowings at maturity have been replaced with short-term and overnight borrowings.

CREDIT QUALITY AND RESERVE FOR POSSIBLE LOAN LOSSES

         At September 30, 1999, substandard loans were $50.5 million compared with $46.7 million at June 30, 1999. Loans reported as substandard include loans classified as Substandard or Doubtful as determined by the Company in its internal credit risk rating profile. Under the Company's definition, Substandard loans, which include those on nonaccrual, are characterized by the distinct possibility that some loss will be sustained if the credit deficiencies are not corrected. The Substandard classification, however, does not necessarily imply ultimate loss for each individual loan so classified. Loans classified as Doubtful have all the weaknesses inherent in Substandard loans with the added characteristic that the weaknesses make collection of 100 percent of the assets questionable and improbable. At September 30, 1999, approximately 40 percent of loans classified as Substandard or Doubtful were collateralized by real estate and the remainder by accounts receivable, inventory, equipment and other business assets.

         Also, at September 30, 1999, loans rated Special Mention in the Company's internal risk rating profile amounted to $46.3 million, all of which were current. Special Mention loans, as defined by the Company, have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the assets.

         The following table displays the Company's total nonperforming assets and measures performance regarding certain key indicators of asset quality:

                                                 SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31, SEPTEMBER 30,
                                                     1999         1999        1999         1998         1998
                                                 ------------    -------    --------    -----------  ------------
                                                                      (DOLLARS IN THOUSANDS)
Nonperforming assets:
   Nonaccrual loans.............................   $25,868      $25,476      $23,970      $23,967      $25,354
   Accruing loans 90 days or more past due......     2,142        1,470        2,998        2,423        2,983
   Other property owned ("OPO"), net*...........     2,023        3,148        4,542        4,660        3,391
   Restructured loans...........................                                              141        6,681
                                                   -------      -------      -------      -------      -------
Total nonperforming assets......................   $30,033      $30,094      $31,510      $31,191      $38,409
                                                   =======      =======      =======      =======      =======

Reserve for possible loan losses................   $67,556      $63,654      $63,840      $65,274      $65,146
Net charge-offs for the quarter.................     2,098        1,586        2,634        5,451        4,298
OPO reserve.....................................     2,866        2,886        5,677        5,657        5,611

Ratios:
   Reserve to nonaccrual loans..................     261.2%       249.9%       266.3%       272.3%       256.9%
   Reserve to total of nonaccrual loans,
     accruing loans 90 days or more past
     due, and restructured loans................     241.2%       236.2%       236.7%       246.0%       186.0%
   Reserve to period-end loans..................       1.5%         1.4%         1.5%         1.5%         1.6%
   Nonaccrual loans and accruing loans over
     90 days past due to period-end loans.......       0.6%         0.6%         0.6%         0.6%         0.7%
   Nonperforming assets to period-end
     loans and OPO..............................       0.7%         0.7%         0.7%         0.7%         0.8%
   Annualized net charge-offs (recoveries)
     to average loans...........................       0.2%         0.2%         0.2%         0.5%         0.4%
   OPO reserve to OPO...........................      58.6%        47.8%        55.6%        54.8%        62.3%


------------
* Included in other property owned ("OPO") are other real estate, automobiles and equipment acquired through foreclosure or in settlement of loans and leases.

         As shown in the table above, total nonperforming assets at September 30, 1999 were $30 million, consistent with the June 30, 1999 balance. The reduction in nonperforming assets from a year ago of $8.4 million was due mostly to the sale in the latter half of 1998 of $21 million in substandard commercial and residential loans acquired in that year's bank acquisitions. The quarter-to-date net charge-offs of $2.1 million and provision for possible loan losses this quarter of $6.0 million resulted in a reserve of $67.6 million at September 30. The reserve to nonaccrual loan ratio was 261 percent at September 30, 1999. Reserve to total loans increased slightly to 1.5 percent from 1.4 percent at June 30.

         The Company's consumer loan delinquency rates (greater than 30 days past due including nonaccruals) continue to remain at favorable levels. The delinquency rate for the indirect automobile loans, the largest component of the Company's consumer loan portfolio, was 2.33 percent at September 30, 1999, a slight increase from 2.25 percent at year end. It is possible that with the combination of a reduction in growth rate of the indirect automobile loans and the eventual maturity of the existing portfolio, the delinquency rate may continue to increase resulting in an increase in the level of charge-offs in future periods.

         At September 30, 1999, total impaired loans were $15.4 million, comprised of $0.8 million that required a reserve for possible loan losses of $51 thousand and $14.6 million that did not require a related reserve. Impaired loans, as defined in Statement of Financial Accounting Standards No. 114 ("SFAS No. 114") are commercial and commercial real estate loans recognized by the Company as nonaccrual and restructured.

         The Company maintains a reserve for possible loan losses to absorb future charge-offs of loans and leases in the existing portfolio. The reserve is increased when a loan loss provision is recorded in the income statement. When a loan, or portion thereof, is considered uncollectible, it is charged against the reserve. Recoveries on amounts previously charged off are added to the reserve when collected. Adequacy of the reserve for possible loan losses is evaluated using consistent, systematic methodologies which analyze the size and risk of the loan and lease portfolio. Factors in this analysis include historical loss experience and asset quality, as reflected by delinquency trends, nonaccrual and restructured loans and the Company's credit risk rating profile. Consideration is also given to the current and expected economic conditions and, in particular, how such conditions affect the types of credits in the portfolio and the market area in general.

         No portion of the reserve is restricted to any loan or group of loans, and the entire reserve is available to absorb future realized losses. The amount and timing of realized losses and future reserve allocations may vary from current estimates. An allocation of the reserve for possible loan losses to each category of loans is presented below:

                                           SEPTEMBER 30,   JUNE 30,  MARCH 31,  DECEMBER 31,  SEPTEMBER 30,
                                               1999        1999        1999        1998          1998
                                           -----------     -------   ---------  -----------   ------------
Reserve for possible loan losses
  allocation to loans outstanding:
   Commercial:
      Commercial and financial...........    $24,005      $22,902    $20,891      $20,938       $18,642
      Real estate........................      8,661        9,195      9,083        8,492         7,989
      Lease financing....................      2,416        1,586      1,644        1,685         1,421
      Construction.......................      1,134          983      1,074          862           988
   Consumer*.............................     29,813       28,988     29,027       30,152        30,215
   Unallocated...........................      1,527                   2,121        3,145         5,891
                                             -------      -------    -------      -------       -------
      Total loan loss reserve............    $67,556      $63,654    $63,840      $65,274       $65,146
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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations). Management believes, as of September 30, 1999, that the Company and its subsidiary banks meet all of their respective capital adequacy requirements.

         The actual capital amounts and ratios of the Company and its banking subsidiaries as of September 30, 1999 are presented in the following summary:

                                                  AMOUNT                                  PERCENT
                                     ------------------------------------    --------------------------------------
                                                 ADEQUATELY      WELL                    ADEQUATELY         WELL
                                                CAPITALIZED   CAPITALIZED                CAPITALIZED    CAPITALIZED
                                     ACTUAL       MINIMUMS     MINIMUMS      ACTUAL       MINIMUMS        MINIMUMS
                                     ------     -----------   -----------    ------      -----------    -----------
                                                                 (DOLLARS IN MILLIONS)

UST Corp. Consolidated:
  Tier 1 leverage capital...........  $486.1      $ 242.5            *        8.02%         4.00%             *
  Tier 1 capital....................   486.1        204.7            *        9.50%         4.00%             *
  Total (Tier 1 and Tier 2)
     capital .......................   550.1        409.1            *       10.76%         8.00%             *

USTrust:
  Tier 1 leverage capital...........   452.2        241.3       $301.6        7.50%         4.00%          5.00%
  Tier 1 capital....................   452.2        203.7        305.5        8.88%         4.00%          6.00%
  Total (Tier 1 and Tier 2)
    capital ........................   515.8        407.1        508.8       10.14%         8.00%         10.00%

United States Trust Company:
  Tier 1 leverage capital...........     6.6          1.1          1.4       24.19%         4.00%          5.00%
  Tier 1 capital....................     6.6          0.6          0.8       47.40%         4.00%          6.00%
  Total (Tier 1 and Tier 2)
    capital ........................     6.6          1.1          1.4       47.46%         8.00%         10.00%


------------
*  Not applicable

         On September 21, 1999, a regular quarterly dividend to stockholders was declared of $0.15 per share for a total of $6.4 million payable on October 26, 1999. This quarter's dividend was consistent with last quarter and the same quarter last year.

         In November 1998, the Company announced that its Board of Directors approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to 310,000 shares which constitutes less than 1 percent of the Company's common stock outstanding. The repurchase program will not affect the Company's use of the pooling of interests method of accounting to record the earlier acquisitions by the Company of Affiliated and Somerset. The program authorized the Company to buy back common stock from time to time, subject to prevailing market conditions, in the open market or in privately negotiated transactions. As of September 30, 1999, all of the authorized 310,000 shares had been repurchased and reissued under this program with no shares remaining in treasury.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         The preceding Management's discussion of this Form 10-Q contains certain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, including without limitation statements regarding (i) rates of loan growth and amortization; (ii) the rate of loan delinquencies and amounts of charge-offs; (iii) the level of reserve for possible loan losses; (iv) the Company's ability to minimize any detrimental effects of the Year 2000 problem and estimates of associated expense; (v) expectations regarding the Company's earning asset and cost of interest-bearing liabilities rates as well as the effects on operating results from changes in market interest rates; (vi) utilization of deferred tax assets; and (vii) expectations as to the timing and effect of the Citizens transaction. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company and estimates of the effects of its past acquisition activities. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations. Risk factors that could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, which could further accentuate credit-related losses and expenses; (iii) adverse changes in the local real estate market can also negatively affect credit risk as most of the Company's loans are concentrated in Eastern Massachusetts and a substantial portion of these loans have real estate as primary and secondary collateral; (iv) the consequences of continued bank acquisitions and mergers in the Company's market, resulting in fewer but much larger and financially stronger competitors which could increase competition for financial services to the Company's detriment; (v) fluctuations in market rates and prices can negatively affect net interest margin, asset valuations and expense expectations; (vi) the various risk factors discussed under the caption "Year 2000" of this Form 10-Q; (vii) changes in the regulatory requirements of federal and state agencies applicable to bank holding companies and banks, such as the Company and its Subsidiary Banks, which could have a materially adverse effect on the Company's future operating results; and (viii) receipt of regulatory approval of the Citizens transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


         For the quarter ended September 30, 1999, Items 2, 3, and 5 of Part II are either inapplicable or would elicit a response of "None" and, therefore, no reference thereto has been made herein.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SPECIAL MEETING OF STOCKHOLDERS

         A Special Meeting of Stockholders of the Company was held on September 9, 1999 to approve the Agreement and Plan of Merger, dated as of June 21, 1999, by and between the Company, Citizens Financial Group, Inc., a Delaware corporation ("Citizens"), and Citizens Acquisition Corp., a Massachusetts corporation and wholly-owned subsidiary of Citizens, and the merger contemplated by that agreement, pursuant to which, among other things, each outstanding share of common stock, par value $0.625 per share, of the Company (other than certain shares owned by the Company, Citizens or their respective subsidiaries, which will be canceled) will be converted, upon the effectiveness of the merger, into the right to receive $32.00 in cash. The Proposal had previously been approved by the Company's Board of Directors.

         At the Special Meeting the transaction was approved and the following votes were cast with respect to the approval of the Agreement and Plan of
Merger:

           IN FAVOR        AGAINST       ABSTAIN           DELIVERED NOT VOTED
           --------        -------       -------           -------------------

          30,352,277       438,462        91,267                    0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  The Notice of the Special Meeting of Stockholders dated July 29, 1999 and related proxy card for the Special Meeting of Stockholders held on September 9, 1999 was previously filed with the Securities and Exchange Commission on July 29, 1999 in hard copy and EDGAR electronic formats.

                  27 Article 9 Summary Financial Information for the nine months ended September 30, 1999.

         (b)      Reports on Form 8-K.

                  None

         In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned duly authorized officers of the Company.



Date: November 15, 1999             By: /s/ Neal F. Finnegan
                                        ----------------------------------------
                                        Neal F. Finnegan, President and
                                        Chief Executive Officer



Date: November 15, 1999             By: /s/ James K. Hunt
                                        ----------------------------------------
                                        James K. Hunt, Executive Vice President,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)